Form 10-Q
period 2007-09-30
ATHENAHEALTH INC
filed 2007-11-13
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number   001-33689

athenahealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3387530
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
311 Arsenal St.
Watertown, MA 02472
(Address of principal executive offices)
(617) 402-1000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐  Large accelerated filer          ☐  Accelerated filer           ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☑
     As of November 6, 2007, there were 32,240,064 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares and per share amounts)

	September	December
	30, 2007	31, 2006

Assets
Current assets:
Cash and cash equivalents	$89,809	$4,191
Short-term investments	—	5,545
Accounts receivable, net of allowance of $625 and $565 at September 30, 2007 and December 31, 2006	13,331	10,009
Prepaid expenses and other current assets	2,178	1,610

Total current assets	105,318	21,355
Property and equipment — net	11,953	13,481
Restricted cash	2,569	3,170
Software development costs — net	1,743	1,720
Other assets	256	247

Total Assets	$121,839	$39,973

Liabilities Convertible Preferred Stock & Stockholder’s Equity (Deficit)
Current liabilities:
Line of credit	$—	$7,204
Current portion of long-term debt	7,596	3,116
Accounts payable	659	1,130
Accrued compensation expenses	5,685	5,025
Accrued expenses	3,931	2,609
Deferred revenue	4,290	3,614
Current portion of deferred rent	1,000	948

Total current liabilities	23,161	23,646
Warrant liability	—	2,423
Deferred rent, net of current portion	10,460	11,108
Debt, net of current portion	15,221	16,973

Total liabilities	48,842	54,150

Contingencies (Note 9)
Convertible preferred stock; $0.01 par value per share; 26,389,684 shares authorized; 22,331,991 shares issued and 21,531,457 shares outstanding at December 31, 2006, at redemption value (liquidation value $50,094); no shares authorized, issued or outstanding at September 30, 2007	—	50,094
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share: no shares authorized, issued and outstanding at December 31, 2006: 5,000,000 shares authorized , and no shares issued and outstanding at September 30, 2007	—	—
Common stock; $0.01 par value per share; 50,000,000 shares authorized; 5,281,291 shares issued and 4,803,966 shares outstanding at December 31, 2006; 125,000,000 shares authorized, 33,513,893 shares issued, 32,236,034 shares outstanding at September 30, 2007	335	53
Additional paid-in capital	144,554	2,090
Treasury stock, 1,277,859 shares	(1,200)	(1,200)
Accumulated other comprehensive income (loss)	60	(34)
Accumulated deficit	(70,752)	(65,180)

Total stockholder’s equity (deficit)	72,997	(64,271)

Total liabilities, convertible preferred stock and stockholder’s equity (deficit)	$121,839	$39,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per-share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Business services	$24,380	$18,345	$67,648	$51,167
Implementation and other	1,788	1,283	4,960	3,800

Total revenue	26,168	19,628	72,608	54,967

Expenses:
Direct operating costs	11,732	9,166	33,900	26,624
Selling and marketing	4,329	3,813	12,643	11,248
Research and development	1,852	2,137	5,451	4,645
General and administrative	4,341	4,150	13,912	11,921
Depreciation and amortization	1,277	1,636	4,325	4,589

Total expenses	23,531	20,902	70,231	59,027

Operating income (loss)	2,637	(1,274)	2,377	(4,060)
Other income (expense):
Interest income	142	99	356	251
Interest expense	(777)	(677)	(2,399)	(1,883)
Other expense	(1,273)	(103)	(5,689)	(444)

Total other expense	(1,908)	(681)	(7,732)	(2,076)

Income (loss) before income taxes and cumulative effect of change in accounting principle	729	(1,955)	(5,355)	(6,136)
Income tax expense	217	—	217	—

Income (loss) before cumulative effect of change in accounting principle	512	(1,955)	(5,572)	(6,136)
Cumulative effect of change in accounting principle	—	—	—	(373)

Net income (loss)	$512	$(1,955)	$(5,572)	$(6,509)

Net income (loss) per share — Basic
Before cummulative effect of change in accounting principle	$0.06	$(0.41)	$(0.91)	$(1.31)
Cumulative effect of change in accounting principle	—	—	—	(0.08)

Net income (loss) per share — basic	$0.06	$(0.41)	$(0.91)	$(1.39)

Net income (loss) per share — Diluted
Before cummulative effect of change in accounting principle	$0.05	$(0.41)	$(0.91)	$(1.31)
Cumulative effect of change in accounting principle	—	—	—	(0.08)

Net income (loss) per share — diluted	$0.05	$(0.41)	$(0.91)	$(1.39)

Weighted average shares used in computing net income (loss) per share
Basic	8,380,572	4,724,694	6,095,261	4,679,762
Diluted	10,877,337	4,724,694	6,095,261	4,679,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in thousands except share amounts)

						Accumulated
			Additional			Other		Total	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity (Deficit)	Loss
BALANCE—January 1, 2007	5,281,291	$53	$2,090	(1,277,859)	$(1,200)	$(34)	$(65,180)	$(64,271)

Stock compensation expense			937					937
Stock options exercised	422,115	4	670					674
Warrants exercised	478,496	5	1,706					1,711
Shareholder contribution of capital			592					592
Shares issued in initial public offering, net of expenses	5,000,000	50	81,237					81,287
Conversion of covertible preferred stock to common stock	22,331,991	223	49,871					50,094
Reclassification of warrant liability to additional paid-in capital			7,451					7,451
Net loss							(5,572)	(5,572)	$(5,572)
Unrealized gain on available-for-sale investments						34		34	34
Foreign currency translation adjustment						60		60	60

Total comprehensive loss									$(5,478)

BALANCE—September 30, 2007	33,513,893	$335	$144,554	(1,277,859)	$(1,200)	$60	$(70,752)	$72,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,572)	$(6,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,325	4,589
Accretion of debt discount	136	105
Amortization of premium (discounts) on investments	(74)	—
Non-cash rent expense	1,973	1,971
Financial advisor fee paid by investor	592	—
Provision for uncollectible accounts	379	73
Valuation of preferred stock warrants	(33)	—
Cumulative effect of change in accounting priciple	—	373
Non-cash warrant expense	5,027	445
Stock compensation expense	937	171
Loss on disposal of property and equipment	98	6
Changes in operating assets and liabilities:
Accounts receivable	(3,701)	(2,685)
Prepaid expenses and other current assets	(569)	13
Accounts payable	(586)	586
Accrued expenses	2,054	454
Deferred revenue	676	397
Deferred rent	(2,567)	(2,440)
Other long-term assets	(8)	(50)

Net cash provided by (used in) operating activities	3,087	(2,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(801)	(830)
Purchases of property and equipment	(2,051)	(2,674)
Proceeds from sales and maturities of investments	7,603	—
Purchases of investments	(1,949)	(3,180)
Decrease in restricted cash	601	355

Net cash provided by (used in) investing activities	3,403	(6,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	2,385	173
Payments on long term debt	(2,492)	(1,592)
Proceeds of initial public offering, net of issuance costs	81,287	—
Proceeds from long term debt	5,117	5,479
Proceeds from line of credit	5,914	8,070
Payments on line of credit	(13,118)	(5,489)

Net cash provided by financing activities	79,093	6,641

Effects of exchange rate changes on cash and cash equivalents	35	(1)

Net increase (decrease) in cash and cash equivalents	85,618	(2,190)
Cash and cash equivalants at beginning of period	4,191	9,309

Cash and cash equivalants at end of period	$89,809	$7,119

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payables and accrued expenses	$300	$200

Supplemental disclosures of cash flow information — Cash paid for interest	$2,388	$1,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except share and per-share amounts)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2007.
The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (“SEC”) on September 19, 2007.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under GAAP. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The Company is evaluating the impact of SFAS 157 on its financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value.
3. LINE OF CREDIT
The Company has a revolving line of credit (“LOC”) with a bank, which has a maximum available borrowing amount of $10,000 at December 31, 2006 and was scheduled to mature in August 2007. The LOC contains certain financial and nonfinancial covenants. In January 2007, the Company amended the LOC to adjust the interest rate to the prime rate and amend the financial covenant related to the Company’s adjusted quick ratio. In May 2007, the Company extended the maturity date of the LOC to August 2008. As of December 31, 2006, principal outstanding under the LOC accrued interest at a per-annum rate equal to the bank’s prime rate. The Company is required to pay a commitment fee equal to 0.125% of the average of the unused portion of the LOC, which is payable quarterly in arrears and recorded as additional interest expense. During the quarter ended September 30, 2007, the Company made payments to reduce the LOC balance to $0.
The interest rate in effect at September 30, 2007 was 7.75% and the available borrowings under the LOC at September 30, 2007 was $9,000.
4. DEBT
The summary of outstanding debt is as follows:

	As of September 30,	As of December 31,
	2007	2006
Subordinate note	$17,000	$14,000
Equipment lines of credit	6,094	6,469

	23,094	20,469
Less unamortized discount	(277)	(380)

Total debt	22,817	20,089
Less current portion of long term debt	(7,596)	(3,116)

Long-term debt, net of current portion	$15,221	$16,973

In June 2007, the Company entered into a $6,000 master loan and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to be reimbursed for eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each borrowing is payable in 36 equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. At September 30, 2007, the Company had $878 outstanding under the Equipment Line. The weighted average interest rate on the Equipment Line at September 30, 2007 was 5.6%.
On October 1, 2007 the Company used a portion of the proceeds from the initial public offering (“IPO”) (Note 5) to repay approximately $5,216 of the principal outstanding on the equipment line. In connection to this early payment of debt, the Company paid approximately $170 in an early payment penalty and accrued interest which was recorded in the month of October 2007.
Interest paid was $667 and $777 for the three months ended September 30, 2006 and September 30, 2007, respectively, and $1,863 and $2,388 for the nine months ended September 30, 2006 and September 30, 2007, respectively.
5. COMMON STOCK AND WARRANTS
Initial Public Offering — On September 25, 2007, the Company raised $90,000 in gross proceeds from the sale of 5.0 million shares of its common stock in an IPO at $18.00 per share. The net offering proceeds after deducting approximately $8,700 in offering related expenses and underwriters’ discount were approximately $81,300. All outstanding shares of the

Company’s convertible preferred stock were converted into 21,531,457 shares of common stock upon completion of the IPO.
Warrants—The Company has issued common and preferred stock warrants in connection with certain debt and equity financings. Upon completion of the IPO, all of the Company’s outstanding preferred stock was automatically converted into common stock and, accordingly, all warrants to purchase preferred stock were converted into warrants to purchase common stock. As of September 30, 2007, there were 154,936 common stock warrants outstanding at a weighted average exercise price of $2.08 per share. During the three and nine months ended September 30, 2007, warrant holders exercised approximately 470,421 warrants resulting in net proceeds to the Company of approximately $1,711. Certain of these warrants were also exercised during the three and nine months ended September 30, 2007, using the net issue exercise provision allowed under the terms of the agreement, resulting in 8,075 shares of common stock issued to the warrant holder on the exercise of 9,430 warrants.
The fair value of warrants related to the issuance of debt were recorded as a debt discount and are being recorded as additional interest expense over the term of the related debt. In accordance with FASB Staff Position No. 150-5, Issuer’s Accounting under FASB Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FSP 150-5”), the fair value of the warrants to purchase redeemable preferred stock is classified as a liability on the accompanying condensed consolidated balance sheets with adjustments to fair value recorded as other expense in the accompanying condensed consolidated statements of operations.
During the three and nine months ended September 30, 2007, the Company revalued the warrant liability relating to the preferred stock warrants and recorded other expense of $1,273 and $5,027, respectively. During the three and nine months ended September 30, 2006, the Company revalued the warrant liability relating to the preferred stock warrants and recorded other expense of $103 and $444, respectively.
Upon completion of the IPO and the conversion of outstanding preferred stock to common stock, the preferred stock warrants became automatically exercisable into shares of common stock. Accordingly, the warrant liability of $7,451 was reclassified to additional paid-in capital.
Treasury stock — Upon completion of the IPO, shares of the Company’s preferred stock that were repurchased and recorded as treasury stock at cost and included as a component of stockholders’ deficit were converted to shares of common stock.
6. STOCK-BASED COMPENSATION
The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive awards, or make direct purchases of shares of the Company’s common stock. On July 27, 2007, the board of directors and the Company’s shareholders of the Company approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”) effective as of the close of the Company’s IPO which occurred on September 25, 2007. The board of directors authorized 1.0 million shares in addition to the shares available under the Company’s 2007 Stock Option Plan. Options granted under the plan may be incentive stock options or nonqualified options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the Plan.  The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) 5.0% of the number of then-outstanding shares of stock and of the preceding December 31 and (ii) a number as determined by the board of directors.
Incentive stock options are granted at or above the fair value of the Company’s common stock at the grant date as determined by the Board of Directors. Incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock are granted at 110% of the fair value of the Company’s common stock at the date of the grant. Nonqualified options may be granted at amounts up to the fair value of the Company’s common stock on the date of the grant, as determined by the Board of Directors. All options granted vest over a range of one to four years and have contractual terms of between five and ten years. Options granted for new hires typically vest 25% per year over a total of four years at each anniversary.
At September 30, 2007, there were approximately 1,106,788 shares available for grant under the Company’s stock award plans.
A summary of the status of our stock option plan at September 30, 2007, and the changes during the nine months then ended is presented in the table below:

		Weighted-	Weighted-Average	Aggregate
		Average Exercise	Remaining Contractual	Instrinsic
	Shares	Price	Term (in years)	Value
Outstanding — January 1, 2007	2,825,686	$2.62	7.4	$12,946
Granted	610,350	$8.69
Exercised	(422,115)	$1.60
Forfeited	(117,804)	$6.24

Outstanding — at September 30, 2007	2,896,117	$3.90	7.3	$90,004

Exercisable — at September 30, 2007	2,360,659	$3.10	6.9	$75,243

Vested and expected to vest at September 30, 2007	2,607,896	$3.56	7.1	$79,159

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on September 30, 2007 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. As of September 30, 2007, there was $4,618 of total unrecognized stock-based compensation expense related to stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.1 years. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $15.27 and $8.69, respectively. The intrinsic value of stock options exercised for the three and nine months ended September 30, 2007 was $1,766 and $3,212, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.
As a result of adoption of SFAS 123(R) on January 1, 2006, the Company recorded compensation expense of $75 and $333 for the three months ended September 30, 2006 and 2007, respectively, and $171 and $937 for the nine months ended September 30, 2006 and September 30, 2007, respectively.

Stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 are as follows (no amounts were capitalized):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Stock-based compensation charged to:
Direct operating costs	$43	$16	$136	$43
Selling and marketing	3	12	84	31
Research and development	79	13	178	37
General and administrative	208	34	539	60

Total	$333	$75	$937	$171

The Company values stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its IPO in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of a group of peer companies to support the assumptions used in its calculations for the three and nine months ended September 30, 2006 and 2007. The Company averaged the volatilities and expected terms of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed below. The risk free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

	Three months	Three months	Nine months	Nine months
	ended September	ended September	ended September	ended September
	30, 2007	30, 2006	30, 2007	30, 2006

Risk-free interest rate	4.65%	4.90%	4.70%	4.90%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected option term (years)	6.25	6.25	6.25	6.25
Expected stock volatility	71.00%	71.00%	71.00%	71.00%
7. NET INCOME (LOSS) PER SHARE
The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, and awards, using the treasury stock method. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.

	Three months	Three months	Nine months	Nine months
	ended September	ended September	ended September	ended September
in thousands except per share amounts	30, 2007	30, 2006	30, 2007	30, 2006

Income (loss) before cumulative effect of change in accounting principle	$512	$(1,955)	$(5,572)	$(6,136)
Cumulative effect of change in accounting principle	—	—	—	(373)

Net income (loss)	$512	$(1,955)	$(5,572)	$(6,509)

Shares used in computing basic net income per share	8,381	4,725	6,095	4,680
Effect of dilutive securities	2,496	—	—	—

Shares used in computing diluted net income per share	10,877	4,725	6,095	4,680

Income (loss) per share — basic before change in accounting principle	$0.06	$(0.41)	$(0.91)	$(1.31)
Cumulative effect of change in accounting principle	—	—	—	(0.08)

Net income (loss) per share — basic	$0.06	$(0.41)	$(0.91)	$(1.39)

Income (loss) per share — diluted before change in accounting principle	$0.05	$(0.41)	$(0.91)	$(1.31)
Cumulative effect of change in accounting principle	—	—	—	(0.08)

Net income (loss) per share — diluted	$0.05	$(0.41)	$(0.91)	$(1.39)

For the three and nine months ended September 30, 2006 and 2007, there were no shares that were antidilutive.
8. INCOME TAXES
The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $217 for the three and nine months ended September 30, 2007. The Company did not record a provision for income taxes for the three and nine months ended September 30, 2006, as the Company was in a loss position and no benefit was recorded.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. Upon adoption of FIN 48 the Company recognized a reduction in recognized deferred tax asset for unrecognized tax benefits totaling $744. The Company has recognized a full valuation allowance to offset the net deferred tax assets as the Company’s history of losses does not support that it is more-likely than not that these assets will be realized.

The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The 1999 through 2006 tax years generally remain subject to examination by federal and most state tax authorities.
     The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. However, as of September 30, 2007 the Company has no accrued interest or penalties related to uncertain tax positions. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until the Company begins utilizing its net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts.
9. CONTINGENCIES
In February 2005, the Company was sued by Billingnetwork Patent, Inc. in Florida federal court alleging infringement of its patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System.” In April 2005, the Company moved to dismiss that case, and oral arguments on that motion were heard by the court in March of 2006. The Company is awaiting further action from the court at this time, however the potential outcome of this case is neither probable nor estimable and therefore there is no accrual for such claim recorded at September 30, 2007.
The Company is engaged from time to time in legal disputes arising in the ordinary course of business, including contract disputes, employment discrimination claims and challenges to the Company’s intellectual property. The Company believes that it is remote that the ultimate dispositions of these matters will have a material effect on the Company’s financial position, results of operations, or cash flows. There are no accruals for such claims recorded at September 30, 2007.
The Company’s services are subject to sales and use taxes in certain jurisdictions. The Company’s contractual agreements with its customers provide that payment of any sales or use tax assessments are the responsibility of the customer. Accordingly, the Company believes that sales and use tax assessments, if applicable, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected.
     All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on September 19, 2007.
Overview
     athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on three integrated components: our proprietary internet-based software, our continually updated database of payer reimbursement process rules and our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, that automates and manages medical record-related functions for physician practices and includes an electronic medical record, or EMR, platform. We refer to athenaCollector as our revenue cycle management service and athenaClinicals as our clinical cycle management service. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls and more efficiently manage clinical and billing information.
     Our services require relatively modest initial investment, are highly adaptable to changing healthcare and technology trends and are designed to generate significant financial benefit for our physician clients. Our results are directly tied to the financial performance of our clients because the majority of our revenue is based on a percentage of their collections. Our services have enabled our clients on average, to resolve 93% of their claims to payers on their first submission attempt, compared to an industry average we estimate to be 70%. Our internal studies show that we have reduced the days in accounts receivable of our client base by more than 30%. We have experienced a contract renewal rate of at least 97% in each of the last five years, and this persistent client base drives a predictable revenue stream.
     In 2006, we generated revenue of $75.8 million from the sale of our services compared to $53.5 million in 2005. For the nine months ended September 30, 2007 we generated revenue of $72.6 million versus $55.0 million for the nine months ended September 30, 2006. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation and infrastructure. Despite increased spending in these areas, higher revenue and lower direct operating expense as a percentage of revenue have led to smaller net losses.
     Our revenues are predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts and the collections of these physicians. To provide these services we incur expense in several categories, including direct operating, selling and marketing, research and development, general and administrative and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities and our infrastructure. As our revenues have grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience an increase in operating margin. Due to growth in the value of our equity, we have incurred substantial expenses related to warrants that will cease to accrue further upon the completion of this offering. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants. As a result of this offering, we expect to retire most of our current debt and seek to establish sufficient liquidity to achieve our business objectives.
     On September 25, 2007, we completed an initial public offering of 5.0 million shares of our common stock at a public offering price of $18.00 per share. In connection with this offering, we received net proceeds of approximately $81.3 million after deducting underwriters discount and commissions and estimated offering expenses totaling approximately $8.7 million. We intend to use the cash for the repayment of debt and for general corporate purposes, including funding our marketing activities, further investment in the development of our service offering, and capital expenditures. On October 1, 2007 we used a portion of the proceeds from the initial public offering to repay approximately $5.2 million of the principal outstanding on the equipment line. In connection to this early payment of debt, we paid approximately $0.2 million in an early payment penalty and accrued interest which was recorded in the month of October 2007. We plan to repay the remaining outstanding amounts on its $17.0 million subordinate note in December 2007.
Critical Accounting Policies
     We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
We recognize revenue when all of the following conditions are satisfied:
•	there is evidence of an arrangement;

•	the service has been provided to the client;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the client is fixed or determinable.
     Our arrangements do not contain general rights of return. All revenue, other than implementation revenue, is recognized when the service is performed. As the implementation service is not separable from the ongoing business services, we record implementation fees as deferred revenue until the implementation service is complete, at which time we recognize revenue ratably on a monthly basis over the expected performance period.
     Our clients typically purchase one-year contracts that renew automatically upon completion. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to athenaNet, minimum fees, flat fees or per claim fees where applicable. Invoices are generated within the first two weeks of the month and delivered to clients primarily by email. For most of our clients, fees are then deducted from a pre-determined bank account one week after invoice receipt via an auto-debit transaction. Amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances.
Software Development Costs
     We account for software development costs under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, costs related to the preliminary project stage of subsequent versions of athenaNet and/or other technology are expensed as incurred. Costs incurred in the application development stage are capitalized and are amortized over the software’s estimated economic life of two years. Costs related to maintenance of athenaNet and/or other technology are expensed as incurred. In 2006, approximately 86% of our software development expenditures were expensed rather than capitalized based upon the stage of development of the software. In the nine months ended September 30, 2007, approximately 86% of our software development expenditures were expensed rather than capitalized.
Stock-Based Compensation
     Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we grant stock options with exercise prices equal to or above the estimated fair value of our common stock. The option exercise prices and fair value of our common stock is determined by our management and board of directors. Accordingly, no compensation expense was recorded for options issued to employees prior to January 1, 2006 in fixed amounts and with fixed exercise prices at least equal to the fair value of our common stock at the date of grant.
     On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of share-based awards. SFAS 123(R) addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options and share-based awards, with compensation expense measured using the fair value, for financial reporting purposes, and recorded over the requisite service period of the award. In accordance with SFAS 123(R), we recognize compensation expense for awards granted and awards modified, repurchased or cancelled after the adoption date. Under SFAS 123(R), we estimate the fair value of stock options and share-based awards using the Black-Scholes option-pricing model.
     We have recorded stock-based compensation under SFAS 123(R) using the prospective transition method and accordingly, will continue to account for awards granted prior to the adoption date of SFAS 123(R) following the provisions of APB Opinion No. 25. Prior periods have not been restated. For awards granted after January 1, 2006, we have elected to recognize compensation expense for awards with service conditions on a straight line basis over the requisite service period. Prior to the adoption of SFAS 123(R), we used the straight-line method of recognition for all awards. For the nine months ended September 30, 2006 and 2007, we recorded $0.9 million and $0.2 million in stock-based compensation expense, respectively. For the three months ended September 30, 2006 and 2007, we recorded $0.3 million and $0.1 million in stock-based compensation expense, respectively. As of September 30, 2007 the future expense of non-vested options of approximately $4.6 million is to be recognized through 2011. There was no impact on the presentation in the consolidated statements of cash flows as no excess tax benefits have been realized in 2006 or 2007.
Income Taxes
     We are subject to federal and various state income taxes in the United States, and we use estimates in determining our provision and related deferred tax assets. At December 31, 2006, our deferred tax assets consisted primarily of federal and state net operating loss carry forwards, research and development credit carry forwards, and temporary differences between the book and tax bases of certain assets and liabilities.
     We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2006 and September 30, 2007, we had a full valuation allowance against our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
     On January 1, 2007, we adopted FIN 48 and recognized a reduction in recognized deferred tax assets for unrecognized tax benefit totaling $0.7 million. Because our net loss position and full valuation allowance on net deferred tax assets, the adoption of FIN 48 had no impact on our balance sheet or accumulated deficit upon implementation.
     Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. However, as of January 1, 2007 and September 30, 2007, we have not accrued interest or penalties related to uncertain tax positions. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until we begin utilizing our net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. Our primary state jurisdiction is the Commonwealth of Massachusetts.
Financial Operations Overview
     Revenue – We derive our revenue from two sources: from business services associated with our revenue cycle and clinical cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the implementation of our services and for ongoing training and related support services. Business services accounted for approximately 93% of our total revenues for the three and nine months ended September 30, 2006 and 2007. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the size, complexity and other characteristics of the practice, plus a per statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by: the number of physician practices we serve; the number of physicians working in those physician practices; the volume of activity and related collections of those physicians; which is largely a function of the number of patients seen or procedures performed by the practice, the medical specialty in which the practice operates and the geographic location of the practice; and our contracted rates. There is moderate seasonality in the activity level of physician offices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients of about 30-50 days later. None of our clients accounted for more than 5% of our total revenues for the six months ended September 30, 2007.
     Direct Operating Costs. Direct operating costs consists primarily of salaries, benefits, claim processing costs, other direct costs and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. Although we expect that direct operating costs will increase in absolute terms for the foreseeable future, the direct operating costs are expected to decline as a percentage of revenues as we further increase the percentage of transactions that are resolved on the first attempt. In addition, over the longer term, we expect to increase our overall level of automation and to reduce our direct operating costs as a percentage of revenues as we become a larger operation, with higher volumes of work in particular functions, geographies and medical specialties. In 2007, we include in direct operating costs the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification and other services. We also expect these costs to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will also be driven by increased levels of automation and economies of scale. Direct operating costs do not include allocated amounts for rent, depreciation and amortization.
     Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging and on-line initiatives) and personnel related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, nonbillable travel, lodging and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We plan to continue to invest in sales and marketing by hiring additional direct sales personnel to add new clients and increase sales to our existing clients. We also plan to expand our marketing activities such as attending trade shows, expanding user groups and creating new printed materials. As a result, we expect that in the future, sales and marketing expense will increase in absolute terms but decline over time as a percentage of revenue.
     Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of revenue as new services and more mature products require incrementally less new research and development investment. For our revenue cycle related application development, we expense nearly all of the development costs because we believe the development is substantially complete. For our clinical cycle related application development, we capitalized nearly all of the related costs during the nine months ended September 30, 2006 and 2007, which capitalized costs represented approximately 18% of our total research and development expenditures in the nine months ended September 30, 2006 and approximately 15% in the nine months ended September 30, 2007. We expect these capitalized expenditures will begin to amortize next year when we begin to implement our services to clients who are not part of our beta-testing program.
     General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging and other out-of-pocket employee-related expense), all occupancy and related costs (including building maintenance and utilities) and insurance, as well as software license fees and outside professional fees for accountants, lawyers and consultants and temporary employees. We expect that general and administrative expense will increase in absolute terms for the foreseeable future as we invest in infrastructure to support our growth and incur additional expense related to being a publicly traded company. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of overall revenues.
     Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development costs, which we amortize over a two-year period from the time of release of related software code. `As we grow we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. At the same time, because we are spreading fixed costs over a larger client base, we expect related depreciation and amortization expense to decline as a percentage of revenues over time.
         Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, our equipment-related term loans and our subordinated term loan, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents and short-term investments. The loss on warrant liability represents the change in the fair value of our warrants to purchase shares of our preferred stock at the end of each reporting period. This ongoing loss ceased upon the completion of this offering at which time the warrants become exercisable into common stock and the liability was reclassified to additional paid-in-capital.
Results of Operations
Comparison of the Nine Months ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006	Change
				Percent
	Amount	Amount	Amount	Change
Business services	$67,648	$51,167	$16,481	32%
Implementation and other	4,960	3,800	1,160	31%

Total	$72,608	$54,967	$17,641	32%
     Revenue. Total revenue from business services for the nine months ended September 30, 2007 was $72.6 million, an increase of $17.6 million, or 32%, over revenue of $55.0 million for the nine months ended September 30, 2006. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the nine months ended September 30, 2007 was $67.6 million, an increase of $16.5 million, or 32%, over revenue of $51.2 million for the nine months ended September 30, 2006. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at September 30, 2007 was 8,978, an increase of 1,944 or 28%, from 7,034 physicians at September 30, 2006. Also contributing to this increase was the growth in related collections on behalf of these physicians. Total collections generated by these providers which was posted for the nine months ended September 30, 2007 was $2.0 billion an increase of $0.6 billion, or 43%, over posted collections of $1.4 billion for the nine months ended September 30, 2006.
     Implementation and Other Revenue. Revenue from implementations and other sources was $5.0 million for the nine months ended September 30, 2007, an increase of $1.2 million, or 31%, over revenue of $3.8 million for the nine months ended September 30, 2006. This increase was driven by new client implementations and increased professional services for our larger client base. In the nine months ended September 30, 2007, approximately 273 new accounts were implemented, an increase of 108 accounts, or 65%, over 165 new accounts implemented in the nine months ended September 30, 2006.

	Nine Months Ended September 30,
	2007	2006	Change
				Percent
	Amount	Amount	Amount	Change
Direct operating costs	$33,900	$26,624	$7,276	27%
     Direct operating costs. Direct operating costs for the nine months ended September 30, 2007 was $33.9 million, an increase of $7.3 million, or 27%, over costs of $26.6 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. Additionally, beginning in the nine months ended September 30, 2007 we are now allocating costs to direct operating expense related to our launch of athenaClinicals which was previously included with research and development. The amount of collections processed for the nine months ended September 30, 2007 was $2.0 billion, which was 43% higher than the $1.4 billion of collection processed for the nine months ended September 30, 2006.

	Nine Months Ended September 30,
	2007	2006	Change
				Percent
	Amount	Amount	Amount	Change
Selling and marketing	$12,643	$11,248	$1,395	12%
Research and development	5,451	4,645	806	17%
General and administrative	13,912	11,921	1,991	17%
Depreciation and amortization	4,325	4,589	(264)	-6%

Total	$36,331	$32,403	$3,928	12%
     Selling and Marketing Expense. Selling and marketing expense for the nine months ended September 30, 2007 was $12.6 million, an increase of $1.4 million, or 12%, over costs of $11.2 million for the nine months ended September 30, 2006. This increase was primarily due to increases in sales commissions of $1.1 million and an increase in salaries and benefits of $0.7 million offset by a decrease in marketing expenses of $0.4 million.
     Research and Development Expense. Research and development expense for the nine months ended September 30, 2007 was $5.5 million, an increase of $0.8 million, or 17%, over research and development expense of $4.7 million for the nine months ended September 30, 2006. This increase was primarily due to $0.8 million increase in salaries and benefits due to an increase in headcount.

     General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2007 was $13.9 million, an increase of $2.0 million, or 17%, over general and administrative expenses of $11.9 million for the nine months ended September 30, 2006. This increase was primarily due to $1.5 million increase in salaries and benefits due to an increase in headcount and a $0.5 million increase in stock compensation expense.
     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2007 was $4.3 million, a decrease of $0.3 million, or 6%, from depreciation and amortization of $4.6 million for the nine months ended September 30, 2006. This decrease was primarily due to the lower amortization amount relating to our capitalized software development costs.
     Other income (expense). Interest expense, net for the nine months ended September 30, 2007 was $2.0 million, an increase of $0.4 million, or 25%, over net interest expense of $1.6 million for the nine months ended September 30, 2006. The increase is related to an increase in bank debt, a working capital line of credit and an equipment line of credit during 2007. The loss on warrant liability for the nine months ended September 30, 2007 was $5.0 million an increase of $4.6 million from $0.4 million for the nine months ended September 30, 2006, as a result of the change in the fair value of the warrants. This change in the fair value of the warrant is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $6.16 per shares as of September 30, 2006 to $18.00 per share at the time of our IPO on September 19, 2007. These warrants converted to warrants to purchase shares of common stock upon the consummation of our IPO, at which time the existing liability was reclassified to additional paid-in-capital. Also included in other expense for the nine months ended September 30, 2007, was $0.1 million in loss on disposal of assets and $0.6 million of financial advisor fees paid by shareholders.
     Income tax expense. We recorded a provision for income taxes for the nine months ended September 30, 2007, of approximately $0.2 million which represents income tax expense under the alternative minimum tax (“AMT”) method. Because we expect to record income tax expense for the year ended December 31, 2007, under the AMT method, we have provided income tax expense for the three months ended September 30, 2007, using the expected effective tax rate for the entire year. We did not record a provision for income taxes for the three and nine months ended September 30, 2006, as we were in a loss position during the period.
Comparison of the Three Months ended September 30, 2007 and 2006

	Three Months Ended September 30,
	2007	2006	Change
				Percent
	Amount	Amount	Amount	Change
Business services	$24,380	$18,345	$6,035	33%
Implementation and other	1,788	1,283	505	39%

Total	$26,168	$19,628	$6,540	33%
     Revenue. Total revenue for three months ended September 30, 2007, was $26.2 million, an increase of $6.6 million, or 33%, over revenue of $19.6 million for three months ended

September 30, 2006. This increase was almost entirely due to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for three months ended September 30, 2007, was $24.4 million, an increase of $6.0 million, or 33%, over revenue of $18.3 million for three months ended September 30, 2006. This increase was primarily due to the growth in the number of physicians using our services. The number of active physicians using our services at September 30, 2007, was 8,978, an increase of 1,944, or 28%, over the 7,034 physicians at September 30, 2006. Also contributing to this increase was growth in collections on behalf of these physicians. These providers’ generated collections posted in the three months ended September 30, 2007, of $704 million, a 36% increase over $518 million was posted collections in the three months ended September 30, 2006.
     Implementation and Other Revenue. Revenue from implementations and other sources was $1.8 million for the three months ended September 30, 2007, an increase of $0.5 million, or 39%, over revenue of $1.3 million for three months ended September 30, 2006. This increase was primarily due to the expansion of our client base, which required additional implementation services.

	Three Months Ended September 30,
	2007	2006	Change
				Percent
	Amount	Amount	Amount	Change
Direct operating costs	$11,732	$9,166	$2,566	28%
     Direct operating costs. Direct operating costs for three months ended September 30, 2007, was $11.7 million, an increase of $2.6 million, or 28%, over direct operating expense of $9.2 million for three months ended September 30, 2006. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The amount of collections processed for our clients in the three months ended September 30, 2007, was $704 million, which was 36% higher than $518 million in collections processed in the three months ended September 30, 2006.

	Three Months Ended September 30,
	2007	2006	Change
				Percent
	Amount	Amount	Amount	Change
Selling and marketing	$4,329	$3,813	$516	14%
Research and development	1,852	2,137	(285)	-13%
General and administrative	4,341	4,150	191	5%
Depreciation and amortization	1,277	1,636	(359)	-22%

Total	$11,799	$11,736	$63	1%
     Selling and Marketing Expense. Selling and marketing expense for three months ended September 30, 2007, was $4.3 million, an increase of $0.5 million, or 14%, over selling and marketing expense of $3.8 million for three months ended September 30, 2006. This increase was primarily due to a $0.2 million increase in salaries and benefits, a $0.4 million increase in commission expense offset by a $0.2 million decrease in costs relating to marketing programs.
     Research and Development Expense. Research and development expense for three months ended September 30, 2007, was $1.8 million, a decrease of $0.3 million, or 13%, over research and development expense of $2.1 million for three months ended September 30, 2006. This decrease was primarily due to the fact that in 2006 all athenaClinicals costs were allocated to research and development. In January 2007 when the first athenaClinicals customer went live, a portion of these expenses where allocated to direct operating expenses resulting in a decrease from the three months ended September 30, 2006 to the three months ended September 30, 2007.
     General and Administrative Expense. General and administrative expense for three months ended September 30, 2007, was $4.3 million, an increase of $0.2 million, or 5%, over general and administrative expense of $4.1 million for three months ended September 30, 2006. This increase was primarily due to an increase in salaries and benefits.
     Depreciation and Amortization Expense. Depreciation and amortization expense for three months ended September 30, 2007, was $1.3 million, a decrease of $0.3 million, or 22%, from depreciation and amortization expense of $1.6 million for three months ended September 30, 2006. This decrease was primarily due to a decrease in software amortization as a portion of internal development projects became fully amortized.
     Other Income (Expense). Interest expense, net, for three months ended September 30, 2006 and 2007, was $0.6 million for both periods. The increases in bank debt, a working capital line of credit and an equipment line of credit during 2007, was offset by an increase in interest income associated with an increase in cash, cash equivalents and short-term investments. The loss on warrant liability for the three months ended September 30, 2007, was $1.3 million, an increase of $1.2 million from the loss on warrant liability of $0.1 million for the three months ended September 30, 2006. This change in the fair value of the warrant is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $6.58 per share as of September 30, 2006 to $18.00 per share at the time of our IPO on September 19, 2007. These warrants converted to warrants to purchase shares of common stock upon the consummation of our IPO, at which time the existing liability was reclassified to additional paid-in-capital.
     Income tax expense. We recorded a provision for income taxes for the three months ended September 30, 2007, of approximately $0.2 million which represents income tax expense under the alternative minimum tax (“AMT”) method. Because we expect to record income tax expense for the year ended December 31, 2007, under the AMT method, we have provided income tax expense for the three months ended September 30, 2007, using the expected effective tax rate for the entire year. We did not record a provision for income taxes for the three months ended September 30, 2006, as we were in a loss position.
Liquidity and Capital Resources
     Since our inception, we have funded our growth primarily through the private sale of equity securities, totaling approximately $50.6 million as well as through long-term debt, working capital, equipment-financing loans and the completion of an IPO that provided net proceeds of approximately $81.3 million. As of September 30, 2007, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $89.8 million. Our total indebtedness was $22.8 million at September 30, 2007 and was comprised mainly of term debt which is subordinated to our senior debt. On October 1, 2007 we used a portion of the proceeds from our initial public offering to repay approximately $5.2 million of the principal outstanding on the equipment line. In connection to this early payment of debt, we paid approximately $0.2 million in an early payment penalty and accrued interest which was recorded in the month of October 2007. We plan to repay the remaining outstanding amounts on its $17.0 million subordinate note in December 2007.
     Cash provided by operating activities during the nine months ended September 30, 2007 was $3.1 million and consisted of a net loss of $5.6 million and $4.7 million utilized by working capital and other activities. This is offset by positive non-cash adjustments of $4.3 million related to depreciation and amortization expense, $5.0 million of warrant expense, $0.9 million in non-cash stock compensation expense, $2.0 million of non-cash rent expense, and $0.6 million in a non-cash expense relating to financial advisor fee paid by investor. Cash used by working capital and other activities was primarily attributable to a $2.1 million increase in accrued expense, a $2.6 million decrease in deferred rent, a $3.7 million increase in accounts receivable, $0.6 million increase in prepaid expenses and other current assets and a $0.6 million decrease in accounts payable, offset in part by a $0.7 million increase in deferred revenue.
     Cash used in operating activities during the nine months ended September 30, 2006 was $2.5 million and consisted of a net loss of $6.5 million and $3.7 million utilized by working capital and other activities, offset by positive non-cash adjustments of $4.6 million related to depreciation and amortization expense and $2.0 million of non-cash rent expense. Cash used by working capital and other activities was primarily attributable to a $2.4 million decrease in deferred rent and a $2.7 million increase in accounts receivable, offset in part by a $0.6 million increase in accrued expense and a $0.4 million increase in deferred revenue.
     Net cash generated by investing activities was $3.4 million for the nine months ended September 30, 2007, which consisted of purchases of investments of $1.9 million, purchases of property and equipment of $2.1 million and expenditures for internal development of the athenaClinicals application of $0.8 million. This outgoing investment cash flow was offset by positive investment cash flow of $7.6 million, from proceeds of the sales and maturities of investments and a decrease in restricted cash of $0.6 million. Net cash used in investing activities was $6.3 million during the nine months ended September 30, 2006 primarily consisting of purchases of property and equipment of $2.7 million, purchases of investments of $3.2 million, and capitalized software development costs of $0.8 million, offset in part by decrease in restricted cash of $0.4 million.
     Net cash provided by financing activities was $79.1 million for the nine months ended September 30, 2007. The majority of the cash provided in the period resulted from the sale and issuance of 5.0 million shares of common stock in our initial public offering in September 2007 that provided net proceeds of $81.3 million. This consisted of a net decrease in the line of credit $7.2 million offset by $2.6 million of net proceeds from long term debt and $2.4 million in proceeds from the exercise of stock options and warrants. Net cash provided by financing activities was $6.6 million during nine months ended September 30, 2006, consisting primarily of $3.9 million of net borrowings under a bank term loan, $2.6 million of net borrowings under a line of credit and the remaining portion relates to proceeds from the exercise of stock options during the period.
     Given our current cash and cash equivalents, short-term investments, accounts receivable and funds available under our existing line of credit, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least the next twelve months. We may increase our capital expenditures consistent with our anticipated growth in infrastructure and personnel, and as we expand our national presence. In addition, we may pursue acquisitions or investments in complementary businesses or technologies or experience unexpected operating losses, in which case we may need to raise additional funds sooner than expected. Accordingly, we may need to engage in private or public equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. Beyond the twelve month period, we intend to maintain sufficient liquidity through continued improvements in the size and profitability of our business and through prudent management of our cash resources and our credit arrangements.
     We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the electronic medical records (“EMR”) component of athenaNet, which is the platform for our athenaClinicals offering, we capitalize nearly all software development. In the nine months ended September 30, 2006, we capitalized $2.7 million in property and equipment and $0.8 million in software development. In the nine months ended September 30, 2007, we capitalized $2.1 million of property and equipment and $0.8 million of software development. We currently anticipate making aggregate capital expenditures of approximately $5.7 million over the next twelve months.

Credit Facilities
Line of Credit
     We have a revolving loan and security agreement with a bank, which has a maximum borrowing amount of $10.0 million and matures in August 2008. Borrowings under the agreement are limited by our outstanding accounts receivable balance, and may be further limited by accounts receivable concentrations. Under this agreement, we may not borrow more than 80% of our accounts receivable that are less than 90 days old and no receivables in excess of 25% of our total accounts receivable may be included in that borrowing limit. Use of this facility is also permitted only when our adjusted quick ratio is at or greater than 0.9, defined as cash, cash equivalents, investments and accounts receivable over current liabilities excluding deferred revenue. The agreement is collateralized by a first security interest in receivables, deposit accounts and investments of athenahealth that have not been pledged as collateral under previous outstanding loan agreements and a second priority interest in intellectual property. Beginning in January 2007, principal amounts outstanding under the agreement accrues interest at a per annum rate equal to the bank’s prime rate. We had $0 and $7.2 million outstanding under this agreement at September 30, 2007 and December 31, 2006, respectively. The available borrowing under the agreement at September 30, 2007 was $9.0 million.
Equipment Lines of Credit
     As of September 30, 2007, there was a total of $6.1 million in aggregate principal amount outstanding under a series of promissory notes and security agreements with various finance companies. These amounts are secured by specific equipment. On October 1, 2007, approximately $5.2 million of the equipment lines of credit were repaid early with an early repayment penalty and accrued interest of approximately $0.2 million
     In September 2007, we entered into additional promissory notes that aggregated $0.6 million in principal amount. These amounts are also secured by specific equipment, they accrue interest at a weighted average rate of 5.6% per annum and they are payable on a monthly basis through October 2010.
Contractual Obligations
     We have contractual obligations under our bank debt, a working capital line of credit and an equipment line of credit. We also maintain operating leases for property and certain office equipment. The following table summarizes our long-term contractual obligations and commitments as of September 30, 2007:

	Payments Due by Period
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Long-term debt	22,817	7,596	15,221
Operating lease obligations	33,348	3,762	12,208	9,012	8,366

Total	56,165	11,358	27,429	9,012	8,366

     The working capital line and the portion of equipment lines of credit included in long-term debt are described above under “Credit Facilities.” Also included in long-term debt is a term loan with a finance company with an outstanding balance of $17.0 million to be repaid in thirty monthly installments starting February 1, 2008. Under this agreement, we are obligated either to maintain a cash balance of $7.0 million or to achieve minimum quarterly Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, as follows:
Period Minimum EBITDA (in thousands)

The two-consecutive-fiscal-quarter period ending September 30, 2007	$4,000
The three-consecutive-fiscal-quarter period ending December 31, 2007	$7,515
The four-consecutive-fiscal-quarter period ending March 31, 2008	$11,030
The four-consecutive-fiscal-quarter period ending June 30, 2008	$13,145
The four-consecutive-fiscal-quarter period ending September 30, 2008	$14,060
The four-consecutive-fiscal-quarter period ending each Fiscal Quarter thereafter	$14,060
     The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts corporate headquarters and our Chennai, India subsidiary location.
Off-Balance Sheet Arrangements
     As of September 30, 2007 and 2006 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service provider Vision Healthsource for work performed in India, is denominated in any currency other than the U.S. dollar. For the nine months ended September 30, 2007, 0.9% of our expenses occurred in our direct subsidiary in Chennai, India and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $89.8 million at September 30, 2007. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     We have bank debt and a line of credit which bears interest based upon the prime rate. At September 30, 2007, there was an aggregate of $22.8 million outstanding under these borrowing arrangements. If the prime rate fluctuated by 10% as of September 30, 2007, interest expense would have fluctuated by approximately $0.2 million.

Item 4. Controls & Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2007 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
     We are not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm until our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have been sued by Billingnetwork Patent, Inc. in a patent infringement case (Billingnetwork Patent, Inc. v. athenahealth, Inc., Civil Action No. 8:05-CV-205-T-17TGW United States District Court for the Middle District of Florida). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System” and it seeks an injunction enjoining infringement, treble damages and attorneys’ fees. We have moved to dismiss that case, and arguments on that motion were heard by the court in March 2006. There have been no material proceedings in the matter since that time, and we are currently awaiting further action from the court on the pending motion. We do not believe that this case will have a material adverse effect on our business, financial condition, or operating results.
     From time to time, in the ordinary course of business, we have been threatened with litigation by employees, former employees, clients or former clients.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this prospectus, including the consolidated financial statements and the related notes appearing at the end of this prospectus, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
RISKS RELATED TO OUR BUSINESS
We have incurred significant operating losses in the past and may not be profitable in the future.
We have incurred significant operating losses since our inception. For the nine months ended September 30, 2006, we had a net loss of $6.1 million and a loss from operations of $4.1 million and for the nine months ended September 30, 2007 we had a net loss of $5.6 million and an income from operations of $2.4 million. We have an accumulated deficit of $70.8 million as of September 30, 2007. It is not certain that we will become profitable, or that, if we become profitable, our profitability will increase. In addition, we expect our costs and operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased costs and operating expenses, we may not be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our costs and operating expenses exceed our expectations, our financial performance will be adversely affected.
Our operating results have in the past and may continue to fluctuate significantly and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•	the extent to which our services achieve or maintain market acceptance;

•	our ability to introduce new services and enhancements to our existing services on a timely basis;

•	new competitors and introduction of enhanced products and services from new or existing competitors;

•	the length of our contracting and implementation cycles;

•	the collections received by clients which is largely a function of the number of patients seen or procedures performed by the client, the medical specialty in which the client operates and the geographic location of the practice;

•	seasonality in the volume of services performed by our clients;

•	the financial condition of our current and potential clients;

•	changes in client budgets and procurement policies;

•	amount and timing of our investment in research and development activities;

•	technical difficulties or interruptions in our services;

•	our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;

•	changes in the regulatory environment related to healthcare;

•	regulatory compliance costs;

•	the timing, size and integration success of potential future acquisitions; and

•	unforeseen legal expenses, including litigation and settlement costs.
Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance.
A significant portion of our operating expense is relatively fixed in nature and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls may decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.
We operate in a highly competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.
The provision by third parties of revenue cycle services to physician practices has historically been dominated by small service providers who offer highly individualized services and a high degree of specialized knowledge applicable in many cases to a limited medical specialty, a limited set of payers or a limited geographical area. We anticipate that the software, statistical and database tools that are available to such service providers will continue to become more sophisticated and effective and that demand for our services could be adversely affected.
Revenue cycle software for physician practices has historically been dominated by large, well-financed and technologically-sophisticated entities that have focused on software solutions. The size and financial strength of these entities is increasing as a result of continued consolidation in both the information technology and healthcare industries. We expect large integrated technology companies to become more active in our markets, both through acquisition and internal investment. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we currently possess.

Some of our current large competitors, such as GE Healthcare, Sage Software Healthcare, Inc., Misys Healthcare Systems, Allscripts Healthcare Solutions, Inc., Quality Systems, Inc., Siemens Medical Solutions USA, Inc. and McKesson Corp. have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability or market share. In addition to new niche vendors, who offer stand-alone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions, which have information systems in place at clients in our target market. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our services, but which offer ease of integration with existing systems and which leverage existing vendor relationships.
The market for our services is immature and volatile, and if it does not develop or if it develops more slowly than we expect, the growth of our business will be harmed.
The market for internet-based business services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand business services in general, and for their revenue and clinical cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses, and therefore may be reluctant or unwilling to switch to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services, because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition or results of operations.
If we do not continue to innovate and provide services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.
Our success depends on providing services that the medical community uses to improve business performance and quality of service to patients. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new high-quality services that clients will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our services on a timely basis, we may lose clients. Our operating results would also suffer if our innovations are not responsive to the needs of our clients, are not appropriately timed with market opportunity or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to or better than those generated by our services. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.
As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
The sales cycle for our services can be variable, typically ranging from three to five months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort and financial resources implementing our service, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over the life of the contract. This could harm our future operating results.
After a client contract is signed, we provide an implementation process for the client during which appropriate connections and registrations are established and checked, data is loaded into our athenaNet system, data tables are set up and practice personnel are given initial training. The length and details of this implementation process vary widely from client to client. Typically implementation of larger clients takes longer than implementation for smaller clients. Implementation for a given client may be cancelled. Our contracts typically provide that they can be terminated for any reason or for no reason in 90 days. Despite the fact that we typically require a deposit in advance of implementation, some clients have cancelled before our service has been started. In addition, implementation may be delayed or the target dates for completion may be extended into the future for a variety of reasons, including to meet the needs and requirements of the client, because of delays with payer processing and because of the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our provision of the revenue cycle or clinical cycle services upon which we realize most of our revenues will be delayed and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.
These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any period in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

If the revenue of our clients decreases, our revenue will decrease.
Under most of our client contracts, we base our charges on a percentage of the revenue that the client realizes while using our services. Many factors may lead to decrease in client revenue, including:
•	interruption of client access to our system for any reason;

•	our failure to provide services in a timely or high-quality manner;

•	failure of our clients to adopt or maintain effective business practices;

•	actions by third-party payers of medical claims to reduce reimbursement;

•	government regulations reducing reimbursement; and

•	reduction of client revenue resulting from increased competition or other changes in the marketplace for physician services.

If the clients’ revenue decreases for any reason, our revenue will likely decrease.
If participants in our channel marketing and sales lead programs do not maintain appropriate relationships with potential clients, our sales accomplished with their help or data may be unwound and our payments to them may be deemed improper.
We maintain a series of relationships with third parties that we term channel relationships. These relationships take different forms under different contractual language. Some relationships help us identify sales leads. Other relationships permit third parties to act as value-added resellers or as independent sales representatives for our services. In some cases, for example in the case of some membership organizations, these relationships involve endorsement of our services as well as other marketing activities. In each of these cases, we require contractually that the third party disclose information to and/or limit their relationships with potential purchasers of our services for regulatory compliance reasons. If these third parties do not comply with these regulatory requirements, sales accomplished with the data or help that they have provided may not be enforceable and may be unwound. Third parties that, despite our requirements, exercise undue influence over decisions by prospective clients, occupy positions with obligations of fidelity or fiduciary obligations to prospective clients, or who offer bribes or kickbacks to prospective clients or their employees, may be committing wrongful or illegal acts that could render any resulting contract between us and the client unenforceable. Any misconduct by these third parties with respect to prospective clients may result in allegations that we have encouraged or participated in wrongful or illegal behavior and that payments to such third parties under our channel contracts are improper. This misconduct could subject us to civil or criminal claims and liabilities, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could adversely effect our revenue and operating margin. Even an unsuccessful challenge of our activities could result in adverse publicity, require costly response from us, impair our ability to attract and maintain clients and lead analysts or potential investors to reduce their expectations of our performance, resulting in reduction to our market price.

Failure to manage our rapid growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.
We have been experiencing a period of rapid growth. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically-distributed locations. We also must attract, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel and management personnel. Failure to manage our rapid growth effectively could lead us to over-invest or under-invest in technology and operations, could result in weaknesses in our infrastructure, systems or controls, could give rise to operational mistakes, losses, loss of productivity or business opportunities, and could result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.
We depend upon a third-party service provider for important processing functions. If this third-party provider does not fulfill its contractual obligations or chooses to discontinue its services, our business and operations could be disrupted and our operating results would be harmed.
We have entered into a service agreement with Vision Healthsource, a subsidiary of Perot Systems Corporation, through which more than 700 people provide data entry and other services from facilities located in India and the Philippines to support our client service operations. Among other things, this provider processes critical claims data and patient statements. If these services fail or are of poor quality, our business, reputation and operating results could be harmed. Failure of the service provider to perform satisfactorily could result in client dissatisfaction, disrupt our operations and adversely affect operating results. With respect to this service provider, we have significantly less control over the systems and processes than if we maintained and operated them ourselves, which increases our risk. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients and reduction of our revenue or operating margin.
Various risks could interrupt international operations, exposing us to significant costs.
We have contracted with companies operating in Canada, India and the Philippines for various services, including data entry, outgoing calls to payers, data classification and software development. In addition, in October 2005, we established a subsidiary in Chennai, India to conduct research and development activities. International operations expose the company to potential operational disruptions as a result of currency valuations, political turmoil and labor issues. Any such disruptions may have a negative effect on our profits, on client satisfaction and on our ability to attract or maintain clients.
Because competition for our target employees is intense, we may not be able to attract and retain the highly-skilled employees we need to support our planned growth.
To continue to execute on our growth plan, we must attract and retain highly-qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of our common stock.
As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary companies, services and technologies in the future. Acquisitions and investments involve numerous risks, including:
•	difficulties in identifying and acquiring products, technologies or businesses that will help our business;

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little to no experience; and

•	delays in client purchases due to uncertainty and the inability to maintain relationships with clients of the acquired businesses.
As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.
If we are required to collect sales and use taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales may decrease.
We may lose sales or incur significant expenses should states be successful in imposing broader guidelines to state sales and use taxes. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. For example, in April 2006 we entered into a settlement agreement with the Ohio Department of Taxation after it determined that we owed sales and use taxes for sales made in the State of Ohio between July 2005 and January 2006. In connection with this settlement we paid the State of Ohio $0.2 million in taxes, interest and penalties. Additionally, in November 2004, we began paying sales and use taxes in the State of Texas. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.
Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.
We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition and assignment of inventions agreements. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation. While we have six U.S. patent applications pending, we currently have no issued patents and may be unable to obtain meaningful patent protection for our technology. We have received a final office action rejecting application on our oldest and broadest application and have filed a request for continued examination, along with a response and revised claims with respect to that patent. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we now or may in the future conduct operations or contract for services may afford little or no effective protection of our intellectual property. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown.

The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.
In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
We may be sued by third parties for alleged infringement of their proprietary rights.
The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. For example, in 2005, Billingnetwork Patent, Inc. sued us in Florida federal court alleging infringement of its patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System.” We have moved to dismiss that case and oral argument on that motion was heard by the court in March 2006. We are awaiting further action from the court at this time. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.
Moreover, any settlement or adverse judgment resulting from such a claim could require us to pay substantial amounts of money or obtain a license to continue to use the technology or information that is the subject of the claim, or otherwise restrict or prohibit our use of the technology or information. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all, from third parties asserting an infringement claim; that we would be able to develop alternative technology on a timely basis, if at all; or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our clients to continue using, our affected services. Accordingly, an adverse determination could prevent us from offering our services to others. In addition, we may be required to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling for such a claim.
We are bound by exclusivity provisions that restrict our ability to enter into certain sales and marketing relationships in order to market and sell our services.
Our marketing and sales agreement with Worldmed Shared Services, Inc. (d/b/a PSS World Medical Shared Services, Inc.), or PSS, restricts us during the term of the agreement from certain sales and marketing relationships, including relationships with certain competitors of PSS and certain distributors and manufacturers of medical, surgical or pharmaceutical supplies. This restriction may make it more difficult for us to realize sales, distribution and income opportunities with certain potential clients, in particular small physician practices, which could adversely affect our operating results.
We may require additional capital to support business growth, and this capital might not be available.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new services or enhance our existing service, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our loan agreements contain operating and financial covenants that may restrict our business and financing activities.
We have loan agreements that provide for up to $40.1 million of total borrowings, of which $22.8 million was outstanding at September 30, 2007. Borrowings are secured by substantially all of our assets including our intellectual property. Our loan agreements restrict our ability to:
•	incur additional indebtedness;

•	create liens;

•	make investments;

•	sell assets;

•	pay dividends or make distributions on and, in certain cases, repurchase our stock; or

•	consolidate or merge with other entities.
In addition, our credit facilities require us to meet specified minimum financial measurements. The operating and financial restrictions and covenants in these credit facilities, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan agreement, which could cause all of the outstanding indebtedness under both credit facilities to become immediately due and payable and terminate all commitments to extend further credit.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing in 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.
Current and future litigation against us could be costly and time consuming to defend.
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Insurance may not cover such claims, may not be sufficient for one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.
RISKS RELATED TO OUR SERVICE OFFERINGS
Our proprietary athenaNet software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.

Proprietary software development is time-consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary athenaNet application from operating properly. If athenaNet does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us and/or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.
Moreover, information services as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. We cannot assure you that material performance problems or defects in our services will not arise in the future. Errors may result from interface of our services with legacy systems and data which we did not develop and the function of which is outside of our control. Despite testing, defects or errors may arise in our existing or new software or service processes. Because changes in payer requirements and practices are frequent and sometimes difficult to determine except through trial and error, we are continuously discovering defects and errors in our software and service processes compared against these requirements and practices. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to clients or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our software and service processes might discourage existing or potential clients from purchasing services from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.
In addition, clients relying on our services to collect, manage and report clinical, business and administrative data may have a greater sensitivity to service errors and security vulnerabilities than clients of software products in general. We market and sell services that, among other things, provide information to assist care providers in tracking and treating ill patients. Any operational delay in or failure of our technology or service processes may result in the disruption of patient care and could cause harm to our business and operating results.
Our clients or their patients may assert claims against us in the future alleging that they suffered damages due to a defect, error or other failure of our software or service processes. A product liability claim or errors or omissions claim could subject us to significant legal defense costs and adverse publicity regardless of the merits or eventual outcome of such a claim.
If our security measures are breached or fail and unauthorized access is obtained to a client’s data, our service may be perceived as not being secure, clients may curtail or stop using our service and we may incur significant liabilities.
Our service involves the storage and transmission of clients’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, someone may be able to obtain unauthorized access to client or patient data. As a result, our reputation could be damaged, our business may suffer and we could face damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation and remediation efforts to prevent future occurrences.

In addition, we rely upon our clients as users of our system for key activities to promote security of the system and the data within it, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our clients have failed to perform these activities. For example, our physician practice clients have, on occasion, failed to terminate the athenaNet login/password of former employees, or permitted current employees to share login/passwords, each of which is a violation of our contractual arrangement with these clients. When we become aware of such breaches, we work with the client to terminate the inappropriate access and provide additional instruction to our clients in order to avoid the reoccurrence of such problems. Although to date these breaches have not resulted in claims against us or in material harm to our business, the failure of our clients in future periods to perform these activities may result in claims against us, which could expose us to significant expense and harm to our reputation.
Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients. In addition, our clients may authorize or enable third parties to access their client data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete integrity or security of such data in our systems.
Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data which could harm our business.
We require our clients to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes and databases that reflect, contain or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules, analyses or other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.
Various events could interrupt clients’ access to athenaNet, exposing us to significant costs.
The ability to access athenaNet is critical to our clients’ cash flow and business viability. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes in our own systems or in other systems; and (iv) computer viruses, hacking and similar disruptive problems in our own systems and in other systems. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions will not protect against all potential problems. If clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to clients or medical information relevant to patient care. Our plans for disaster recovery and business continuity rely upon third-party providers of related services, and if those vendors fail us at a time that our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Any significant instances of system downtime could negatively affect our reputation and ability to retain clients and sell our services which would adversely impact our revenues.
In addition, retention and availability of patient care and physician reimbursement data are subject to federal and state laws governing record retention, accuracy and access. Some laws impose obligations on our clients and on us to produce information to third parties and to amend or expunge data at their direction. Our failure to meet these obligations may result in liability which could increase our costs and reduce our operating results.
Interruptions or delays in service from our third-party data-hosting facilities could impair the delivery of our service and harm our business.
As of the date of this prospectus, we serve our clients from a third-party data-hosting facility located in Waltham, Massachusetts. As part of our current disaster recovery arrangements, a subset of our production environment and client data is currently replicated in a separate standby facility located in Chicago, Illinois. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at both facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.
We are planning to transition our primary hosting relationship from Waltham, Massachusetts to another third-party hosting facility located in Bedford, Massachusetts. In connection with this transition, we will be moving, transferring or installing equipment, data and software to and in that other facility. Despite precautions taken during this process, any unsuccessful transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, may cause clients to terminate services and may adversely affect our renewal rates and our ability to attract new clients. Our business may also be harmed if our clients and potential clients believe our service is unreliable.
We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with users, adversely affecting our brand and our business.
Our ability to deliver our internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:
•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.
Any disruption in the network access or co-location services provided by these third-party providers or any failure of or by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over these third-party vendors, which increases our vulnerability to problems with services they provide.
Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our business and could expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.
The reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our internet-based services.
We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.
We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service, including database software from Oracle Corporation. These licenses are generally commercially available on varying terms, however it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.

We are subject to the effect of payer and provider conduct which we cannot control and which could damage our reputation with clients and result in liability claims that increase our expenses.
We offer certain electronic claims submission services as part of our service, and we rely on content from clients, payers and others. While we have implemented certain features and safeguards designed to maximize the accuracy and completeness of claims content, these features and safeguards may not be sufficient to prevent inaccurate claims data from being submitted to payers. Should inaccurate claims data be submitted to payers, we may experience poor operational results and may be subject to liability claims which could damage our reputation with clients and result in liability claims that increase our expenses.
If our services fail to provide accurate and timely information, or if our content or any other element of our service is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians or patients which could adversely affect our results of operations.
Our software, content and services are used to assist clinical decision-making and provide information about patient medical histories and treatment plans. If our software, content or services fail to provide accurate and timely information or are associated with faulty clinical decisions or treatment, then clients, clinicians or their patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry and cause demand for our services to decline.
Our proprietary athenaClinicals service is utilized in clinical decision-making, provides access to patient medical histories and assists in creating patient treatment plans including the issuance of prescription drugs. If our athenaClinicals service fails to provide accurate and timely information, or if our content or any other element of our service is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians or patients.
The assertion of such claims and ensuing litigation, regardless of its outcome could result in substantial cost to us, divert management’s attention from operations, damage our reputation and decrease market acceptance of our services. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve key system rules, protocols and data. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon patients or may not otherwise protect us from liability for damages.
We maintain general liability and insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.
Our proprietary software may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. It is challenging for us to test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or treatment methodologies that our clients may deploy or rely upon. From time to time we have discovered defects or errors in our software, and such defects or errors can be expected to appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to clients, clinicians and patients and cause delays in introduction of new services, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or client satisfaction with our services.
If any of these risks occur, they could materially adversely affect our business, financial condition or results of operations.
We may be liable for use of incorrect or incomplete data we provide which could harm our business, financial condition and results of operations.
We store and display data for use by healthcare providers in treating patients. Our clients or third parties provide us with most of these data. If these data are incorrect or incomplete or if we make mistakes in the capture or input of these data, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage, we cannot assure that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.
RISKS RELATED TO REGULATION
Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.
The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide, and these laws and regulations may be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Some of the risks we face from healthcare regulation are as follows:
•	False or Fraudulent Claim Laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our services to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, could cause us to be disqualified from serving clients doing business with government payers and could have an adverse effect on our business.
In most cases where we are permitted to do so, we calculate charges for our services based on a percentage of the collections that our clients receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. The U.S. Centers for Medicare and Medicaid Services has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.
•	HIPAA and other Health Privacy Regulations. There are numerous federal and state laws related to patient privacy. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and data security standards that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. HIPAA also specifies formats that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Because we translate electronic transactions to and from HIPAA-prescribed electronic formats and other forms, we are a clearinghouse and as such are a covered entity. In addition, our clients are also covered entities and are mandated by HIPAA to enter into written agreements with us, known as business associate agreements, that require us to safeguard individually identifiable health information. Business associate agreements typically include:

•	a description of our permitted uses of individually identifiable health information;

•	a covenant not to disclose the information other than as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

•	assurances that appropriate administrative, physical and technical safeguards are in place to prevent misuse of the information;

•	an obligation to report to our client any use or disclosure of the information not provided for in the agreement;

•	a prohibition against our use or disclosure of the information if a similar use or disclosure by our client would violate the HIPAA standards;

•	the ability for our clients to terminate the underlying support agreement if we breach a material term of the business associate agreement and are unable to cure the breach;

•	the requirement to return or destroy all individually identifiable health information at the end of our support agreement; and

•	access by the Department of Health and Human Services to our internal practices, books and records to validate that we are safeguarding individually identifiable health information.

We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other law or regulation might be made in the future or how those changes could affect our business or the costs of compliance. In addition, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the creation of such standards will have on our compliance costs or our services.
In addition some payers and clearinghouses with which we conduct business interpret HIPAA transaction requirements differently than we do. Where clearinghouses or payers require conformity with their interpretations a condition of successful transaction we seek to comply with their interpretations.
The HIPAA transaction standards include proper use of procedure and diagnosis codes. Since these codes are selected or approved by our clients, and since we do not verify their propriety, some of our capability to comply with the transaction standards is dependant on the proper conduct of our clients.
In addition to the HIPAA Privacy and Security Rules, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements we are required to comply with them.
Failure by us to comply with any of the federal and state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain clients and attract new clients.
•	Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. For example, the federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a state or federal regulatory agency that any of our activities or those of our clients or vendors violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund a portion of our service fees, could disqualify us from providing services to clients doing business with government programs and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require costly response from us.

•	Anti-Referral Laws. There are federal and state laws that forbid payment for patient referrals, patient brokering, remuneration of patients or billing based on referrals between individuals and/or entities that have various financial, ownership or other business relationships. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal law, termed the Stark Law, is very complex in its application. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require costly response from us.

•	Corporate Practice of Medicine Laws and Fee-Splitting Laws. In many states, there are state laws that forbid physicians from practicing medicine in partnership with non-physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations forbidding splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges. We have varied our charge structure in some states to comply with these laws, which may make our services less desirable to potential clients. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require costly response from us.

•	Anti-Assignment Laws. There are federal and state laws that forbid or limit assignment of claims for reimbursement from government-funded programs. In some cases, these laws have been interpreted in regulations or policy statements to limit the manner in which business service companies may handle checks or other payments for such claims and to limit or prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require costly response from us.

•	Prescribing Laws. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing of medication, is governed by state and federal law, including fraud and abuse laws, drug control regulations and state department of health regulations. States have differing prescription format requirements. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. For example, while federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. Regulatory authorities such as the U.S. Department of Health and Human Services’ Centers for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EMR technologies. Determination that we or our clients have violated prescribing laws may expose us to liability, loss of reputation and loss of business. These laws and requirements may also increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.
•	Electronic Medical Records Laws. A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides EMR functionality, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service complies with the Certification Commission for Healthcare Information Technology, or CCHIT, for ambulatory electronic health record criteria for 2006.

•	Claims Transmission Laws. Our services include the manual and electronic transmission of our client’s claims for reimbursement from payers. Federal and various state laws provide for civil and criminal penalties for any person who submits, or causes to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and any private health plans and managed care plans, that is false or that that overbills or bills for items that have not been provided to the patient.

•	Prompt Pay Laws. Laws in many states govern prompt payment obligations for healthcare services. These laws generally define claims payment processes and set specific time frames for submission, payment and appeal steps. They frequently also define and require clean claims. Failure to meet these requirements and timeframes may result in rejection or delay of claims. Failure of our services to comply may adversely affect our business results and give rise to liability claims by clients.

•	Medical Device Laws. The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a provider of application functionality, could be required, depending on the functionality, to:

            •  register and list our products with the FDA;
            •  notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our functionality; or
            •  obtain FDA approval by demonstrating safety and effectiveness before marketing our functionality.

The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.
Potential regulatory requirements placed on our software, services and content could impose increased costs on us, could delay or prevent our introduction of new services types and could impair the function or value of our existing service types.
Our services are and are likely to continue to be subject to increasing regulatory requirements in a multitude of ways. As these requirements proliferate, we must change or adapt our services and our software to comply. Changing regulatory requirements may render our services obsolete or may block us from accomplishing our work or from developing new services. This may in turn impose additional costs upon us to comply or to further develop services or software. It may also make introduction of new service types more costly or more time consuming than we currently anticipate. It may even prevent such introduction by us of new services or continuation of our existing services unprofitably or impossible.
Potential additional regulation of the disclosure of health information outside the United States may adversely affect our operations and may increase our costs.
Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state level that would limit, forbid or regulate the use or transmission of medical information outside of the United States. Such legislation, if adopted, may render our use of our off-shore partners, such as our data-entry and customer service provider, Vision Healthsource, for work related to such data impracticable or substantially more expensive. Alternative processing of such information within the United States may involve substantial delay in implementation and increased cost.
Errors or illegal activity on the part of our clients may result in claims against us.
We rely on our clients, and we contractually obligate them, to provide us with accurate and appropriate data and directives for our actions. We rely upon our clients as users of our system for key activities to produce proper claims for reimbursement. Failure of clients to provide these data and directives or to perform these activities may result in claims against us that our reliance was misplaced.
Our services present the potential for embezzlement, identity theft or other similar illegal behavior by our employees or subcontractors with respect to third parties.
Among other things, our services involve handling mail from payers and from patients for many of our clients, and this mail frequently includes original checks and/or credit card information, and occasionally, it includes currency. Even in those cases in which we do not handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or subcontractors takes, converts or misuses such funds, documents or data, we could be liable for damages, and our business reputation could be damaged or destroyed.

Potential subsidy of services similar to ours may reduce client demand.
Recently, entities such as the Massachusetts Healthcare Consortium have offered to subsidize adoption by physicians of electronic health record technology. In addition, federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations. To the extent that we do not qualify or participate in such subsidy programs, demand for our services may be reduced which may decrease our revenues.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
An active, liquid and orderly market for our common stock may not develop.
Prior to our initial public offering in September 2007 there has been no market for shares of our common stock. An active trading market for our common stock may never develop or be sustained, which could depress the market price of our common stock and could affect your ability to sell your shares. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this filing, these factors include:
•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans or commercial relationships;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the sale of health insurance;

•	any major change in our board of directors or management;

•	publication of research reports or news stories about us, our competitors or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.
In addition, the stock market in general, and the market for internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of September 25, 2007, the closing of the initial public offering, we had approximately 32,824,999 shares of common stock outstanding. The 7,229,842 shares sold in the initial public offering are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our affiliates. Taking into consideration the effect of the 180-day lock-up agreements that have been entered into by certain of our stockholders, we estimate that the remaining 25,595,157 shares of our common stock that were outstanding upon the closing of our initial public offering are available for sale pursuant to Rule 144, Rule 144(k) and Rule 701, as follows: 270,594 shares are freely tradeable shares saleable under Rule 144(k) that are not subject to a lock-up, 8,767 shares are shares saleable under Rules 144 and 701 that are not subject to a lock-up, 1,470,589 shares are restricted securities held for one year or less and 23,845,207 shares may be sold upon expiration of the lock-up agreements (subject in some cases to volume limitations). Moreover, the holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.
     We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan and 2007 Employee Stock Purchase Plan. As of the closing of our initial public offering an aggregate of 1,500,000 shares of our common stock were reserved for future issuance under these plans. In addition, as of September 30, 2007, we had outstanding options to purchase 2.9 million shares of common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of the lock-up agreements. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
     Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the underwriters, may at any time without notice, agree to release all or any portion of the shares subject to the lock-up agreements, which would result in more shares being available for sale in the public market at earlier dates. Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock.
We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.
Our management will have broad discretion in the application of the net proceeds from our initial public offering. Accordingly, you will have to rely upon the judgment of our management with respect to the use of the proceeds, with only limited information concerning management’s specific intentions. Our management may spend a portion or all of the net proceeds from our initial public offering in ways that our stockholders may not desire or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our initial public offering in a manner that does not produce income or that loses value.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of September 30, 2007, our directors, executive officers and their affiliated entities will beneficially own more than 46.0% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and by-laws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders, including those who purchased shares in our initial public offering.
Provisions in our certificate of incorporation and by-laws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to make, alter or repeal our by-laws.
The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.
In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.
Item 2. Recent Sale of Unregistered Securities and Use of Proceeds
Unregistered Sale of Equity Securities
      During the nine months ended September 30, 2007, we issued 422,115 shares of common stock upon option exercises for an aggregate sale price of approximately $675,000.
Use of Proceeds from Registered Securities
      Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-143998), that was declared effective by the Securities and Exchange Commission on September 19, 2007, which registered an aggregate of 5,000,000 shares of our common stock, of which we sold 5,000,000 shares and certain selling stockholders sold 2,229,842 shares, including the underwrites’ over-allotment, at a price to the public of $18.00 per share.  The offering closed on September 25, 2007, and, as a result, we received net proceeds of approximately $81.3 million (after underwriters’ discounts and commissions of approximately $6.3 million and additional offering-related costs of approximately $2.4 million), and the selling stockholders received net proceeds of approximately $37.3 million (after underwriters’ discounts and commissions of approximately $2.8 million). We did not receive any of the proceeds by selling stockholders. Goldman, Sachs & Co., Merrill Lynch & Co., Piper Jaffray & Co., Jefferies & Company were the managing underwriters of the initial public offering.
      No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
      In October 2007, we used $5.4 million of the net proceeds to repay the outstanding balance of our credit facility with various financial institutions including approximately $0.2 million of early payment penalty and accrued interest. We expect to use the remaining net proceeds for paying down outstanding debt, capital expenditures, working capital and other general corporate purposes. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies or to fund expansion of our operations facilities. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated September 19, 2007 filed by us with the SEC pursuant to Rule 424(b).
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Submission of Matters To a Vote of Security Holders.
      On September 4, 2007, in connection with our initial public offering, our stockholders approved the following matters by written consent: (i) the adoption of our Amended and Restated Certificate of Incorporation to provide for certain changes consistent with our becoming a public company; (ii) the election of Jonathan Bush, Brandon H. Hull, Bryan E. Roberts to serve as Class I directors until the annual meeting of stockholders to be held in 2008 or until his earlier death, resignation or removal; (iii) the election of Ann H. Lamont, James L. Mann and Richard N. Foster to serve as Class II directors until the annual meeting of stockholders to be held in 2009 or until his or her earlier death, resignation or removal; (iv) the election of John A. Kane and Ruben J. King-Shaw, Jr. to serve as Class III directors until the annual meeting of stockholders to be held in 2010 or until his earlier death, resignation or removal; (v) the adoption of our Amended and Restated By-laws to provide for certain changes consistent with our becoming a public company; (vi) the adoption of our Amended and Restated Certificate of Incorporation to eliminate the terms of our preferred stock outstanding to be effective upon the closing of the public offering; (vii) the adoption of our 2007 Stock Option and Incentive Plan; and (viii) the adoption of our 2007 Employee Stock Purchase Plan. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.
A total of 17,284,839 shares of our stock out of 26,690,832 shares issued and outstanding (on an as-if-converted basis) voted in favor of these matters.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
     (a) Exhibits.

Exhibit
Number	Description	Reference
31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350	Filed herewith

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2007.

athenahealth, Inc.

By:	/S/ Jonathan Bush Jonathan Bush
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Carl B. Byers Carl B. Byers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 9, 2007