Form 10-K
period 2007-12-31
ATHENAHEALTH INC
filed 2008-03-07
CIK 1131096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 001-33689

athenahealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3387530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Arsenal Street Watertown, MA (Address of principal executive office)	02472 (Zip Code)

(617) 402-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable. Trading of the registrant’s Common Stock on The NASDAQ Global Market did not commence until September 20, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At March 3, 2008, the registrant had 32,349,183 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

i

PART I

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the following:

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from those anticipated by the forward-looking statements. These factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on information from independent industry analysts and third party sources (including industry publications, surveys and forecasts and our internal research), and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable. None of the sources cited in this Annual Report on Form 10-K has consented to the inclusion of any data from its reports, nor have we sought their consent. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information. While we believe the market position, market opportunity and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Item 1.	Business.

In this Annual Report on Form 10-K, the terms “athena,” “athenahealth,” “we,” “us” and “our” refer to athenahealth, Inc. and its subsidiary, Athena Net India Pvt. Ltd., and any subsidiary that may be acquired or formed in the future.

athenahealth, athenaNet and the athenahealth logo are registered trademarks of athenahealth and athenaCollector, athenaClinicals, athenaEnterprise and athenaRules are trademarks of athenahealth. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons.

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

In the last five years, we have focused on developing our proprietary internet-based software application and integrated service operations to expand our client base. During this period we undertook no acquisitions. In 2005, we formed a subsidiary in India to complement our U.S.-based software development activities and to work closely with our business partners in India. In 2007, we generated revenue of $100.8 million from the sale of our services, compared to $75.8 million in 2006. As of December 31, 2007, there were more than 12,000 medical providers, including more than 9,400 physicians, using our services across 34 states and 54 medical specialties.

Market Opportunity

We believe the market opportunity for our services is, in large part, currently driven by physician office collections in the United States. According to the U.S. Centers for Medicare and Medicaid Services, since 2000, ambulatory care spending increased by an average of 7.5% per year to $448 billion in 2006. As the ambulatory care market has grown, we estimate that the market for revenue and clinical cycle management solutions has grown to over $27 billion. These expenditures are primarily comprised of salary and benefits for in-house administrative staff and the cost of third-party practice management and EMR software.

Growth in managed care has increased the complexity of physician practice reimbursement. Managed care plans typically create reimbursement structures with greater complexity than previous methods, placing greater responsibility on the physician practice to capture and provide appropriate data to obtain payments. Also, despite substantial consolidation in the number of managed care organizations over the last decade, many of the legacy information technology platforms used to manage the plans operated by these companies have remained in place. As a result of this increasing complexity, physician practices must keep track of multiple plan designs and processing requirements to ensure appropriate payment for services rendered.

Physician office-based billing activities that are required to ensure appropriate payment for services rendered have increased in number and complexity for the following reasons:

•	Diversity of health benefit plan design. Health insurers have introduced a wide range of benefit structures, many of which are customized to unique goals of particular employer groups. This has resulted in an increase in rules regarding who is eligible for healthcare services, what healthcare services are eligible for reimbursement and who is responsible for payment of healthcare services delivered.

•	Dynamic nature of health benefit plan design. Health insurers continuously update their reimbursement rules based on ongoing monitoring of consumption patterns, in response to new medical products and procedures, and to address changing employer demands. As these changes are made frequently throughout the year and are frequently specific to each individual health plan, physician practices need to be continually aware of this dynamic element of the reimbursement cycle as it could impact overall reimbursement and specific workflow.

•	Proliferation of new payment models. New health benefit plans and reimbursement structures have considerably modified the ways in which physician practices are paid. For example, there is an increasing trend toward consumer driven health plans, or CDHPs, that require a far greater portion of fees to be paid by the consumer, typically until a pre-specified threshold is achieved. Care-based initiatives, including pay-for-performance, or P4P programs, which provide reimbursement incentives centered around capture and submission of specified clinical information have dramatically increased the administrative and clinical documentation burden of the physician practice.

•	Changes in the regulatory environment. The Health Insurance Portability and Accountability Act, or HIPAA, required changes in the way private health information is handled, mandated new data formats for the health insurance industry and created new security standards. Most recently as part of HIPAA, physicians have been required to adopt National Provider Identifiers and this has affected physician office billing and collection workflow requirements.

In addition to administering typical small business functions, smaller physician practices must invest significant time and resources in activities that are required to secure reimbursement from third party payers or patients and process inbound and outbound communications related to physician orders to laboratories and pharmacies. In order to process these communications, physician offices often manipulate locally installed software, execute paper-based and fax-based communications to and from payers and conduct telephone-based discussions with payers and intermediaries to resolve unpaid claims or to inquire about the status of transactions.

The Established Model

Currently, the majority of physician practices bill for their services in one of two ways, either purchasing, installing and operating locally installed practice management software or hiring a third-party billing service to collect billing-related information and input the information into a software system maintained by the service. In many instances, the solutions that are installed and operated at the physician office are operated by the administrative personnel on staff. As the complexity and number of health benefit plan payer rules has increased, the ability of locally installed software solutions to keep up with new and revised payer rules has lagged behind this trend, leading to higher levels of unpaid claims, prolonged billing cycles and increased clinical inefficiencies. While locally installed software has been shown to provide improvement in physician practice efficiency and collections relative to paper-based systems, we believe such software alone is not suited for today’s dynamic and increasingly complex healthcare system.

Despite advances in practice management software to address the administrative needs of the physician office, the billing, collections and medical record management functions remain expensive, inefficient and challenging for many physician practice groups. We believe that established locally installed physician practice management software has generally suffered from the following challenges:

•	Software is static. Payer rules change continuously and the systems used to seek reimbursement require constant updating to remain accurate. If it is not linked to a centrally-hosted, continuously updated knowledge base of payer rules, software typically cannot reflect real-time changes based upon health benefit plan specific requirements. Additionally, since most software vendors are not in the business of processing claims, they are often unaware of the creation of new payer rules and changes to existing payer rules. As a result, physician practices typically have the responsibility to navigate this complex and dynamic reimbursement system in order to submit accurate and complete claims. We believe their inability to keep current on these rules changes is the single largest factor leading to claims denials and diverting time and resources away from revenue and clinical cycle workflow.

•	Software requires reliance on physician office personnel. Physician offices have difficulty managing the increased complexity of billing, collections and medical record management because they lack the necessary infrastructure and suffer from significant staff turnover rates. Despite attempts to automate workflow, many software solutions still require that a number of payer interactions be executed manually via paper or phone. These manual interactions include insurance product monitoring, insurance eligibility, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submitting of lab requisitions, monitoring and classification of all inbound faxes. These tasks are prone to human error, are inefficient and generally require the accumulation of rules and claims processing knowledge by the individuals involved. Given that employee clinic turnover in physician offices averages 10-25% annually, critical reimbursement knowledge can be lost.

•	Software vendors are not paid on results. Most established software companies operate under a business model that does not directly incentivize them to improve their client’s financial results. The established software business model involves a substantial upfront license payment in addition to ongoing maintenance fees. While the goal of practice management software is to improve reimbursement and clinical efficiency, realizing these efficiencies still largely rests on the physician office’s administrative staff.

We believe traditional outsourced back office service providers do not compensate significantly for these deficiencies of the locally installed software model. These service providers generally rely on third-party software that suffers from the same deficiencies that physicians experience when they perform their own back office processing operations. The software often is not connected to payer rules that can be enforced in real-time by office staff throughout the patient workflow. In addition, these service providers typically operate discrete databases and sometimes utilize separate processes for each client they serve, which affords limited advantages of scale, thereby conferring limited cost advantages to physician practices. Without control over the software application and without an integrated rules database, outsourced service providers cannot offer physicians the benefits of our internet-based business service model.

The payer universe is dynamic and continuously growing in complexity as rules are changed and new rules are added, making it extremely difficult for physician practices, and even payers, to effectively manage the reimbursement rules landscape. While locally installed software has struggled to meet these challenges, the Internet has developed in the broader economy into a reliable and efficient medium that opens the door to entirely new ways of performing business functions. The Internet is ideally suited to centralization of the large-scale research needed to stay current with payer rules and to the instantaneous dissemination of this information. The Internet also allows real-time consolidation and centralized execution of administrative work across many medical practice locations. As a result, the health care industry is well suited to benefit from the efficiency and effectiveness of the Internet as a delivery platform.

Our Solution

The dynamic and increasingly complex healthcare market requires an integrated solution to manage the reimbursement and clinical landscape effectively. We believe we are the first company to integrate web-based software, a continually updated database of payer rules and back-office service operations into a single internet-based business service for physician practices. We seek to deliver these services at each critical step in the revenue and clinical cycle workflow through a combination of software, knowledge and work:

•	Software. athenaNet, our proprietary web-based practice management and EMR application, is a workflow management tool used in the work steps that are required to properly handle billing, collections and medical record management-related functions. All users across our client-base simultaneously use the same version of our software application, which connects them to our continually updated database of payer rules and to our services team.

•	Knowledge. athenaRules, our proprietary database of payer rules, enforces physician office workflow requirements, and is continually updated with payer-specific coding and documentation information. This knowledge continues to grow as a result of our years of experience managing back office service operations for hundreds of physician practices, including processing medical claims with tens of thousands of health benefit plans.

•	Work. The athenahealth service operations, consisting of approximately 380 people in the United States interact with clients at all key steps of the revenue and clinical cycle workflow. These operations include setting up medical providers for billing, checking the eligibility of scheduled patients electronically, submitting electronic and paper-based claims to payers directly or through intermediaries, processing clinical orders, receiving and processing checks and remittance information from payers, documenting the result of payers’ responses and evaluating and resubmitting claims denials.

We are economically aligned with our physician practice clients because payment for our services in most cases is dependent on the results our services achieve for our clients. The positive results of our approach are seen in the significant growth in clients serviced, collections under management and overall revenue in each of the preceding seven years.

Key advantages of our solution include:

•	Low total cost of the athenahealth solutions. The cost of our services includes a modest up-front expenditure, with subsequent costs based on the amounts collected. This approach eliminates the large and risky upfront investments in software, hardware, implementation service and support and additional IT staff often associated with the established software model. We update our web-based software every six to eight weeks and we add or revise over 100 rules on average each month in our shared payer knowledge base, which enables our clients to use these new features with minimal disruption and no incremental cost. Once implemented, only an Internet connection and a web browser are required to run our internet-based practice management system and EMR. We believe our services-based model provides advantages to our clients based on the elimination of future upgrade, training and extra follow-up costs associated with the established model.

•	Comprehensive payer rules engine that is continuously expanded and updated. We believe we have the largest and most comprehensive continually updated database of payer reimbursement process rules in the United States. We collect health benefit plan specific processing information so that the medical office workflow and the work at our service operations can be tailored to the requirements of each health benefit plan. Real-time error alerts automatically triggered by our rules engine enable our clients in many cases to catch billing-related errors immediately at the beginning of the reimbursement cycle, fix these errors quickly and generate medical claims that achieve high first-pass success rates. Payer rules are frequently unavailable from the payers and therefore must be learned from experience. We have full-time staff focused on finding, researching, documenting or implementing new rules, enabling our solution to consistently deliver quantifiably superior financial results for our clients. Additionally, we discover and implement even more new rules as new clients connect to our rules engine. Our other clients benefit from the addition of these new rules, and this continuous updating increases our value proposition benefiting both current and future clients.

•	Real-time workflow and process optimization resulting in improved financial outcomes. Our solution incorporates a large number of efficient, real-time communications between the physician practice’s staff and our rules engine and service operations staff throughout the patient encounter and billing processes. These process steps begin prior to the claims submission process, and we believe that online interaction vital for delivering the financial performance our clients enjoy. This enables us to stay close to client needs and constantly upgrade our offerings in order to improve the effectiveness of our overall service. These elements allow us to identify and influence critical practice workflow steps to maximize billing performance and deliver improved financial outcomes for our physician clients.

•	Critical mass and access to superior scale and capabilities. We have taken physician back offices tasks that would otherwise be performed on a local or regional basis and we have brought them together on a single national platform. Our platform was designed and constructed to enable us to assume responsibility for the completion of automated and manual tasks in the revenue and clinical workflow cycles, while providing critical tools and knowledge to effectively assist clients in completing those tasks that must be done on-site in the physician practice. By taking on the administrative effort associated with revenue and clinical workflow, we free our clients from the burden of performing these laborious tasks in a time-consuming and expensive manner with insufficient scale to operate effectively. As a result of our substantial infrastructure, we can apply a broad array of resources (from athenahealth, our clients and our off-shore partners) to address the myriad of discrete tasks within the revenue and clinical workflow cycles in a cost effective manner. This approach allows us to deliver resources, expertise and performance superior to what any individual physician practice could achieve on its own.

Our Strategy

Our mission is to be the most trusted and effective provider of business services for physician practices. Key elements of our strategy include:

•	Remaining intensely focused on our clients’ success. Our business model aligns our goals with our clients’ goals and provides an incentive for us to improve the performance of our clients continually. We believe that this approach enables us to maintain client loyalty, to enhance our reputation and to improve the quality of our solutions.

•	Maintaining and growing our payer rules database. Our rules engine development work is designed to increase the percentage of transactions that are successfully executed on the first attempt and to reduce the time to resolution after claims or other transactions are submitted. We continue to develop our centralized payer reimbursement process rules database, athenaRules, using our experience gained across our network of clients.

•	Attracting new clients. We expect to continue with current and expanded sales and marketing efforts to address our market opportunity by aggressively seeking new clients. We believe that our internet based business services provide significant value for physician offices of any size. We estimate that our athenaCollector client base currently represents less than two percent of the U.S. addressable market for revenue cycle management.

•	Increasing revenue per client by adding new service offerings. We have only recently begun to offer our athenaClinicals service, which we combine with athenaCollector for sale to prospective clients. In the future, we plan to offer athenaClinicals as a stand-alone option. We are also exploring additional services to address other administrative tasks within the physician office, such as patient communications for scheduling appointments, accessing lab results and refilling prescriptions.

•	Expanding operating margins by reducing the costs of providing our services. We believe we can increase our operating margins as we increase the scalability of our service operations. Our integrated operations enable us to deploy efficient and effective resources at multiple steps of the revenue and clinical cycle workflow.

Our Services

athenahealth is a leading provider of internet-based business services for physician practices. Our service offerings are based on our proprietary web-based software, a continually updated database of payer rules and integrated back-office service operations. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls and more efficiently manage clinical and billing information.

athenaCollector

Our principal offering, athenaCollector, is our revenue cycle management service that automates and manages billing-related functions for physician practices, and includes a practice management platform. athenaCollector assists our physician clients with the proper handling of claims and billing processes to help submit claims quickly and efficiently.

Software (athenaNet)

Through athenaNet, athenaCollector utilizes the Internet to connect physician practices to our rules engine and service operations team. In its 2007 year-end “Best in KLAS” survey, KLAS Enterprises, LLC, a healthcare information technology industry research firm, reported athenaNet No. 5 in the Ambulatory and Billing Scheduling category for practice groups with one to five physicians, No. 2 in the Ambulatory and Billing Scheduling category for practice groups with six to 25 physicians and No. 1 in the Ambulatory and Billing Scheduling category for practice groups with 25 to 100 physicians. athenaNet has been ranked in the top 5 in each of these categories in each annual Best in KLAS ranking since 2004. athenaNet includes a workflow dashboard used by our clients and our services team to track in real-time claims requiring edits before they are sent to the payer, claims requiring work that have come back from the payer unpaid and claims that are being held up due to administrative steps required by the individual client. This internet-native functionality provides our clients with the benefits of our database of payer rules as it is updated and enables them to interact with our services team to efficiently monitor workflows. The internet-based architecture of athenaNet allows each transaction to be available to our centralized rules engine so that mistakes can be corrected quickly across all of our clients.

Knowledge (athenaRules)

Physician practices route all of their day-to-day electronic and paper payer communications to us, which we then process using athenaRules and our significant understanding of payer rules to avoid reimbursement delays and improve practice revenue. Our proprietary database of payer knowledge has been constructed based on over seven years of experience in dealing with physician workflow in hundreds of physician practices with medical claims from tens of thousands of health benefit plans. The core focus of the database is on the payer rules which are the key drivers of claim payment and denials. Understanding denials allows us to construct rules to avoid future denials across our entire client base, resulting in increased automation of our workflow processes. On average, over 100 rules are added or revised in our rules engine each month. athenaRules has been designed to interact seamlessly with athenaNet in the medical office workflow and in our service operations.

Work (athenahealth Service Operations)

Our athenahealth service operations provides the service teams that collaborate with client staff to achieve successful transactions. Our services operations consists of both knowledgeable staff and technological infrastructure used to execute the key steps associated with proper handling of physician claims and clinical data management. It is comprised of approximately 380 people on our service teams in the United States who interact with physicians at all of the key steps in the revenue cycle including:

•	coordinating with payers to ensure that client providers are properly set-up for billing;

•	checking the eligibility of scheduled patients electronically;

•	submitting claims to payers directly or through intermediaries, whether electronic or via printed claim forms;

•	obtaining confirmation of claim receipt from the payer either electronically or through phone calls;

•	receiving and processing checks and remittance information from payers and documenting the result of payers’ responses;

•	evaluating denied claims and determining the best approach to appealing and/or resubmitting claims to obtain payment;

•	billing patients for balances that are due;

•	compiling and delivering management reporting about the performance of clients at both the account level and the provider level;

•	transmitting key clinical data to the revenue cycle workflow to eliminate the need for code re-entry and to permit assembling all key data elements required to achieve maximum appropriate reimbursement; and;

•	providing proactive and responsive client support to manage issues, address questions, identify training needs and communicate trends.

athenaClinicals

Our most recent offering, athenaClinicals, is our clinical cycle management service which automates and manages medical record management-related functions for physician practices, and includes an EMR platform. It assists medical groups with the proper handling of physician orders and related inbound and outbound communications to ensure that orders are carried out quickly and accurately and to provide an up-to-date and accurate online patient clinical record. athenaClinicals is designed to improve clinical administrative workflow, the software component of that recently received CCHIT certification under 2006 standards.

Software (athenaNet)

Through athenaNet, athenaClinicals displays key clinical measures by office location related to the drivers of high quality and efficient care delivery on a workflow dashboard, including lab results requiring review, patient referral requests, prescription requests and family history of previous exams. Similar to its functionality within athenaCollector, athenaNet provides comprehensive reporting on a range of clinical results, including distribution of different procedure codes (leveling), incidence of different diagnoses, timeliness of turnaround by lab companies and other intermediaries and other key performance indicators.

Knowledge (athenaRules)

Clinical data must be captured according to the requirements and incentives of different payers and plans. Clinical intermediaries such as laboratories and pharmacy networks require specific formats and data elements as well. athenaRules is designed to access medication formularies, identify potential medication errors such as drug-to-drug interactions or allergy reactions and identify the specific clinical activities that are required to adhere to pay-for-performance programs, which can add incremental revenue to the physician practice.

Work (athenahealth Service Operations)

athenaClinicals provides the additional functionality that we believe medical groups expect from an EMR to help them complete the key processes that affect the clinical care record related to patient care including:

•	identifying available P4P programs, incentives and enrollment requirements;

•	entering data about patient encounters as they happen for general exams (well visits) as well as problem-focused visits (sick exams);

•	delivering outbound physician orders such as prescriptions and lab requisitions; and;

•	capturing, classifying and presenting inbound documentation, such as lab results, electronically or via fax.

Sales and Marketing

We have developed a sales and marketing capability aimed at expanding our network of physician clients, and expect to expand these efforts in the future. We have a significant direct sales effort which we augment through our indirect channel relationships.

Direct Sales

As of December 31, 2007, we employed a direct sales and sales support force of 72 employees. Of these employees, 57 were sales professionals. Because of our ongoing service relationship with clients we conduct a consultative sales process. This process includes understanding the needs of perspective clients, developing service proposals and negotiating contracts to enable the commencement of services. Of this sales force, 42 members of our sales force are dedicated to physician practices with four or more physicians and 15 members of our sales force are dedicated to physician practices with one to three physicians. Our sales force is supported by 15 personnel in our sales and marketing organizations that provide specialized support for promotional and selling efforts.

Channel Partners

In addition to our employed sales force, we maintain business relationships with individuals and organizations that promote or support our sales or services within specific industries of geographic regions, which we refer to as channels. We refer to these individuals and organizations as our channel partners. In most cases, these relationships are generally agreements that compensate channel partners for providing us sales lead information that result in sales. These channel partners generally do not make sales but instead provide us with leads that we use to develop new business through our direct sales force. Other channel relationships permit third parties to act as value added resellers or as independent sales representatives. In some instances, the channel relationship involves endorsement or promotion of our services by these third parties. In 2007, channel-based leads were associated with approximately half of our new business. Our channel relationships include state medical societies, healthcare information technology product companies, healthcare product distribution companies and consulting firms. Examples of these types of channel relationships include:

•	the Ohio State Medical Society;

•	Eclipsys Corporation; and

•	WorldMed Shared Services, Inc. (d/b/a PSS World Medical Shares Services, Inc.), or PSS.

In May 2007, we entered into a marketing and sales agreement with PSS for the marketing and sale of athenaClinicals and athenaCollector. The agreement has an initial term of three years and may be terminated by either party for cause or convenience. Under the terms of the agreement, we will pay PSS sales commissions based upon the estimated contract value of orders placed with PSS, which will be adjusted 15 months after the date the service begins for a client to reflect actual revenue received by us from clients. Subsequent commissions will be based upon a specified percentage of actual revenue generated from orders placed with PSS. We are responsible for funding $0.3 million toward the establishment of an incentive plan for the PSS sales representatives during the first twelve months of the agreement, as well as co-sponsoring training sessions for PSS sales representatives and conducting on-line education for PSS sales representatives.

Under the terms of the agreement, no later than June 2009, revenue cycle services or software from athenahealth will be the exclusive revenue cycle solution distributed by PSS, and from and after the date that clinical cycle services and software from athenahealth has been CCHIT certified and is generally commercially released as a stand-alone service, such services and software will be the exclusive clinical cycle solution marketed and sold by PSS. Additionally, the terms of the agreement prohibit us from entering into a similar agreement with any business that has, as its primary source of revenue, revenue from the business of distributing medical and surgical supplies to the physician ambulatory care market in the United States. None of our existing channel relationships are affected by our exclusive arrangement with PSS, and while our agreement with PSS precludes us from entering into similar arrangements with other distributors of medical and surgical supplies to the physician ambulatory care market in the United States, we believe PSS is of sufficient size so as to offer us a compelling opportunity to market our services to prospective clients that would otherwise be difficult for us to reach. According to PSS, they have the largest medical and surgical supplies sales force in the United States, consisting of more than 750 sales consultants who distribute medical supplies and equipment to more than 100,000 offices in all 50 states.

Marketing Initiatives

Since our service model is new to most physicians, our marketing and sales objectives are designed to increase awareness of our company, establish the benefits of our service model and build credibility with prospective clients, so that they will view our company as a trustworthy long-term service provider. To effect this strategy, we have designed and implemented specific activities and programs aimed at converting leads to new clients.

In June 2006, we introduced our annual PayerView rankings in order to provide an industry-unique framework to systematically address what we believe is administrative complexity existing between payers and providers. PayerView is designed to look at payers’ performance based on a number of categories, which combine to provide an overall ranking aimed at quantifying the “ease of doing business with the payer.” All data used for the rankings come from actual claims performance data of our clients and depict our experience in dealing with individual payers across the nation. The rankings include national payers with at least 120,000 charge lines of data and regional payers with a minimum of 20,000 charge lines.

Our marketing initiatives are generally targeted towards specific segments of physician practices. These marketing programs primarily consist of:

•	sponsoring pay-per-click search advertising and other internet-focused awareness building efforts (such as online videos and webinars);

•	engaging in public relations activities aimed at generating media coverage;

•	participating in industry-focused trade shows;

•	disseminating targeted mail and phone calls to physician practices; and

•	conducting informational meetings (such as town-hall style meetings or strategic retreats with targeted potential clients at an event called the “athenahealth Institute”).

Technology, Development and Operations

We currently operate a data center in Bedford, Massachusetts with Sentinel Properties — Bedford, LLC. We operate an application in a separate data center located in Chicago, Illinois, which we call athenaNet EmergencyEdition, which provides our clients access to their critical data and functionality in the event of a failure at our primary data centers. Our data centers are maintained and supported by third-parties at their dedicated locations. In addition, in 2007 we signed a disaster recovery contract with a major provider of these services, Sungard Availability Services, LP so that in the event of a total disaster at our primary data centers, we could become operational in an acceptable timeframe at a back-up location. The services provided by our data center and disaster recovery service providers are generally commercially available at comparable rates from other service providers.

Our mission-critical business application is hosted by us and accessed by clients using high-speed Internet connections or private network connections. We have devoted significant resources to producing software and related application and data center services that meet the functionality and performance expectations of clients. We use commercially available hardware and a combination of proprietary and commercially available software to provide our service. Software licenses for the commercially-sourced software are generally available on commercially reasonable terms. The design of our application and database servers is modular and scalable in that as new clients are added we add additional capacity as necessary. We refer to this as a “horizontal scaling architecture,” which means that hardware to support new clients is added alongside existing clients’ hardware and does not directly affect those clients.

We devote significant resources to innovation. We execute six to eight releases of new software functionality to our clients each year. Our application development methodology so that each software release is properly designed, built, tested and rolled out. Our clients all operate on the same version of our software, although some rules are designed to take effect only locally, depending on the rule. Our software development activities involve approximately 50 technologists employed by us in the United States as of December 31, 2007. We complement this team’s work with software development services from a third-party technology development provider in Pune, India and with our own direct employees at our development center operated through our wholly-owned subsidiary located in Chennai, India. As of December 31, 2007, we employed 26 people in our direct subsidiary, and in 2007 this entity represented approximately 1.0% of our total operating expense. In addition to our core software development activities, we dedicate full-time staff to our ongoing development and maintenance of the athenaRules database. On average, over 100 rules are added or revised in our rules engine each month. We also employ process innovation specialists and product management personnel, who work continually on improvements to our service operations processes and our service design, respectively.

Once our clients are live on our service, we collaborate with them to generate business results. We employed approximately 380 people in our service operations dedicated to providing these services to our clients as of December 31, 2007. These employees assist our clients at each critical step in the revenue cycle and clinical cycle workflow process including, insurance benefits packaging, insurance eligibility, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submission of lab requisitions, monitoring and classification of all inbound faxes. Additionally we use third-parties for data entry, data matching, data characterization and outbound telephone services. Currently, we have contracted for these services with Vision Healthsource, a subsidiary of Perot Systems Corporation, to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. These services are generally commercially available at comparable rates from other service providers.

During 2007, athenahealth:

•	posted over $2.7 billion in physician payments;

•	processed over 22.6 million medical claims;

•	handled approximately 46 million charge postings; and

•	sorted approximately 18 million pages of paper which amounted to approximately 180,000 pounds of mail.

We depend on satisfied clients to succeed. Our client contracts require minimum commitments by us on a range of tasks, including claims submission, payment posting, claims tracking and claims denial management. We also commit to our clients that athenaNet is accessible 99.7% of the time, excluding scheduled maintenance windows. Each quarter, our management conducts a survey of clients to identify client concerns and track progress against client satisfaction objectives. In our most recent survey, 88% of the respondents reported that they would recommend our services to a trusted friend or colleague.

In addition to the services described above, we also provide client support services. There are several client service support activities that take place on a regular basis, including the following:

•	client support by the client services center designed to address client questions and concerns rapidly, whether registered via a phone call or via an online support case through the company’s customized use of customer relationship management technology;

•	account performance and issue resolution activities by the account management organization, designed to address open issues and focus clients on the financial results of the co-sourcing relationship; these efforts also are intended to result in client retention, appropriate adjustments to service pricing at renewal dates and provision of incremental services when appropriate; and

•	relationship management by regional leaders of the client services organization to ensure that decision-makers at clients are satisfied and that regional performance is managed proactively with regard to client satisfaction, client margins, client retention, renewal pricing and added services.

We have designed a platform for transacting with payer real time adjudication, or RTA, systems that is payer-neutral and designed to integrate the various payer RTA processes so that our clients experience the same workflow regardless of payer. Using this platform, we recently collaborated with two major payors, Humana and United Healthcare, to begin RTA transactions with their systems. The increased burden on patients to pay for a larger percentage of their healthcare services and the need for providers to have the ability to determine this patient payment responsibility at the time of service, has led some payers to develop the capability to accept and process claims in real-time. Under an RTA system, payers notify physicians immediately upon receipt of billing information if third party claims are accepted or rejected, the amount that will be paid by the payer and the amount that the patient may owe under the particular health plan involved. This capability is frequently referred to within the industry as real time adjudication because it avoids the processing time that adjudication of claims by payers has historically involved.

Competition

We have experienced, and expect to continue to experience intense competition from a number of companies. Our primary competition is the use of locally installed software to manage revenue and clinical cycle workflow within the physician’s office. Other nationwide competitors have begun introducing services that they refer to as “on-demand” or “software-as-a-service” models, under which software is centrally hosted and services are provided from central locations. Software and service companies that sell practice management and EMR software and medical billing and collection services include GE Healthcare, Sage Software Healthcare, Inc., Misys Healthcare Systems, Allscripts Healthcare Solutions, Inc., Siemens Medical Solutions USA, Inc. and Quality Systems, Inc. As a service company that provides revenue cycle services, we also compete against large billing companies such as McKesson Corp., Medical Management Professionals, a division of CBIZ, Inc., Ingenix, a division of United Healthcare, Inc., and regional billing companies.

The principal competitive factors in our industry include:

•	ability to quickly adapt to increasing complexity of the healthcare reimbursement system;

•	size and scope of payer rules knowledge;

•	ease of use and rates of user adoption;

•	product functionality and scope of services;

•	performance, security, scalability and reliability of service;

•	sale and marketing capabilities of vendor; and

•	financial stability of the vendor.

We believe that we compete favorably with our competitors on the basis of these factors. However, many of our competitors and potential competitors have significantly greater financial, technological and other resources and name recognition than we do and more established distribution networks and relationships with healthcare providers. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources that we can in research and development, strategic acquisitions, sales and marketing, patent prosecution and litigation and finance capital equipment acquisitions for their customers.

Government Regulation

Although we generally do not contract with U.S. state or local government entities, the services that we provide are subject to a complex array of federal and state laws and regulations, including regulation by the Centers for Medicare and Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, as well as additional regulation.

Government Regulation of Health Information

Privacy and Security Regulations.  The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it (collectively “HIPAA”) contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These are embodied in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex system of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

The HIPAA Privacy and Security Rules apply directly to covered entities, such as healthcare providers who engage in HIPAA-defined standard electronic transactions, health plans and healthcare clearinghouses. Because we translate electronic transactions to and from the HIPAA-prescribed electronic forms and other forms, we are a clearinghouse and as such are a covered entity. In addition, our clients are also covered entities. In order to provide clients with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our clients. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.

State Laws.  In addition to the HIPAA Privacy and Security Rules, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them.

Transaction Requirements.  In addition to the Privacy and Security Rules, HIPAA also requires that certain electronic transactions related to health care billing be conducted using prescribed electronic formats. For example, claims for reimbursement that are transmitted electronically to payers must comply with specific formatting standards, and these standards apply whether the payer is a government or a private entity. As a covered entity subject to HIPAA, we must meet these requirements, and moreover, we must structure and provide our services in a way that supports our clients’ HIPAA compliance obligations.

Government Regulation of Reimbursement

Our clients are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our clients are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, Medicare reimbursement was, for a period of time in 2006, reduced with respect to portions of the physician payment fee schedule. The federal government subsequently rescinded reduction and decided to pay physicians the amount of the reduction that had been applied to claims already processed under the reduced payment fee schedule. To collect these payments for our clients, we re-submitted claims that had previously been processed. This process required substantial unanticipated processing work by us, and the additional payments for re-submitted claims were sometimes very small. It is possible that the federal or state governments will implement future reductions, increases or changes in reimbursement under government programs that adversely affect our client base or our cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our clients or by increasing our cost of serving clients.

Fraud and Abuse

A number of federal and state laws, loosely referred to as fraud and abuse laws, are used to prosecute healthcare providers, physicians and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and in some instances any private program. Given the breadth of these laws and regulations, they are potentially applicable to our business, to the transactions which we undertake on behalf of our clients and to the financial arrangements through which we market, sell and distribute our products. These laws and regulations include:

Anti-kickback Laws.  There are numerous federal and state laws that govern patient referrals, physician financial relationships, and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Courts have construed this anti-kickback law to mean that a financial arrangement may violate this law if any one of the purposes of one of the arrangements is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited exclusions known as safe harbors that may protect some arrangements from enforcement penalties. These safe harbors have very limited application. Penalties for federal anti-kickback violations are severe, and include imprisonment, criminal fines, civil money penalties with triple damages and exclusion from participation in federal healthcare programs. Many states have similar anti-kickback laws, some of which are not limited to items or services for which payment is made by a government healthcare program.

False or Fraudulent Claim Laws.  There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment, for example, by systematic over treatment or duplicate billing of the same services to collect increased or duplicate payments. These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. For example, one federal false claim law forbids knowing submission to government programs of false claims for reimbursement for medical items or services. Under this law, knowledge may consist of willful ignorance or reckless disregard of falsity. How these concepts apply to a services such as ours that rely substantially on automated processes, has not been well defined in the regulations or relevant case law. As a result, our errors with respect to the formatting, preparation or transmission of such claims and any mishandling by us of claims information that is supplied by our clients or other third parties may be determined to or may be alleged to involve willful ignorance or reckless disregard of any falsity that is later determined to exist.

In most cases where we are permitted to do so, we charge our clients a percentage of the collections that they receive as a result of our services. To the extent that liability under fraud and abuse laws and regulations requires intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. The Centers for Medicare and Medicaid Services has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.

Stark Law and similar state laws.  The Ethics in Patient Referrals Act, known as the Stark Law, prohibits certain types of referral arrangements between physicians and healthcare entities. Physicians are prohibited from referring patients for certain designated health services reimbursed under federally-funded programs to entities with which they or their immediate family members have a financial relationship or an ownership interest, unless such referrals fall within a specific exception. Violations of the statute can result in civil monetary penalties and/or exclusion from the Medicare and Medicaid programs. Furthermore, reimbursement claims for care rendered under forbidden referrals may be deemed false or fraudulent, resulting in liability under other fraud and abuse laws.

Laws in many states similarly forbid billing based on referrals between individuals and/or entities that have various financial, ownership or other business relationships. These laws vary widely from state to state.

Corporate Practice of Medicine Laws, Fee-Splitting Laws and Anti-Assignment Laws

In many states, there are laws that forbid non-licensed practitioners from practicing medicine, that prevent corporations from being licensed as practitioners and that forbid licensed medical practitioners from practicing medicine in partnership with non-physicians, such as business corporations. In some states, these prohibitions take the form of laws or regulations forbidding the splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges.

There are also federal and state laws that forbid or limit assignment of claims for reimbursement from government funded programs. Some of these laws limit the manner in which business service companies may handle payments for such claims and prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. In particular, the Medicare program specifically requires that billing agents who receive Medicare payments on behalf of medical care providers must meet the following requirements:

•	the agent must receive the payment under an agreement between the provider and the agent;

•	the agent’s compensation may not be related in any way to the dollar amount billed or collected;

•	the agent’s compensation may not depend upon the actual collection of payment;

•	the agent must act under payment disposition instructions, which the provider may modify or revoke at any time; and

•	in receiving the payment, the agent must act only on behalf of the provider, except insofar as the agent uses part of that payment to compensate the agent for the agent’s billing and collection services.

Medicaid regulations similarly provide that payments may be received by billing agents in the name of their clients without violating anti-assignment requirements if payment to the agent is related to the cost of the billing service, not related on a percentage basis to the amount billed or collected and not dependant on collection of payment.

Electronic Prescribing Laws

States have differing prescription format and signature requirements. Many existing laws and regulations, when enacted, did not anticipate the methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare and the growth of the Internet, we expect the remaining states to directly address the electronic transmission of prescription orders with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final E-Prescribing and the Prescription Drug Program regulations, referred to below as the E-Prescribing Regulations. These regulations are required by the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA standards discussed previously, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Aspects of our services are affected by such regulation, as our clients need to comply with these requirements.

Electronic Health Records Certification Requirements

The federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is responsible for promoting the use of interoperable electronic health records, or EHRs, and systems. ONCHIT has introduced a strategic framework and has awarded contracts to advance a national health information network and interoperable EHRs. One project within this framework is a “voluntary” private sector based certification commission, CCHIT, to certify electronic health record systems as meeting minimum functional and interoperability requirements. The certification commission has begun and our clinical application functionality is certified by CCHIT under its 2006 criteria. It is possible that such certification may become a requirement for selling clinical systems in the future, and CCHIT’s certification requirement may change substantially. While we believe our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future requirements.

United States Food and Drug Administration

The FDA has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, or FDCA. If our computer software functionality is a medical device under the policy, we could be subject to the FDA requirements discussed below. Although it is not possible to anticipate the final form of the FDA’s policy with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed.

Medical devices are subject to extensive regulation by the FDA under the FDCA. Under the FDCA, medical devices include any instrument, apparatus, machine, contrivance or other similar or related articles that is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease. FDA regulations govern among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution and import and export. FDA requirements with respect to devices that are determined to pose lesser risk to the public include:

•	establishment registration and device listing with FDA;

•	the Quality System Regulation, or QSR, which requires manufacturers, including third-party or contract manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of manufacturing;

•	labeling regulations and FDA prohibitions against the advertising and promotion of products for uncleared, unapproved off-label uses and other requirements related to advertising and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us from entering into government contracts and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device.

Foreign Regulations

Our subsidiary in Chennai, India is subject to additional regulations by the Government of India, as well as its subdivisions. These include Indian federal and local corporation requirements, restrictions on exchange of funds, employment-related laws and qualification for tax status and tax incentives.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology, databases and our brand. Despite these reliances, we believe the following factors are more essential to establishing and maintaining a competitive advantage:

•	the statistical and technological skills of our service operations team;

•	the healthcare domain expertise and payer rules knowledge of our service operations team;

•	real-time connectivity of our solutions;

•	continued expansion of our proprietary rules engine; and

•	continued focus on the improved financial results of our clients.

We have filed six patent applications related to the technology and workflow processes underlying our core service offerings such as our athenaNet Rules Engine. Our first patent application describes and documents our unique patient workflow process, including the athenaNet Rules Engine which applies proprietary rules to practice and payer inputs on a live, ongoing basis to produce cleaner health care claims which can be adjudicated more quickly and efficiently. The patent application relating to the athenaNet Rules Engine system was filed in August 2001. We have received a final office action from the U.S. Patent and Trademark Office, or USPTO, rejecting the application and we have requested continued examination, along with a response and revised claims with respect to that patent. Five subsequent patent applications which describe and document other unique aspects of our functionality and workflow processes were filed during calendar year 2006 and are currently pending before the USPTO. None of them have received any office actions from the USPTO.

We also rely on a combination of registered and unregistered trademarks to protect our brands. athenahealth, athenaNet and the athenahealth logo are our registered trademarks of athenahealth, and athenaCollector, athenaClinicals, athenaEnterprise and athenaRules are trademarks of athenahealth.

We have a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Our agreements with clients include confidentiality and non-disclosure provisions.

Employees

As of December 31, 2007, we had 610 employees. Of these employees, 584 were employed in the U.S., including 380 in service operations, 72 in sales and marketing, 56 in research and development and 76 in general and administrative functions. In addition, as of that date, we had 26 employees, located in Chennai, India, who were employed by our 100% directly owned subsidiary, Athena Net India Pvt. Ltd., including 4 in service operations, 17 in research and development and 5 in general and administrative functions. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.

Organization and Trademarks

We were incorporated in Delaware on August 21, 1997 as Athena Healthcare Incorporated. We changed our name to athenahealth.com, Inc. on March 31, 2000 and to athenahealth, Inc. on November 17, 2000. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts, 02472, and our telephone number is (617) 402-1000. In this Annual Report on Form 10-K, the terms “athena,” “athenahealth,” “we,” “us” and “our” refer to athenahealth, Inc. and its subsidiary, Athena Net India Pvt. Ltd., and any subsidiary that may be acquired or formed in the future.

athenahealth, athenaNet and the athenahealth logo are registered trademarks of athenahealth and athenaCollector, athenaClinicals, athenaEnterprise and athenaRules are unregistered trademarks of athenahealth. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website (www.athenahealth.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

Executive Officers of the Registrant

Our executive officers and key employees and their respective ages and positions as of January 1, 2008 are as follows:

Name	Age	Position
Jonathan Bush	38	Chief Executive Officer, President and Chairman
James M. MacDonald	51	Executive Vice President and Chief Operating Officer
Carl B. Byers	36	Senior Vice President, Chief Financial Officer and Treasurer
Christopher E. Nolin	55	Senior Vice President, General Counsel and Secretary
Robert L. Cosinuke	46	Senior Vice President, Chief Marketing Officer
Robert M. Hueber	53	Senior Vice President of Sales
Nancy G. Brown	47	Senior Vice President of Business Development and Government Affairs
Leslie Locke	36	Senior Vice President of People and Process

Jonathan Bush is our Chief Executive Officer, President and Chairman. Mr. Bush co-founded athenahealth in 1997. Prior to joining athenahealth, Mr. Bush served as an EMT for the City of New Orleans, was trained as a medic in the U.S. Army, and worked as a management consultant with Booz Allen & Hamilton. Mr. Bush obtained a Bachelor of Arts in the College of Social Studies from Wesleyan University and an M.B.A. from Harvard Business School.

James M. MacDonald is our Executive Vice President and Chief Operating Officer. Mr. MacDonald joined athenahealth in September of 2006. From 2000 to 2006, Mr. MacDonald was employed by Fidelity Investments, most recently as President of Fidelity Human Resources Services Company; he also served as Chief Information Officer of Fidelity Employer Services Company and as Chief Information Officer of Fidelity Management & Research Company. Prior to his work at Fidelity, Mr. MacDonald was a partner at Computer Sciences Corporation and served as Chief Information Officer for State Street Corporation. Mr. MacDonald obtained a Bachelor of Science in Business Management from the University of Massachusetts Boston (formerly Boston State College).

Carl B. Byers is our Senior Vice President, Chief Financial Officer and Treasurer. Mr. Byers joined athenahealth at its founding in 1997. Prior to joining athenahealth, Mr. Byers served as a management consultant with Booz Allen & Hamilton. Mr. Byers obtained a Bachelor of Arts in the College of Social Studies from Wesleyan University and was a Business Fellow at the University of Chicago’s Graduate School of Business.

Christopher E. Nolin is our Senior Vice President, General Counsel and Secretary. Mr. Nolin joined athenahealth in 2001. From 1999 to 2001, Mr. Nolin was a partner at Holland & Knight LLP. Prior to that, Mr. Nolin was a partner at Warner & Stackpole LLP, which he joined in 1979. Mr. Nolin obtained a Bachelor of Arts and a Juris Doctor from Boston University. He is admitted to practice in Massachusetts and is a member of the American Health Lawyers Association and the American Bar Association.

Robert L. Cosinuke is our Senior Vice President and Chief Marketing Officer. Mr. Cosinuke joined athenahealth in December of 2007. Mr. Cosinuke was a co-founder of Digitas, LLC in 1991. Digitas is a leading interactive and database marketing advertising agency and was acquired by Publicis Group SA in February of 2007. From 1991 to 2006, Mr. Cosinuke was employed by Digitas, most recently as President of Digitas, Boston. He also served as President of Global Capabilities, Digitas. Mr. Cosinuke has a Bachelor of Arts degree from Haverford College, and an M.B.A. from Harvard Business School.

Robert M. Hueber is our Senior Vice President of Sales. Mr. Hueber joined athenahealth in 2002. From 1984 to 2002, Mr. Hueber served IDX Systems Corporation as Vice President and National Director of Sales and most recently as Vice President of Sales for the Enterprise Solutions Division. Prior to joining IDX, Mr. Hueber served as Senior Marketing Representative at Raytheon Data Systems and as a Sales Executive for Exxon Enterprises. Mr. Hueber obtained a Bachelor of Science in Marketing from Northeastern University.

Nancy G. Brown is our Senior Vice President of Business Development and Government Affairs. Ms. Brown joined athenahealth in 2004. From 1999 to 2004, Ms. Brown served McKesson Corporation as Senior Vice President. Before McKesson, Ms. Brown was co-founder of Abaton.com, which was acquired by McKesson Corp. Prior to that, Ms. Brown worked for Harvard Community Health Plan in various senior management roles over a five year period. Ms. Brown obtained a Bachelor of Science from the University of New Hampshire and an M.B.A. from Northeastern University.

Leslie Locke is our Senior Vice President of People and Process. Ms. Locke has served in several capacities since joining athenahealth in 1998, including operational and product roles. Prior to joining athenahealth, Ms. Locke held various roles in integrated delivery systems operations at Lovelace Health Systems, a provider of health care services. Ms. Locke obtained a Bachelors of Arts from Colorado College and a Masters in Heath Administration from Washington University.

Item 1A.	Risk Factors.

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

RISKS RELATED TO OUR BUSINESS

We have incurred significant operating losses in the past and may not be profitable in the future.

We have incurred significant operating losses since our inception. For the year ended December 31, 2007, we had a net loss of $3.5 million and an income from operations of $4.5 million and for the year ended December 31, 2006 we had a net loss of $9.2 million and a loss from operations of $5.9 million. We have an accumulated deficit of $68.7 million as of December 31, 2007. It is not certain that we will become profitable, or that, if we become profitable, our profitability will increase. In addition, we expect our costs and operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased costs and operating expenses, we may not be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our costs and operating expenses exceed our expectations, our financial performance will be adversely affected.

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

Revenue cycle software for physician practices has historically been dominated by large, well-financed and technologically-sophisticated entities that have focused on software solutions some of these entities are now offering “on-demand” services or “software-as-a-service” model under which software is centrally administered and administrative services may be provided on a vendor basis. The size and financial strength of these entities is increasing as a result of continued consolidation in both the information technology and healthcare industries. We expect large integrated technology companies to become more active in our markets, both through acquisition and internal investment. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we currently possess.

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

The sales cycle for our services can be variable, typically ranging from three to five months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. In some cases, especially those involving larger clients, the sales cycle and the implementation cycle may exceed the typical ranges by substantial margins. During the implementation cycle, we expend substantial time, effort and financial resources implementing our service, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over the life of the contract. This could harm our future operating results.

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

Under most of our client contracts, we base our charges on a percentage of the revenue that the client realizes while using our services. Many factors may lead to decrease in client revenue, including:

•	interruption of client access to our system for any reason;

•	our failure to provide services in a timely or high-quality manner;

•	failure of our clients to adopt or maintain effective business practices;

•	actions by third-party payers of medical claims to reduce reimbursement;

•	government regulations and government or other payer actions reducing or delaying reimbursement; and

•	reduction of client revenue resulting from increased competition or other changes in the marketplace for physician services.

If the clients’ revenue decreases for any reason, our revenue will likely decrease.

If participants in our channel marketing and sales lead programs do not maintain appropriate relationships with potential clients, our sales accomplished with their help or data may be unwound and our payments to them may be deemed improper.

We maintain a series of relationships with third parties that we term channel relationships. These relationships take different forms under different contractual language. Some relationships help us identify sales leads. Other relationships permit third parties to act as value-added resellers or as independent sales representatives for our services. In some cases, for example in the case of some membership organizations, these relationships involve endorsement of our services as well as other marketing activities. In each of these cases, we require contractually that the third party disclose information to and/or limit their relationships with potential purchasers of our services for regulatory compliance reasons. If these third parties do not comply with these regulatory requirements or if our requirements are deemed insufficient, sales accomplished with the data or help that they have provided as well as the channel relationship themselves may not be enforceable, may be unwound and may be deemed to violate relevant laws or regulations. Third parties that, despite our requirements, exercise undue influence over decisions by prospective clients, occupy positions with obligations of fidelity or fiduciary obligations to prospective clients, or who offer bribes or kickbacks to prospective clients or their employees, may be committing wrongful or illegal acts that could render any resulting contract between us and the client unenforceable or in violation of relevant laws or regulations. Any misconduct by these third parties with respect to prospective clients, any failure to follow contractual requirements or any insufficiency of those contractual requirements may result in allegations that we have encouraged or participated in wrongful or illegal behavior and that payments to such third parties under our channel contracts are improper. This misconduct could subject us to civil or criminal claims and liabilities, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could adversely effect our revenue and operating margin. Even an unsuccessful challenge of our activities could result in adverse publicity, require costly response from us, impair our ability to attract and maintain clients and lead analysts or potential investors to reduce their expectations of our performance, resulting in reduction to our market price.

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

We have entered into a service agreement with Vision Healthsource, a subsidiary of Perot Systems Corporation, to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. Among other things, this provider processes critical claims data and patient statements. If these services fail or are of poor quality, our business, reputation and operating results could be harmed. Failure of the service provider to perform satisfactorily could result in client dissatisfaction, disrupt our operations and adversely affect operating results. With respect to this service provider, we have significantly less control over the systems and processes than if we maintained and operated them ourselves, which increases our risk. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients and reduction of our revenue or operating margin.

Various risks could interrupt international operations, exposing us to significant costs.

We have contracted with companies operating in Canada, India and the Philippines for various services, including data entry, outgoing calls to payers, data classification and software development. In addition, in August 2005, we established a subsidiary in Chennai, India to conduct research and development activities. International operations expose us to potential operational disruptions as a result of currency valuations, political turmoil and labor issues. Any such disruptions may have a negative effect on our profits, on client satisfaction and on our ability to attract or maintain clients.

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

We may lose sales or incur significant expenses should states be successful in imposing state sales and use taxes. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. For example, in April 2006 we entered into a settlement agreement with the Ohio Department of Taxation after it determined that we owed sales and use taxes for sales made in the State of Ohio between July 2005 and January 2006. In connection with this settlement we paid the State of Ohio $0.2 million in taxes, interest and penalties. Additionally, in November 2004, we began paying sales and use taxes in the State of Texas. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.

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

We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. For example, in October 2007, we received an audit notification from the Commonwealth of Massachusetts Department of Revenue requesting materials relating to the amount of use tax the Company paid on account of purchases by the Company for the audit periods between January 1, 2004 and December 31, 2006. The audit is ongoing as of the date of this Annual Report on Form 10-K. During the fourth quarter of 2007, we accrued a liability of approximately $50,000 in connection with this ongoing audit. Although we do not think the impact of this particular audit will be material to us, there can be no assurance that this will be the case. The assessment of taxes, interest and penalties as a result of audits, litigation or otherwise, could be materially adverse to our current and future results of operations and financial condition.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. For example, in 2005, Billingnetwork Patent, Inc. sued us in Florida federal court alleging infringement of its patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System.” We have moved to dismiss that case and oral argument on that motion was heard by the court in March 2006. We are awaiting further action from the court at this time. Our technologies may not be able to withstand any third-party claims of rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

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

We have loan agreements that provide for up to $16.0 million of total borrowings, of which $1.4 million was outstanding at December 31, 2007. Borrowings are secured by substantially all of our assets including our intellectual property. Our loan agreements restrict our ability to:

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

RISKS RELATED TO OUR SERVICE OFFERINGS

Our proprietary software or our services may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.

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

Moreover, information services as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. We cannot assure you that material performance problems or defects in our services will not arise in the future. Errors may result from receipt, entry or interpretation of patient information or from interface of our services with legacy systems and data which we did not develop and the function of which is outside of our control. Despite testing, defects or errors may arise in our existing or new software or service processes. Because changes in payer requirements and practices are frequent and sometimes difficult to determine except through trial and error, we are continuously discovering defects and errors in our software and service processes compared against these requirements and practices. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to clients or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our software and service processes might discourage existing or potential clients from purchasing services from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

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

Our service involves the storage and transmission of clients’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design or otherwise, someone may be able to obtain unauthorized access to client or patient data. As a result, our reputation could be damaged, our business may suffer and we could face damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation and remediation efforts to prevent future occurrences. We rely upon our clients as users of our system for key activities to promote security of the system and the data within it, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our clients have failed to perform these activities. Failure of clients to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients. In addition, our clients may authorize or enable third parties to access their client data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.

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

As of the date of this Annual Report on Form 10-K, we serve our clients from a third-party data-hosting facility located in Bedford, Massachusetts, operated by Sentinel Properties-Bedford, LLC. As part of our current disaster recovery arrangements, a subset of our production environment and client data with respect to scheduling is currently replicated in a separate standby facility located in Chicago, Illinois. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at both facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

•	Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. For example, the federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a state or federal regulatory agency that any of our activities or those of our clients or, vendors or channel partners violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund a portion of our service fees, could disqualify us from providing services to clients doing business with government programs and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require costly response from us.

•	Anti-Referral Laws. There are federal and state laws that forbid payment for patient referrals, patient brokering, remuneration of patients or billing based on referrals between individuals and/or entities that have various financial, ownership or other business relationships. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal law, termed the Stark Law, is very complex in its application. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require costly response from us.

•	Corporate Practice of Medicine Laws and Fee-Splitting Laws. In many states, there are state laws that forbid physicians from practicing medicine in partnership with non-physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations forbidding splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges. We have varied our charge structure in some states to comply with these laws, which may make our services less desirable to potential clients. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require costly response from us.

•	Anti-Assignment Laws. There are federal and state laws that forbid or limit assignment of claims for reimbursement from government-funded programs. In some cases, these laws have been interpreted in regulations or policy statements to limit the manner in which business service companies may handle checks or other payments for such claims and to limit or prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require costly response from us.

•	Prescribing Laws. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing of medication, is governed by state and federal law, including fraud and abuse laws, drug control regulations and state department of health regulations. States have differing prescription format requirements. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. For example, while federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. Regulatory authorities such as the U.S. Department of Health and Human Services’ Centers for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EMR technologies. Determination that we or our clients have violated prescribing laws may expose us to liability, loss of reputation and loss of business. These laws and requirements may also increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•	Electronic Medical Records Laws. A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides EMR functionality, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service complies with the Certification Commission for Healthcare Information Technology, or CCHIT, for ambulatory electronic health record criteria for 2006.

•	Claims Transmission Laws. Our services include the manual and electronic transmission of our client’s claims for reimbursement from payers. Federal and various state laws provide for civil and criminal penalties for any person who submits, or causes to be submitted, a claim to any payer, including,

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

We rely on our clients, and we contractually obligate them, to provide us with accurate and appropriate data and directives for our actions. We rely upon our clients as users of our system for key activities to produce proper claims for reimbursement. Failure of clients to provide these data and directives or to perform these activities may result in claims against us that our reliance was misplaced or unreasonable or that we have facilitated or otherwise participated in submission of false claims.

Our services present the potential for embezzlement, identity theft or other similar illegal behavior by our employees or subcontractors with respect to third parties.

Among other things, our services involve handling mail from payers and from patients for many of our clients, and this mail frequently includes original checks and/or credit card information, and occasionally, it includes currency. Even in those cases in which we do not handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or subcontractors takes, converts or misuses such funds, documents or data, we could be liable for damages, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents or data and therefore be subject to civil or criminal liability.

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

We maintain a series of relationships with third parties that we term channel relationships. These relationships take different forms under different contractual language. Some relationships help us identify sales leads. Other relationships permit third parties to act as value-added resellers or as independent sales representatives for our services. In some cases, for example in the case of some membership organizations, these relationships involve endorsement of our services as well as other marketing activities. In each of these cases, we require contractually that the third party disclose information to and/or limit their relationships with potential purchasers of our services for regulatory compliance reasons. If these third parties do not comply with these regulatory requirements or if our requirements are deemed insufficient, sales accomplished with the data or help that they have provided as well as the channel relationship themselves may not be enforceable, may be unwound and may be deemed to violate relevant laws or regulations. Third parties that, despite our requirements, exercise undue influence over decisions by prospective clients, occupy positions with obligations of fidelity or fiduciary obligations to prospective clients, or who offer bribes or kickbacks to prospective clients or their employees, may be committing wrongful or illegal acts that could render any resulting contract between us and the client unenforceable or in violation of relevant laws or regulations. Any misconduct by these third parties with respect to prospective clients, any failure to follow contractual requirements or any insufficiency of those contractual requirements may result in allegations that we have encouraged or participated in wrongful or illegal behavior and that payments to such third parties under our channel contracts are improper. This misconduct could subject us to civil or criminal claims and liabilities, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could adversely effect our revenue and operating margin. Even an unsuccessful challenge of our activities could result in adverse publicity, require costly response from us, impair our ability to attract and maintain clients and lead analysts or potential investors to reduce their expectations of our performance, resulting in reduction to our market price.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

An active, liquid and orderly market for our common stock may not develop.

Prior to our initial public in September 2007 offering there was no market for shares of our common stock. An active trading market for our common stock may never develop or be sustained, which could depress the market price of our common stock and could affect your ability to sell your shares. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of December 31, 2007 we had approximately 32,324,824 shares of common stock outstanding. The 7,229,842 shares sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our affiliates. Taking into consideration the effect of the 180-day lock-up agreements that have been entered into by certain of our stockholders, we estimate that the remaining 25,094,982 shares of our common stock that were outstanding upon the closing of our initial public offering are available for sale pursuant to Rule 144 and Rule 701, as follows: 325,462 shares are shares saleable under Rules 144 and 701 that are not subject to a lock-up and 24,769,520 shares may be sold upon expiration of the lock-up agreements (subject in some cases to volume limitations). Moreover, the holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders:

We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan and 2007 Employee Stock Purchase Plan. As of December 31, 2007, we had outstanding options to purchase 2,888,058 shares of common stock that, if exercised, will result in 2,460,060 additional shares becoming available for sale upon expiration of the initial public offering lock-up agreements. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2007, our directors, executive officers and their affiliated entities beneficially owned more than 46% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and by-laws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Actual or potential sales of our stock by our employees, including members of our senior management team, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934 and our policies regarding stock transactions, a number of our employees, including members of our senior management team, adopted pre-arranged stock trading plans to sell a portion of our common stock. Generally, stock sales under such plans by members of our senior management team and directors require public filings. Actual or potential sales of our stock by such persons could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing, particularly given the relatively low trading volumes of our stock. Also, actual or potential sales by such persons could be viewed negatively by other investors.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

We do not own any real property as of December 31, 2007. We lease our existing facilities as of December 31, 2007. The company’s primary location is 311 Arsenal Street in Watertown, Massachusetts, where we lease 133,616 square feet, which is under lease until July 1, 2015. We also lease 11,146 square feet in Chennai, India through our direct subsidiary, Athena Net India Pvt. Ltd., which is leased through November 5, 2014. Our servers are housed at our headquarters and also in data centers in Bedford, Massachusetts, in Waltham, Massachusetts, and in Chicago, Illinois.

On February 15, 2008, we purchased a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total purchase price of $6.1 million from a wholly-owned subsidiary of Bank of America Corporation. We intend to utilize this facility as a second operational service site, and to lease a small portion of the space to commercial tenants.

Item 3.	Legal Proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Market under the trading symbol “ATHN” since our initial public offering on September 20, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by the NASDAQ Global Market, for each of the periods listed.

Fiscal Year 2007 Quarters Ended:	High	Low

Third Quarter (commencing September 20, 2007)	$35.50	$33.91
Fourth Quarter	46.99	32.10

Holders of Record

The last reported sale price of our common stock on the NASDAQ Global Market on March 3, 2008 was $32.72 per share. As of March 3, 2008, we had 350 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any dividends on our capital stock and our loan agreements restrict our ability to pay dividends. We currently intend to retain any future earnings and do not intend to declare or pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we issued the following securities that were not registered under the U.S. Securities Act:

Issuances of Warrants in Financings.

In June 2007, we issued a warrant to purchase 5,000 shares of Series E Convertible Preferred Stock at an exercise price of $9.30 per share to ORIX Venture Finance LLC. We issued each of these warrants to financial institutions in consideration of these institutions entering into debt financing arrangements with us. No cash or additional consideration was received by us in consideration of our issuance of these securities.

In 2007, five warrant holders exercised their warrants for an aggregate of 569,851 shares of common stock at a weighted average exercise price of $3.30. Some of these exercises were cashless exercises such that, of these exercised warrants, 566,559 shares of common stock were issued to the warrant holders.

No underwriters were used in the foregoing transactions. All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. In the case of each warrant issuance, these warrants were only offered to the individual warrant holder. As a result, none of these transactions involved a public offering. All of the purchasers in these transactions represented to us in connection with their purchase that they were accredited investors or not U.S. persons, as applicable, and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

In connection with our initial public offering, all outstanding shares of our convertible preferred stock were converted into 21,531,457 shares of common stock.

During the period from January 1, 2007 through the close of our initial public offering on September 25, 2007, we granted options to purchase an aggregate of 610,350 shares of common stock pursuant to our stock option plans at a weighted average exercise price of $8.69. In addition, from January 1, 2007 through September 25, 2007, we also issued 422,115 shares of common stock in connection with the exercise of outstanding options under our stock option plans by optionees, at a weighted exercise price of $1.60 per share. These option exercises resulted in aggregate proceeds to us of approximately $674,670. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2007. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,888,556	$4.00	1,505,622
Equity compensation plans not approved by security holders	—	—	—

Total	2,888,556	$4.00	1,505,622

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Set forth below is a graph comparing the cumulative total stockholder return on athenahealth’s common stock with the NASDAQ US Composite Index and the NASDAQ Computer & Data Processing Index for the period covering athenahealth’s initial public offering on September 20, 2007 through the end of athenahealth’s fiscal year ended December 31, 2007. The graph assumes an investment of $100.00 made at the closing of trading on September 20, 2007, in (i) athenahealth’s common stock, (ii) the stocks comprising the NASDAQ US Composite Index, and (iii) stocks comprising the NASDAQ Computer & Data Processing Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (No. 333-143998) in connection with our initial public offering was declared effective by the SEC on September 20, 2007. The offering commenced as of September 25, 2007 and did not terminate before all securities were sold. The offering was co-managed by Goldman, Sachs & Co, Merrill Lynch & Co, Piper Jaffray, and Jefferies & Company. A total of 7,229,842 shares of common stock was registered and sold in the initial public offering, including 943,023 shares of common stock sold upon exercise of the underwriters’ over-allotment option, at a price to the public of $18.00 per share. The offering closed on September 25, 2007, and, as a result, we received net proceeds of approximately $81.3 million (after underwriters’ discounts and commissions of approximately $6.3 million and additional offering-related costs of approximately $2.4 million), and the selling stockholders received net proceeds of approximately $37.3 million (after underwriters’ discounts and commissions of approximately $2.8 million). We did not receive any of the proceeds by selling stockholders. Goldman, Sachs & Co., Merrill Lynch & Co., Piper Jaffray & Co., Jefferies & Company were the managing underwriters of the initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On October 1, 2007 we used a portion of the proceeds from our initial public offering to repay approximately $5.2 million of the principal outstanding on the equipment line. In connection to this early payment of debt, we paid approximately $0.2 million in an early payment penalty and accrued interest which was recorded in the month of October 2007. On December 31, 2007, we repaid the balance of our $17.0 million subordinated term debt. We recorded additional charges to interest expense of $0.7 million to fully amortize the debt discount, write off outstanding deferred financing fees, to recognize accrued interest expense and to recognize a penalty for early extinguishment of the debt. As of December 31, 2007, we had total outstanding debt of approximately $1.4 million.

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

At December 31, 2007, we had approximately $71.9 million invested in cash and cash equivalents.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2007, there were no purchases made by us or on our behalf, or by any “affiliated purchasers” of shares of our common stock.

Item 6.	Selected Financial Data.

The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)

Revenue:
Business services	$94,182	$70,652	$48,958	$35,033	$21,953
Implementation and other	6,591	5,161	4,582	3,905	2,713

Total revenue	100,773	75,813	53,540	38,938	24,666

Operating expenses(1):
Direct operating	46,135	36,530	27,545	20,512	15,396
Selling and marketing	17,212	15,645	11,680	7,650	4,994
Research and development	7,476	6,903	2,925	1,485	1,051
General and administrative	19,922	16,347	15,545	8,520	5,222
Depreciation and amortization	5,541	6,238	5,483	3,159	2,894

Total expenses	96,286	81,663	63,178	41,326	29,557

Operating income (loss)	4,487	(5,850)	(9,638)	(2,388)	(4,891)
Other income (expense):
Interest income	1,415	372	106	140	65
Interest expense	(3,682)	(2,671)	(1,861)	(1,362)	(540)
Other expense	(5,689)	(702)	—	—	—

Total other expense	(7,956)	(3,001)	(1,755)	(1,222)	(475)

Loss before income taxes and cumulative effect of change in accounting principle	(3,469)	(8,851)	(11,393)	(3,610)	(5,366)
Income tax provision	(34)	—	—	—	—

Loss before cumulative effect of change in accounting principle	(3,503)	(8,851)	(11,393)	(3,610)	(5,366)

Cumulative effect of change in accounting principle	—	(373)	—	—	—
Net loss	$(3,503)	$(9,224)	$(11,393)	$(3,610)	$(5,366)
Net loss per share — basic and diluted Before cumulative effect of change in accounting principle	$(0.28)	$(1.88)	$(2.51)	$(0.87)	$(1.54)
Cumulative effect of change in accounting principle	—	(0.08)	—	—	—

Net loss per share — basic and diluted	$(0.28)	$(1.96)	$(2.51)	$(0.87)	$(1.54)

Weighted average shares used in net loss per share — basic and diluted	12,568	4,708	4,532	4,151	3,483

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

(1) Amounts include stock-based compensation expense as follows:
Direct operating	$181	$64	$—	$—	$—
Selling and marketing	97	43	—	—	—
Research and development	260	53	—	—	—
General and administrative	773	196	—	—	—

Total	$1,311	$356	$—	$—	$—

	As of December 31,
	2007	2006	2005	2004	2003
			(In thousands)

Balance Sheet Data:
Cash, cash equivalants and short-term investments	$71,891	$9,736	$9,309	$8,763	$8,432
Current assets	88,689	21,355	17,722	14,981	12,791
Total assets	103,636	39,973	38,345	26,022	18,830
Current liabilities	16,959	23,646	16,947	14,196	8,474
Total non-current liabilities	11,158	30,504	25,640	5,335	7,442
Total liabilities	28,117	54,150	42,587	19,531	15,916
Convertible preferred stock	—	50,094	50,094	50,094	43,678
Total indebtedness including current portion	1,398	27,293	20,137	11,467	9,852
Total stockholders’ (deficit) equity	75,519	(64,271)	(54,336)	(43,603)	(40,764)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, the accompanying notes to these financial statements and the other financial information that appear elsewhere in this Form 10-K. In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. This discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of Annual Report on Form 10-K.

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

In 2007, we generated revenue of $100.8 million from the sale of our services compared to $75.8 million in 2006. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation and infrastructure. Despite increased spending in these areas, higher revenue and lower direct operating expense as a percentage of revenue have led to smaller net losses.

Our revenues are predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts and the collections of these physicians. To provide these services we incur expense in several categories, including direct operating, selling and marketing, research and development, general and administrative and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities and our infrastructure. As our revenues have grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience an increase in operating margin. Due to growth in the value of our equity, we have incurred substantial expenses related to warrants that ceased to accrue further upon the completion of our initial public offering. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.

Sources of Revenue

We derive our revenue from two sources: from business services associated with our revenue cycle and clinical cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 94%, 93% and 91% of our total revenues for the year ended December 31, 2007, 2006 and 2005, respectively. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the size, complexity and other characteristics of the practice, plus a per statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by: the number of physician practices we serve; the number of physicians working in those physician practices; the volume of activity and related collections of those physicians; and our contracted rates. There is moderate seasonality in the activity level of physician offices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30-50 days later. None of our clients accounted for more than 5% of our total revenues for the year ended December 31, 2007 or December 31, 2006. For the twelve months ended December 31, 2005, our largest client accounted for approximately 7% of revenues and no other client exceeded 5% of our total revenues.

Operating Expense

Direct Operating Expense.  Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct costs and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenues as we further increase the percentage of transactions that are resolved on the first attempt. In addition, over the longer term, we expect to increase our overall level of automation and to reduce our direct operating expense as a percentage of revenues as we become a larger operation, with higher volumes of work in particular functions, geographies and medical specialties. In 2007, we include in direct operating expense the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification and other services. We also expect these costs to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will be driven by increased levels of automation and by economies of scale. Direct operating expense does not include allocated amounts for rent, depreciation and amortization.

Selling and Marketing Expense.  Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging and on-line initiatives) and personnel related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We plan to continue to invest in sales and marketing by hiring additional direct sales personnel to add new clients and increase sales to our existing clients. We also plan to expand our marketing activities such as attending trade shows, expanding user groups and creating new printed materials. As a result, we expect that in the future, sales and marketing expense will increase in absolute terms but decline over time as a percentage of revenue.

Research and Development Expense.  Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of revenue as new services and more mature products require incrementally less new research and development investment. For our revenue cycle related application development, we expense nearly all of the development costs because we believe the development is substantially complete. For our clinical cycle related application development, we capitalized nearly all of our research and development costs during the years ended December 31, 2007 and 2006, which capitalized costs represented approximately 15% of our total research and development expenditures in 2007 and approximately 16% in 2006. These capitalized expenditures will begin to amortize during the first quarter of 2008 when we began to implement our services to clients who are not part of our beta-testing program.

General and Administrative Expense.  General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities) and insurance, as well as software license fees and outside professional fees for accountants, lawyers and consultants and temporary employees. We expect that general and administrative expense will increase in absolute terms for the foreseeable future as we invest in infrastructure to support our growth and incur additional expense related to being a publicly traded company. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of overall revenues.

Depreciation and Amortization Expense.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development costs, which we amortize over a two-year period from the time of release of related software code. Because our core revenue cycle application is relatively mature, we expense those costs as incurred, and as a result in 2007 approximately 85% of our software development expenditures were expensed rather than capitalized. In the year ended December 31, 2006, approximately 84% were expensed rather than capitalized. As we grow we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. At the same time, because we are spreading fixed costs over a larger client base, we expect related depreciation and amortization expense to decline as a percentage of revenues over time.

Other Income (Expense).  Interest expense consists primarily of interest costs related to our working capital line of credit, our equipment-related term loans and our subordinated term loan, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents and short-term investments. The unrealized loss on warrant liability represents the change in the fair value of our warrants to purchase shares of our preferred stock at the end of each reporting period. This ongoing loss ceased upon the completion of our initial public offering at which time the associated liability converted to additional paid-in-capital.

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

Our clients typically purchase one-year contracts that renew automatically upon completion. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to athenaNet, minimum fees, flat fees or per claim fees where applicable. Invoices are generated within the first two weeks of the month and delivered to clients primarily by email. For most of our clients, fees are then deducted from a pre-defined bank account one week after invoice receipt via an auto-debit transaction. Amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deposits received for future services (such as implementation fees) are recorded as deferred revenue and amortized over the term of the service agreement when ongoing services commence.

Capitalized Software Costs

We account for software development costs under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, costs related to the preliminary project stage of subsequent versions of athenaNet and/or other technology are expensed as incurred. Costs incurred in the application development stage are capitalized. Such costs are amortized over the software’s estimated economic life of two years. In 2007 approximately 85% of our software development expenditures were expensed rather than capitalized based upon the stage of development of the software. In the year ended December 31, 2006, approximately 84% of our software development expenditures were expensed rather than capitalized.

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

We have recorded stock-based compensation under SFAS 123(R) using the prospective transition method and accordingly, will continue to account for awards granted prior to the adoption date of SFAS 123(R) following the provisions of APB Opinion No. 25. Prior periods have not been restated. For awards granted after January 1, 2006, we have elected to recognize compensation expense for awards with service conditions on a straight line basis over the requisite service period. Prior to the adoption of SFAS 123(R), we used the straight-line method of recognition for all awards. For the twelve months ended December 31, 2007 and 2006 we recorded $1.3 million and $0.4 million in stock-based compensation expense, respectively. As of December 31, 2007 the future expense of non-vested options of approximately $4.4 million is to be recognized through 2011. There was no impact on the presentation in the consolidated statements of cash flows as no excess tax benefits have been realized in 2007.

The fair value of our options issued during the year ended December 31, 2007 and 2006 was determined using the Black-Scholes model with the following range of assumptions:

	Year Ended December 31,
	2007	2006

Risk-free interest rate	4.6%	4.9%
Expected dividend yield	0.0%	0.0%
Expected option term (years)	6.25	6.25
Expected stock volatility	71.0%	71.0%

Since we completed our initial public offering in September 2007, we have not had sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, we analyzed the volatilities and expected terms of a group of peer companies to support the assumptions used in its calculations for the year ended December 31, 2007 and 2006. We averaged the volatilities and expected terms of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. These companies include: HLTH Corporation (formerly known as Emdeon Corp.), Quality Systems, Inc., Per Se Technologies, Inc. (acquired by McKesson Corp.) and Allscripts HealthCare Solutions, Inc. The expected volatility for options granted during 2007 and 2006 was 71%. The expected life of options granted during the years ended December 31, 2007 and 2006 was determined to be 6.25 years using the “simplified” method as prescribed by SAB No. 107, Share-Based Payment. For 2007 and 2006, the weighted-average risk free interest rate used was 4.6% and 4.9%, respectively. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Our estimated forfeiture rate of 17% in 2007 and 2006 used in determining the expense recorded in our consolidated statement of operations is based on our actual forfeiture rate since 1997.

We believe there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS 123(R). There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods than those currently applied under SFAS 123(R), the compensation expense that we record in future under SFAS 123(R) may differ significantly from what we have historically reported.

For example, if the volatility percentage used in calculating our SFAS 123(R) stock compensation expense had fluctuated by 10%, the total stock compensation expense to be recognized over the stock options’ four year vesting period would have increased or decreased by approximately $0.4 million. If the volatility percentage had fluctuated by the 10%, the effect on our stock compensation expense for the years ended December 31, 2007 and 2006 would be an increase or decrease of approximately $140,000, and $20,000, respectively. If the forfeiture rate used in calculating our SFAS 123(R) stock compensation expense had fluctuated by 10%, the total stock compensation expense to be recognized over the stock options’ four year vesting period would have decreased or increased by approximately $240,000. If the forfeiture rate had fluctuated by the 10%, the effect on our stock compensation expense for the years ended December 31, 2007 and 2006 would be a decrease or increase of approximately $60,000 and $9,000, respectively. There would be no fluctuation in the expected life used in calculating our SFAS 123(R) stock compensation expense as the expected life was determined to be 6.25 years for all period using the “simplified” method as prescribed by SAB No. 107, Share-Based Payment. There would be no fluctuation in the risk free interest rate used in calculating our SFAS 123(R) stock compensation expense as the risk free interest rate used in the calculation is dependant upon the expected life used in the calculation which remains stagnant as discussed above. There would also be no fluctuation in the dividend rate used in calculating our SFAS 123(R) stock compensation expense as we have never paid a dividend and currently have no plans to pay a dividend in the future.

Income Taxes

We are subject to federal and various state income taxes in the United States, and we use estimates in determining our provision and related deferred tax assets. At December 31, 2007, our deferred tax assets consisted primarily of federal and state net operating loss carry forwards, research and development credit carry forwards, and temporary differences between the book and tax bases of certain assets and liabilities.

We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2007, we had a full valuation allowance against our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Year Ended December 31,
	2007	2006	2005
	(In thousands,
	except per share data)

Revenue:
Business services	93.5%	93.2%	91.4%
Implementation and other	6.5	6.8	8.6

Total revenue	100.0	100.0	100.0

Expenses:
Direct operating	45.8	48.2	51.4
Selling and marketing	17.1	20.6	21.8
Research and development	7.4	9.1	5.5
General and administrative	19.8	21.6	29.0
Depreciation and amortization	5.5	8.2	10.3

Total expenses	95.6	107.7	118.0

Operating income (loss)	4.4	(7.7)	(18.0)
Other income (expenses):
Interest income	1.4	0.5	0.2
Interest expense	(3.7)	(3.6)	(3.5)
Other expense	(5.6)	(0.9)	—

Total other Provision	(7.9)	(4.0)	(3.3)

Loss before income taxes and cumulative effect of change in accounting principle	(3.5)	(11.7)	(21.3)
Income tax expense	—	—	—

Loss before cumulative effect of change in accounting principle	(3.5)	(11.7)	(21.3)
Cumulative effect of change in accounting principle	—	(0.5)	—

Net loss	(3.5)%	(12.2)%	(21.3)%

Comparison of the Year Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006	Change
	Amount	Amount	Amount	Percent

Business services	$94,182	$70,652	$23,530	33%
Implementation and other	6,591	5,161	1,430	28

Total	$100,773	$75,813	$24,960	33%

Revenue.  Total revenue for the year ended December 31, 2007 was $100.8 million, an increase of $25.0 million, or 33%, over revenue of $75.8 million for the year ended December 31, 2006. This increase was due almost entirely to an increase in business services revenue.

Business Services Revenue.  Revenue from business services for the year ended December 31, 2007 was $94.2 million, an increase of $23.5 million, or 33%, over revenue of $70.7 million for the year ended December 31, 2006. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at December 31, 2007 was 9,423, an increase of 2,030 or 27%, from 7,393 physicians at December 31, 2006. Also contributing to this increase was the growth in related collections on behalf of these physicians. Total collections generated by these providers which was posted for the year ended December 31, 2007 was $2.7 billion an increase of $0.7 billion, or 35%, over posted collections of $2.0 billion for the year ended December 31, 2006.

Implementation and Other Revenue.  Revenue from implementations and other sources was $6.6 million for the year ended December 31, 2007, an increase of $1.4 million, or 28%, over revenue of $5.2 million for the year ended December 31, 2006. This increase was driven by new client implementations and increased professional services for our larger client base. In the year ended December 31, 2007, approximately 366 new accounts were implemented, an increase of 110 accounts, or 43%, over 256 new accounts implemented in the year ended December 31, 2006. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Year Ended December 31,
	2007	2006	Change
	Amount	Amount	Amount	Percent

Direct operating costs	$46,135	$36,530	$9,605	26%

Direct operating costs.  Direct operating costs for the year ended December 31, 2007 was $46.1 million, an increase of $9.6 million, or 26%, over costs of $36.5 million for the year ended December 31, 2006. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. Additionally, beginning in the year ended December 31, 2007 we allocated costs to direct operating expense related to our launch of athenaClinicals which was previously included with research and development. The athenaClinicals expense allocated to direct operating costs totaled approximately $2.4 million in the year ended December 31, 2007. The amount of collections processed for the year ended December 31, 2007 was $2.7 billion, which was 35% higher than the $2.0 billion of collection processed for the year ended December 31, 2006. The increase in collections increased at a higher rate than the increase in the related direct operating costs as we benefited from economies of scale.

	Year Ended December 31,
	2007	2006	Change
	Amount	Amount	Amount	Percent

Selling and marketing	$17,212	$15,645	$1,567	10%
Research and development	7,476	6,903	573	8
General and administrative	19,922	16,347	3,575	22
Depreciation and amortization	5,541	6,238	(697)	(11)

Total	$50,151	$45,133	$5,018	11%

Selling and Marketing Expense.  Selling and marketing expense for the year ended December 31, 2007 was $17.2 million, an increase of $1.6 million, or 10%, over costs of $15.6 million for the year ended December 31, 2006. This increase was primarily due to increases in sales commissions of $1.4 million and an increase in salaries and benefits of $1.0 million, offset by a decrease in marketing expenses of $0.8 million.

Research and Development Expense.  Research and development expense for the year ended December 31, 2007 was $7.5 million, an increase of $0.6 million, or 8%, over research and development expense of $6.9 million for the year ended December 31, 2006. This increase was primarily due to $0.6 million increase in salaries.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2007 was $19.9 million, an increase of $3.6 million, or 22%, over general and administrative expenses of $16.3 million for the year ended December 31, 2006. This increase was primarily due to a $2.6 million increase in salaries and benefits due to an increase in headcount, a $0.6 million increase in stock compensation expense, $0.4 million increase in insurance expense.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2007 was $5.5 million, a decrease of $0.7 million, or 11%, from depreciation and amortization of $6.2 million for the year ended December 31, 2006. This decrease was primarily due to the lower amortization amount relating to our capitalized software development costs, which is the result of previously capitalized costs becoming fully amortized during 2007.

Other income (expense).  Interest income for the year ended December 31, 2007 was $1.4 million, an increase of $1.0 million from interest income of $0.4 million for the year ended December 31, 2006. The increase was directly related to the higher cash balance during the year. Interest expense for the year ended December 31, 2007 was $3.7 million, an increase of $1.0 million, or 38%, over interest expense of $2.7 million for the year ended December 31, 2006. The increase is related to an increase in bank debt, a working capital line of credit and an equipment line of credit during 2007 and penalties for the earlier repayment of debt during 2007. The loss on warrant liability for the year ended December 31, 2007 was $5.0 million an increase of $4.3 million from $0.7 million for the year ended December 31, 2006, as a result of the change in the fair value of the warrants. This change in the fair value of the warrant is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $7.20 per share as of December 31, 2006 to $18.00 per share at the time of our IPO on September 19, 2007. These warrants converted to warrants to purchase shares of common stock upon the consummation of our IPO, at which time the existing liability was reclassified to additional paid-in-capital. Also included in other expense for the year ended December 31, 2007, was $0.1 million in loss on disposal of assets and $0.6 million of financial advisor fees paid by shareholders.

Income tax provision.  We recorded a provision for income taxes for the year ended December 31, 2007, of approximately $34,000 which represents income tax expense for the alternative minimum tax (“AMT”) method. We did not record a provision for income taxes for the year ended December 31, 2006, as we were in a loss position during the period.

Comparison of the Year Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005	Change
	Amount	Amount	Amount	Percent

Business services	$70,652	$48,958	$21,694	44%
Implementation and other	5,161	4,582	579	12

Total	$75,813	$53,540	$22,273	42%

Revenue.  Total revenue for 2006 was $75.8 million, an increase of $22.3 million, or 42%, over revenue of $53.5 million for 2005. This increase was almost entirely due to an increase in business services revenue.

Business Services Revenue.  Revenue from business services for 2006 was $70.7 million, an increase of $21.7 million, or 44%, over revenue of $49.0 million for 2005. This increase was primarily due to the growth in the number of physicians using our services. The average number of active physicians using our services in 2006 was 6,588, an increase of 1,633, or 33%, over the 4,955 physicians in 2005. Also contributing to this increase was growth in collections on behalf of these physicians. These providers generated collections posted in 2006 of $2.0 billion, which was a 45% increase over $1.4 billion of posted collections in 2005.

Implementation and Other Revenue.  Revenue from implementations and other sources in 2006 was $5.2 million, an increase of $0.6 million, or 12%, over revenue of $4.6 million for 2005. This increase was primarily due to the expansion of our client base, which required additional implementation services.

	Year Ended December 31,
	2006	2005	Change
	Amount	Amount	Amount	Percent

Direct operating expense	$36,530	$27,545	$8,985	33%

Direct operating expense.  Direct operating expense for 2006 was $36.5 million, an increase of $9.0 million, or 33%, over direct operating expense of $27.5 million for 2005. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The amount of collections processed for our clients in 2006 was $2.0 billion, which was 45% higher than in 2005.

	Year Ended December 31,
	2006	2005	Change
	Amount	Amount	Amount	Percent

Selling and marketing	$15,645	$11,680	$3,965	34%
Research and development	6,903	2,925	3,978	136
General and administrative	16,347	15,545	802	5
Depreciation and amortization	6,238	5,483	755	14

Total	$45,133	$35,633	$9,500	27%

Selling and Marketing Expense.  Selling and marketing expense for 2006 was $15.6 million, an increase of $4.0 million, or 34%, over sales and marketing expense of $11.7 million for 2005. This increase was primarily due to a $1.7 million increase in salaries and benefits, a $1.7 million increase in marketing programs and a $0.5 million increase in travel and other expenses.

Research and Development Expense.  Research and development expense for 2006 was $6.9 million, an increase of $4.0 million, or 136%, over research and development expense of $2.9 million for 2005. This increase was primarily due to a $2.8 million increase in salaries and benefits related to the development of our athenaClinicals product and other product and business development initiatives, a $0.6 million increase in consulting fees, a $0.4 million increase in expenses related to the expansion of AthenaNet India and a $0.2 million increase in travel and other expenses of our research team.

General and Administrative Expense.  General and administrative expense for 2006 was $16.3 million, an increase of $0.8 million, or 5%, over general and administrative expense of $15.5 million for 2005. This increase was primarily due to an increase in salaries and benefits.

Depreciation and Amortization.  Depreciation and amortization expense for 2006 was $6.2 million, an increase of $0.8 million, or 14%, from depreciation and amortization expense of $5.5 million for 2005. This increase was primarily due to the larger base of depreciable assets in 2006.

Other Income (Expense).  Interest expense, net, for 2006 was $2.3 million, an increase of $0.5 million, or 31%, over interest expense, net, of $1.8 million for 2005. This increase was related to an increase in bank debt, a working capital line of credit and an equipment line of credit during 2006, offset by an increase in interest income associated with an increase in cash, cash equivalents and short-term investments. The unrealized loss on warrant liability for 2006 was $0.7 million and represents the remeasurement of the fair value of warrants.

Quarterly Results of Operations

The following table presents our unaudited condensed consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2007. This information is derived from our unaudited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes to these financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Unaudited)
	(In thousands, except per share amounts)

Revenue:
Business services	$15,490	$17,332	$18,345	$19,485	$20,490	$22,778	$24,380	$26,534
Implementation and other	1,289	1,228	1,283	1,361	1,457	1,715	1,788	1,631

Total revenue	16,779	18,560	19,628	20,846	21,947	24,493	26,168	28,165

Operating expenses(1):
Direct operating	8,256	9,202	9,166	9,906	10,807	11,361	11,732	12,235
Selling and marketing	3,743	3,692	3,813	4,397	4,330	3,984	4,329	4,569
Research and development	1,110	1,399	2,137	2,257	1,819	1,780	1,852	2,025
General and administrative	4,099	3,672	4,150	4,426	4,583	4,988	4,341	6,010
Depreciation and amortization	1,440	1,512	1,636	1,650	1,564	1,484	1,277	1,216

Total expenses	18,648	19,477	20,902	22,636	23,103	23,597	23,531	26,055

Operating (loss) income	(1,869)	(917)	(1,274)	(1,790)	(1,156)	896	2,637	2,110
Other income (expenses):
Interest income	72	80	99	121	117	97	142	1,059
Interest expense	(568)	(638)	(677)	(788)	(771)	(851)	(777)	(1,283)
Other expense	(212)	(130)	(103)	(257)	(860)	(3,556)	(1,273)	—

Total other expense	(708)	(688)	(681)	(924)	(1,514)	(4,310)	(1,908)	(224)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(2,577)	(1,605)	(1,955)	(2,714)	(2,670)	(3,414)	729	1,886
Income tax provision	—	—	—	—	—	—	(217)	183

Income (loss) before cumulative effect of change in accounting principle	(2,577)	(1,605)	(1,955)	(2,714)	(2,670)	(3,414)	512	2,069
Cumulative effect of change in accounting principle	(373)	—	—	—	—	—	—	—

Net (loss) income	$(2,950)	$(1,605)	$(1,955)	$(2,714)	$(2,670)	$(3,414)	$512	$2,069

Net income (loss) per share — basic
Before cumulative effect of change in accounting principle	$(0.55)	$(0.34)	$(0.41)	$(0.58)	$(0.54)	$(0.69)	$0.06	$0.06
Cumulative effect of change in accounting principle	(0.08)	—	—	—	—	—	—	—

Net income (loss) per share — basic	$(0.63)	$(0.34)	$(0.41)	$(0.58)	$(0.54)	$(0.69)	$0.06	$0.06

Net income (loss) per share — diluted
Before cumulative effect of change in accounting principle	$(0.55)	$(0.34)	$(0.41)	$(0.58)	$(0.54)	$(0.69)	$0.05	$0.06
Cumulative effect of change in accounting principle	(0.08)	—	—	—	—	—	—	—

Net income (loss) per share — diluted	$(0.63)	$(0.34)	$(0.41)	$(0.58)	$(0.54)	$(0.69)	$0.05	$0.06

	Fiscal Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Unaudited)
	(In thousands, except per share amounts)

(1) Amounts included stock based compensation as follows:
Direct operating	$8	$19	$16	$21	$43	$50	$43	$45
Selling and marketing	3	16	12	12	35	46	3	13
Research and development	11	13	13	16	36	63	79	82
General and administrative	10	16	34	136	164	167	208	234

Total	$32	$64	$75	$185	$278	$326	$333	$374

During these periods, total revenue increased each quarter, primarily due to the expansion of our client base and growth in revenue collections made on behalf of our existing clients. Our direct operating expense and selling and marketing expense also increased each quarter, primarily due to an increase in salary and benefit expense as we expanded our operations to serve and sell to our increasing client base. Research and development expense increased in each quarter during this period, primarily due to our development of athenaClinicals and other product and business development initiatives as well as the expansion of AthenaNet India. General and administrative expense fluctuated during this period, with an overall upward trend, primarily as a result of our hiring additional personnel in connection with our anticipated growth and incurred expenses in preparation for becoming a public company.

We have experienced consistent revenue growth over the past several years, which is primarily the result of a steady increase in the number of physicians and other medical providers served by us. This sequential revenue increase is driven by the implementation of new accounts and the retention of existing accounts. Because we earn ongoing fees, a large percentage of each quarter’s revenue comes from accounts that also contributed to the revenues of the preceding quarter. The vast majority of our clients pay for services as a percentage of collections posted, therefore our revenue is highly correlated to the underlying collections of our clients. The provision of medical services by our clients takes place throughout the year, but there are seasonal factors that affect the total volume of patients seen by our clients, which in turn impacts the collections per physician and our related revenues per physician. In particular, for patient visits that are discretionary or elective, we typically see a reduction of office visits during the late summer and during the end of year holiday season, which leads to a decline in collections by our physician clients of about 30 to 50 days later. Therefore, the negative impact on client collections and related company revenues per physician is generally experienced in the first and third calendar quarters of the year. In our experience, client collections and related company revenues per physician are seasonally stronger in the second and fourth calendar quarters of each year.

Liquidity and Capital Resources

Since our inception, we have funded our growth primarily through the private sale of equity securities, totaling approximately $50.6 million as well as through long-term debt, working capital, equipment-financing loans and the completion of our initial public offering that provided net proceeds of approximately $81.3 million. As of December 31, 2007, our principal sources of liquidity were cash and cash equivalents totaling $71.9 million. Our total indebtedness was $1.4 million at December 31, 2007 and was comprised of equipment loans. On October 1, 2007 we used a portion of the proceeds from our initial public offering to repay approximately $5.2 million of the principal outstanding on the equipment line plus accrued interest of $0.1 million. In connection to this early payment of debt, we paid approximately $0.1 million in an early payment penalty which was recorded in the month of October 2007. On December 31, 2007, we repaid the balance of our $17.0 million subordinated term debt plus accrued interest of $0.1 million. We recorded additional charges to interest expense of $0.6 million to fully amortize the debt discount, write off outstanding deferred financing fees and to recognize a penalty for early extinguishment of the debt. As of December 31, 2007, we had total outstanding debt of approximately $1.4 million.

Cash provided by operating activities during the year ended December 31, 2007 was $6.8 million and consisted of a net loss of $3.5 million and $5.7 million utilized by working capital and other activities. This is offset by positive non-cash adjustments of $5.5 million related to depreciation and amortization expense, $5.0 million of warrant expense, $1.3 million in non-cash stock compensation expense, $2.6 million of non-cash rent expense, and $0.6 million in a non-cash expense relating to a financial advisor fee paid by an investor. Cash used by working capital and other activities was primarily attributable to a $2.6 million increase in accrued expense, a $3.4 million decrease in deferred rent, a $4.7 million increase in accounts receivable, $1.0 million increase in prepaid expenses and other current assets and a $0.2 million decrease in other long-term assets, offset in part by a $0.6 million increase in deferred revenue. These changes were attributable to growth in the size of our business and in the related direct operating expense.

Cash used in operating activities during the year ended December 31, 2006 was $2.1 million and consisted of a net loss of $9.2 million and $3.5 million utilized by working capital and other activities, offset by positive non-cash adjustments of $6.2 million related to depreciation and amortization expense and $2.6 million of non-cash rent expense. Cash used by working capital and other activities was primarily attributable to a $3.3 million decrease in deferred rent and a $3.1 million increase in accounts receivable, offset in part by a $1.8 million increase in accrued expense and a $0.7 million increase in deferred revenue. These changes were attributable to growth in the size of our business and in the related direct operating expense.

Net cash generated by investing activities was $3.3 million for the year ended December 31, 2007, which consisted of purchases of investments of $1.9 million, purchases of property and equipment of $2.7 million and expenditures for internal development of the athenaClinicals application of $1.1 million. This outgoing investment cash flow was offset by positive investment cash flow of $7.6 million from proceeds of the sales and maturities of investments and a decrease in restricted cash of $1.5 million. Net cash used in investing activities was $10.4 million during the year ended December 31, 2006 primarily consisting of purchases of property and equipment of $4.1 million, purchases of investments of $6.5 million, and capitalized software development costs of $1.1 million, offset in part by decrease in restricted cash of $0.4 million and proceeds of the sales and maturities of investments of $1.0 million.

Net cash provided by financing activities was $57.5 million for the year ended December 31, 2007. The majority of the cash provided in the period resulted from the sale and issuance of 5.0 million shares of common stock in our initial public offering in September 2007 that provided net proceeds of $81.3 million. This consisted of a net decrease in the line of credit $7.2 million and payments on long term debt of $24.8 million offset by $5.7 million of proceeds from long term debt and $2.5 million in proceeds from the exercise of stock options and warrants. Net cash provided by financing activities was $7.3 million during year ended December 31, 2006, consisting primarily of $4.3 million of net borrowings under a bank term loan, $2.8 million of net borrowings under a line of credit and $2.2 million of proceeds from the exercise of stock options and warrants during the period.

We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the electronic medical records (“EMR”) component of athenaNet, which is the platform for our athenaClinicals offering, we capitalize nearly all software development. In the year ended December 31, 2006, we capitalized $4.1 million in property and equipment and $1.1 million in software development. In the year ended December 31, 2007, we capitalized $2.7 million of property and equipment and $1.1 million of software development. We currently anticipate making aggregate capital expenditures of approximately $12.6 million over the next twelve months including approximately $6.1 million for the purchase of a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine. The purchase closed on February 15, 2008. We intend to utilize this facility as a second operational service site, and to lease a small portion of the space to commercial tenants.

Given our current cash and cash equivalents, accounts receivable and funds available under our existing line of credit, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least the next twelve months. We may increase our capital expenditures consistent with our anticipated growth in infrastructure and personnel, and as we expand our national presence. In addition, we may pursue acquisitions or investments in complementary businesses or technologies or experience unexpected operating losses, in which case we may need to raise additional funds sooner than expected. Accordingly, we may need to engage in private or public equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. Beyond the twelve month period, we intend to maintain sufficient liquidity through continued improvements in the size and profitability of our business and through prudent management of our cash resources and our credit arrangements.

Credit Facilities

Line of Credit

We have a revolving loan and security agreement with a bank, which has a maximum borrowing amount of $10.0 million at December 31, 2007 and matures in August 2008. Borrowings under the agreement are limited by our outstanding accounts receivable balance, and may be further limited by accounts receivable concentrations. Under this agreement, we may not borrow more than 80% of our accounts receivable that are less than 90 days old and no receivables in excess of 25% of our total accounts receivable may be included in that borrowing limit. Use of this facility is also permitted only when our adjusted quick ratio is at or greater than 0.9. This ratio is defined as cash, cash equivalents, investments and accounts receivable over current liabilities excluding deferred revenue. As of December 31, 2007, we are in compliance with each of these provisions. The agreement is collateralized by a first security interest in receivables, deposit accounts and investments of athenahealth that have not been pledged as collateral under previous outstanding loan agreements and a priority interest in intellectual property. Principal amounts outstanding under the agreement accrue interest at a per annum rate equal to the bank’s prime rate. Beginning in January 2007, principal amounts outstanding under the agreement will accrue interest at a per annum rate equal to the bank’s prime rate, which was 7.25% at December 31, 2007. We had no amounts outstanding under this agreement at December 31, 2007. The available borrowing under the agreement at December 31, 2007 was $9.4 million.

Equipment Lines of Credit

As of December 31, 2007, there was a total of $1.4 million in aggregate principal amount outstanding under a series of promissory notes and security agreements with one finance company. These amounts are secured by specific equipment, they accrue interest at a weighted average rate of 5.6% per annum and they are payable on a monthly basis through December 2010.

On October 1, 2007, approximately $5.2 million of various other equipment lines of credit were repaid early with an early repayment penalty and accrued interest of approximately $0.2 million.

Subordinated Term Debt

On December 31, 2007, we paid the balance of the $17.0 million in principal amount outstanding at that time under our subordinated term debt with a financial lender plus accrued interest of $0.1 million. We recorded additional charges to interest expense of $0.6 million to fully amortize the debt discount, write off outstanding deferred financing fees, and recognize a penalty for early extinguishment of the debt.

Contractual Obligations

We have contractual obligations under our bank debt, a working capital line of credit and an equipment line of credit. We also maintain operating leases for property and certain office equipment. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
		Less Than	1-3	4-5
	Total	1 Year	Years	Years	After 5
	(In thousands)

Long-term debt	$1,398	$463	$490	$445	$—
Contractual obligations	150	$150
Operating lease obligations	40,652	4,723	10,238	10,473	15,218

Total	$42,200	$5,336	$10,728	$10,918	$15,218

These amounts exclude interest payments of $0.1 million that are due in the next three years.

The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts corporate headquarters and our Chennai, India subsidiary location.

On February 15, 2008, we purchased a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total purchase price of $6.1 million from a wholly-owned subsidiary of Bank of America Corporation. We intend to utilize this facility as a second operational service site, and to lease a small portion of the space to commercial tenants.

Off-Balance Sheet Arrangements

As of December 31, 2007, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value are a market-based measurement and not an entity specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. SFAS 157 is effective for us on a prospective basis for the reporting period beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.

Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. We do not believe the initial adoption of FAS 157 will have a material effect on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.

SFAS 159 is effective for fiscal years beginning after January 1, 2008. That the adoption of this statement did not have a material effect on our financial condition or results of operations as election of this option for our financial instruments is as we did not designate any assets or liabilities to be carried at fair value.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations, (“SFAS 141”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The effect that the application of SFAS 141(R) may have a material impact on the Company’s financial statements if an acquisition occurs, but the impact will depend upon whether an acquisition is made and will be determined at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes to a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service provider Vision Healthsource for work performed in India, is denominated in any currency other than the U.S. dollar. In 2007 and 2006, 0.9% and 0.7%, respectively, of our expenses occurred in our direct subsidiary in Chennai, India and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

Interest Rate Sensitivity.  We had unrestricted cash and cash equivalents totaling $71.9 million at December 31, 2007. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.

We have a line of credit which bears interest based upon the prime rate. At December 31, 2007, there was no amount outstanding under this borrowing arrangement. If the prime rate fluctuated by 10% as of December 31, 2007, interest expense would have fluctuated by approximately $0.1 million.

Item 8.	Financial Statements and Supplemental Data

The financial statements required by this item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our Chief Executive Officer and Chief Financial Officer concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

We are not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm until our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. There have been no changes in our internal control over financial reporting for the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Entry into Rule 10b5-1 Trading Plans

Our policy governing transactions in its securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that a number of our employees, including members of our senior management team, have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the information to be contained in our 2007 Proxy Statement.

We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available on our website at www.athenahealth.com. Amendments to the code of ethics or any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and NASDAQ Global Market rules will be disclosed on our website or, if so required, disclosed in a Current Report on Form 8-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information to be contained in our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be contained in our 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information to be contained in our 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information contained in our 2008 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Report.

(1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i) Report of Independent Registered Public Accounting Firm

(ii) Consolidated Balance Sheets

(iii) Consolidated Statements of Operations

(iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(v) Consolidated Statements of Cash Flows

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

Exhibit
No.		Exhibit Index

3	.1(i)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(i)	Amended and Restated Bylaws of the Registrant
4	.1(i)	Specimen Certificate evidencing shares of common stock
10	.1(i)	Form of Indemnification Agreement, to be entered into between the registrant and each of its directors and officers
†10	.2(i)	1997 Stock Plan of the Registrant and form of agreements thereunder
†10	.3(i)	2000 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreements thereunder
†10	.4(i)	2007 Stock Option and Incentive Plan of the Registrant, and form of agreements thereunder

Exhibit
No.		Exhibit Index

†10	.5(i)	2007 Employee Stock Purchase Plan
#10	.6(i)	Lease between President and Fellows of Harvard College and the Registrant, dated November 8, 2004 for space at the premises located at 300 North Beacon Street, Watertown, MA 02472 and 311 Arsenal Street, Watertown, MA 02472
10	.7(i)	Agreement to Lease by and between Ramaniyam Real Estate Private Ltd. and Athena Net India Private Limited, dated August 25, 2006 for space at the premises located at Nos. 57, 59, 61 & 63, Taylors Road, Kilpauk, Chennai-600 010
#10	.8(i)	Agreement of Lease by and between Sentinel Properties — Bedford, LLC and the Registrant, dated May 8, 2007
#10	.9(i)	Master Agreement for U.S. Availability Services by and between Sungard Availability Services LP and the Registrant, dated March 31, 2007, as amended
#10	.10(i)	Amended and Restated Marketing and Sales Agreement by and between the Registrant and Worldmed Shared Services, Inc. (d/b/a PSS World Medical Shared Services, Inc.) dated May 24, 2007
#10	.11(i)	Services Agreement by and among Vision Healthsource, Inc., Vision Healthsource India Private Ltd., and the Registrant, dated December 9, 2002, as amended
#10	.12(i)	Master Service Agreement by and between Exodus Communications, Inc. and the Registrant, dated September 1999
10	.13(i)	Second Amended and Restated Investor Rights Agreement, dated April
16, 2004
10	.14(i)	Registration Rights Agreement by and between Silicon Valley Bank and ORIX Venture Partners LLC and the Registrant, as amended
†10	.15(i)	Employment Agreement by and between the Registrant and Jonathan Bush, as amended
†10	.16(i)	Employment Agreement by and between the Registrant and Todd Park, as amended
†10	.17(i)	Employment Agreement by and between the Registrant and James MacDonald, dated August 30, 2006
†10	.18(i)	Employment Agreement by and between the Registrant and Carl Byers, as amended
†10	.19(i)	Employment Agreement by and between the Registrant and Christopher Nolin, dated April 1, 2001
10	.20(i)	Loan and Security Agreement by and between Silicon Valley Bank and the Registrant, dated August 20, 2002, as amended
10	.21(i)	Loan and Security Agreement by and between ORIX Venture Finance LLC and the Registrant, dated December 28, 2005, as amended
10	.22(i)	Secured Promissory Notes issued to ORIX Venture Finance LLC on December 28, 2005, September 21, 2006 and June 8, 2007
10	.23(i)	Loan and Security Agreement by and between Bank of America, N.A. and the Registrant, dated March 31, 2006
10	.24(i)	Equipment Loan Note issued to Bank of America, N.A. on March 31, 2006
10	.25(i)	Master Security Agreement No. 6081111 by and between Oxford Finance Corporation and the Registrant, dated March 31, 2006
10	.26(i)	Promissory Notes issued to Oxford Finance Corporation on March 31, 2006, June 21, 2006, September 27, 2006, December 15, 2006 and March 19, 2007
10	.27(i)	Master Security Agreement by and between General Electric Capital Corporation and the Registrant, dated August 23, 2002
10	.28(i)	Warrant to Purchase 75,000 Shares of the Registrant’s Common Stock, issued to Pentech Financial Services, Inc. on November 1, 2002
10	.29(i)	Warrant to Purchase Shares of the Registrant’s Series A-2 Convertible Preferred Stock, issued to Silicon Valley Bank on September 9, 1999, as amended

Exhibit
No.		Exhibit Index

10	.30(i)	Warrant to Purchase 28,571 Shares of the Registrant’s Series C Convertible Preferred Stock, issued to Silicon Valley Bank on March 31, 2000
10	.31(i)	Warrant to Purchase 78,475 Shares of the Registrant’s Series D Convertible Preferred Stock, issued to Silicon Valley Bank on November 4, 2003
10	.32(i)	Warrant to Purchase 32,468 Shares of the Registrant’s Series D Convertible Preferred Stock, issued to GATX Ventures, Inc. on May 31, 2001
10	.33(i)	Warrant to Purchase 32,468 Shares of the Registrant’s Series D Convertible Preferred Stock, issued to TBCC Funding Trust II on May 31, 2001
10	.34(i)	Warrant to Purchase 156,949 Shares of the Registrant’s Series D Convertible Preferred Stock, issued to ORIX Venture Finance LLC on November 4, 2003
10	.35(i)	Warrant to Purchase 10,000 Shares of the Registrant’s Series E Convertible Preferred Stock, issued to Silicon Valley Bank on February 28, 2005
10	.36(i)	Warrant to Purchase 21,945 Shares of the Registrant’s Series E Convertible Preferred Stock, issued to ORIX Venture Finance LLC on November 8, 2006
10	.37(i)	Warrant to Purchase 5,000 Shares of the Registrant’s Series E Convertible Preferred Stock, issued to Banc of America Strategic Investments Corporation on November 8, 2006
10	.38(i)	Warrant to Purchase 5,000 Shares of the Registrant’s Series E Convertible Preferred Stock, issued to ORIX Venture Finance LLC on June 6, 2007
10	.39(i)	Master Equipment Lease Agreement by and between CIT Technologies Corporation and the Registrant, dated June 1, 2007
10	.40(ii)	Purchase Agreement dated November 28, 2007 between the Registrant and Bracebridge Corporation
21	.1(i)	Subsidiaries of the Registrant
23	.1**	Consent of Deloitte & Touche LLP
31	.1**	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31	.2**	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32	.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(i)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (File No. 333-143998)

(ii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 29, 2007.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President and Chairman

By:	/s/ Carl Byers
Carl Byers
Chief Financial Officer,
Senior Vice President and Treasurer

Date: March 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush (Jonathan Bush)	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 6, 2008

/s/ Carl B. Byers (Carl B. Byers)	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer & Principal Accounting Officer)	March 6, 2008

/s/ Todd Y. Park (Todd Y. Park)	Director	March 6, 2008

/s/ Ruben J. King-Shaw, Jr. (Ruben J. King-Shaw, Jr.)	Director	March 6, 2008

/s/ Richard N. Foster (Richard N. Foster)	Director	March 6, 2008

/s/ Brandon H. Hull (Brandon H. Hull)	Director	March 6, 2008

/s/ John A. Kane (John A. Kane)	Director	March 6, 2008

/s/ Ann H. Lamont (Ann H. Lamont)	Director	March 6, 2008

/s/ James L. Mann (James L. Mann)	Director	March 6, 2008

/s/ Bryan E. Roberts (Bryan E. Roberts)	Director	March 6, 2008

Financial Statements and Supplementary Data

athenahealth, Inc

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
athenahealth, Inc.
Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based awards upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, and changed its method of accounting for warrants issued for redeemable securities upon the adoption of Financial Accounting Standards Board (“FASB”) Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 6, 2008

athenahealth, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$71,891	$4,191
Short-term investments	—	5,545
Accounts receivable, net of allowance of $775 and $565 at December 31, 2007 and 2006, respectively	14,155	10,009
Prepaid expenses and other current assets	2,643	1,610

Total current assets	88,689	21,355
Property and equipment - net	11,298	13,481
Restricted cash	1,713	3,170
Software development costs — net	1,851	1,720
Other assets	85	247

Total assets	$103,636	$39,973

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$—	$7,204
Current portion of long-term debt	463	3,116
Accounts payable	1,048	1,130
Accrued compensation	6,451	5,025
Accrued expenses	3,725	2,609
Deferred revenue	4,243	3,614
Current portion of deferred rent	1,029	948

Total current liabilities	16,959	23,646
Warrant liability	—	2,423
Deferred rent, net of current portion	10,223	11,108
Long term debt, net of current portion	935	16,973

Total liabilities	28,117	54,150

Commitments and contingencies (note 14)
Convertible preferred stock, $0.01 par value — no shares authorized, issued or outstanding at December 31, 2007; 26,390 shares authorized; 22,332 shares issued and 21,531 shares outstanding at December 31, 2006; at redemption value	—	50,094
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value — 5,000 shares authorized and no shares issued or outstanding at December 31, 2007; no shares issued no shares authorized, issued and outstanding at December 31, 2006:	—	—
Common stock, $0.01 par value — 125,000 shares authorized, 33,613 shares issued, 32,335 shares outstanding at December 31, 2007; 50,000 shares authorized; 5,281 shares issued and 4,804 shares outstanding at December 31, 2006	336	53
Additional paid-in capital	144,994	2,090
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income (loss)	72	(34)
Accumulated deficit	(68,683)	(65,180)

Total stockholders’ equity (deficit)	75,519	(64,271)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$103,636	$39,973

See notes to consolidated financial statements.

athenahealth, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue:
Business services	$94,182	$70,652	$48,958
Implementation and other	6,591	5,161	4,582

Total revenue	100,773	75,813	53,540

Expenses:
Direct operating	46,135	36,530	27,545
Selling and marketing	17,212	15,645	11,680
Research and development	7,476	6,903	2,925
General and administrative	19,922	16,347	15,545
Depreciation and amortization	5,541	6,238	5,483

Total expenses	96,286	81,663	63,178

Operating income (loss)	4,487	(5,850)	(9,638)
Other income (expense):
Interest income	1,415	372	106
Interest expense	(3,682)	(2,671)	(1,861)
Other expense	(5,689)	(702)	—

Total other expense	(7,956)	(3,001)	(1,755)

Loss before income taxes and cumulative effect of change in accounting principle	(3,469)	(8,851)	(11,393)
Income tax provision	(34)	—	—

Loss before cumulative effect of change in accounting principle	(3,503)	(8,851)	(11,393)
Cumulative effect of change in accounting principle	—	(373)	—

Net loss	$(3,503)	$(9,224)	$(11,393)

Net loss per share — basic and diluted
Before cumulative effect of change in accounting principle	$(0.28)	$(1.88)	$(2.51)
Cumulative effect of change in accounting principle	—	(0.08)	—

Net loss per share — basic and diluted	$(0.28)	$(1.96)	$(2.51)

Weighted average shares used in net loss per share — basic and diluted	12,568	4,708	4,532

See notes to consolidated financial statements.

athenahealth, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
						Other		Total
			Additional			Comprehensive		Stockholders	Total
	Common Stock		Paid-In	Treasury Stock		(Loss)	Accumulated	Equity	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	(Deficit)	Loss
	(In thousands, except per share amounts)

BALANCE — January 1, 2005	4,953	$50	$2,110	(1,278)	$(1,200)		$(44,563)	$(43,603)
Stock options exercised	142	1	144					145
Issuance of preferred stock warrants			515					515
Warrants exercised	2		1					1
Net loss							(11,393)	(11,393)	$(11,393)
Foreign currency translation adjustment						(1)		(1)	(1)

Total comprehensive loss									(11,394)

BALANCE — December 31, 2005	5,097	51	2,770	(1,278)	(1,200)	(1)	(55,956)	(54,336)
Reclassification of warrants upon adoption of FSP 150- 5			(1,229)					(1,229)
Stock compensation expense			356					356
Stock options exercised	184	2	193					195
Net loss							(9,224)	(9,224)	(9,224)
Unrealized holding gain on available-for-sale investments						(34)		(34)	(34)
Foreign currency translation adjustment						1		1	1

Total comprehensive loss									(9,257)

BALANCE — December 31, 2006	5,281	53	2,090	(1,278)	(1,200)	(34)	(65,180)	(64,271)
Stock compensation expense	—	—	1,311					1,311
Stock options and warrants exercised	1,000	10	2,442					2,452
Shareholder contribution of capital	—	—	592					592
Shares issued in initial public offering, net of expenses	5,000	50	81,237					81,287
Conversion of convertible preferred stock to common stock	22,332	223	49,871					50,094
Reclassification of warrant liability to additional paid-in capital			7,451					7,451
Net loss							(3,503)	(3,503)	(3,503)
Unrealized holding loss on available-for-sale investments						34		34	34
Foreign currency translation adjustment						72		72	72

Total comprehensive loss									$(3,397)

BALANCE — December 31, 2007	33,613	$336	$144,994	(1,278)	$(1,200)	$72	$(68,683)	$75,519

See notes to consolidated financial statements.

athenahealth, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,503)	$(9,224)	$(11,393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,541	6,238	5,483
Accretion of debt discount	413	138	403
Amortization of premium (discounts) on investments	(74)	(57)	69
Deferred rent expense	2,628	2,628	3,203
Financial advisor fee paid by investor	592	—	—
Provision for uncollectible accounts	524	(17)	295
Remeasurement of preferred stock warrants	—	12	—
Cumulative effect of change in accounting principle	—	373	—
Non-cash warrant expense	4,995	702	—
Stock-based compensation expense	1,311	356	—
Loss on disposal of property and equipment	102	259	22
Changes in operating assets and liabilities:
Accounts receivable	(4,670)	(3,065)	(1,847)
Prepaid expenses and other current assets	(1,033)	(128)	(698)
Accounts payable	52	512	(1,280)
Accrued expenses	2,587	1,838	1,953
Deferred revenue	628	697	542
Deferred rent	(3,432)	(3,281)	9,373
Other long-term assets	162	(70)	(114)

Net cash provided by (used in) operating activities	6,823	(2,089)	6,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(1,090)	(1,137)	(1,641)
Purchases of property and equipment	(2,693)	(4,068)	(13,348)
Proceeds from sale of property and equipment	—	15	—
Proceeds from sales and maturities of investments	7,603	1,000	4,000
Purchases of investments	(1,949)	(6,520)	—
Proceeds from note receivable	—	5	55
Decrease in restricted cash	1,457	355	613

Net cash provided (used in) by investing activities	3,328	(10,350)	(10,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	2,452	194	146
Proceeds of initial public offereing, net of issuance costs	81,287	—	—
Proceeds from long term debt	5,705	6,753	15,280
Proceeds line of credit	5,914	11,044	5,112
Payments on long term debt	(24,776)	(2,432)	(7,399)
Payments on line of credit	(13,118)	(8,239)	(4,212)

Net cash provided by financing activities	57,464	7,320	8,927

Effects of exchange rate changes on cash and cash equivalents	85	1	(2)

Net increase (decrease) in cash and cash equivalents	67,700	(5,118)	4,615
Cash and cash equivalents at beginning of year	4,191	9,309	4,694

Cash and cash equivalents at end of year	$71,891	$4,191	$9,309

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payables and accrued expenses	$48	$184	$595

Supplemental disclosures of non-cash items — Cash paid for interest	$3,666	$1,945	$1,252

See notes to consolidated financial statements.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

1.	BUSINESS AND ORGANIZATION

General — athenahealth, Inc. (the “Company”) is a business services company that provides ongoing billing, clinical-related and other related services to its customers. The Company provides these services with the use of athenaNet, a proprietary internet-based practice management application. The Company’s customers consist of medical group practices ranging in size throughout the United States of America.

In August 2005, the Company established a subsidiary in Chennai, India, Athena Net India Pvt. Ltd., to conduct research and development activities.

Initial Public Offering — On September 25, 2007, the Company raised $90,000 in gross proceeds from the sale of 5,000 shares of its common stock in an initial public offering (“IPO”) at $18.00 per share. The net offering proceeds after deducting approximately $8,713 in offering related expenses and underwriters’ discount were approximately $81,287. All outstanding shares of the Company’s convertible preferred stock were converted into 21,531 shares of common stock upon completion of the IPO.

Risks and Uncertainties — The Company is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, a volatile market for its services, new technological innovations, dependence on key personnel, third-party service providers and vendors, protection of proprietary technology, fluctuations in operating results, dependence on market acceptance of its products and compliance with government regulations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share — Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. The following potentially dilutive securities were excluded from the calculation of diluted net loss per share:

	Years Ended December 31,
	2007	2006	2005

Convertible preferred stock	—	21,531	21,531
Warrants to purchase convertible preferred stock	—	555	522
Options to purchase common stock	2,889	2,826	2,438
Warrants to purchase common stock	65	75	75

Total	2,954	24,987	24,566

Comprehensive Loss — The Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized. Comprehensive loss includes net loss, foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Revenue Recognition — The Company recognizes revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer are fixed or determinable.

The Company derives its revenue from business services fees, implementation fees and other services. Business services fees include amounts charged for ongoing billing, clinical-related and other related services and are generally billed to the customer as a percentage of total collections. The Company does not recognize revenue for business services fees until these collections are made as the services fees are not fixed and determinable until such time. Business services fees also include amounts charged to customers for generating and mailing patient statements and are recognized as the related services are performed.

Implementation revenue consists primarily of professional services fees related to assisting customers with the implementation of the Company’s services and are generally billed upfront and recorded as deferred revenue until the implementation is complete and then recognized ratably over the expected performance period. Other services consist primarily of training and interface fees and are recognized as the services are performed.

Direct Operating Expenses — Direct operating expenses consist primarily of salaries, benefits and stock-based compensation related to personnel who provide services to clients, claims processing costs and other direct costs related to collection and business services. The reported amounts of direct operating expenses do not include allocated amounts for rent, depreciation, amortization or other overhead costs.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs and consulting fees for third party developers. All such costs are expensed as incurred.

Cash and Cash Equivalents — Cash and cash equivalents consist of deposits, money market funds, commercial paper, and other liquid securities with remaining maturities of three months or less at the date of purchase.

Investments — Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments are classified as available-for-sale and are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive loss (income).

Accounts Receivable — Accounts receivable represents amounts due from customers for subscription and implementation services. Accounts receivable are stated net of an allowance for contractual adjustments and uncollectible accounts, which are determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.

Activity in the allowance is as follows:

	Years Ended December 31,
	2007	2006	2005

Beginning balance	$565	$402	$107
Provision	1,910	1,288	1,394
Write-offs and adjustments	(1,700)	(1,125)	(1,099)

Ending balance	$775	$565	$402

Financial Instruments — The carrying amount of the Company’s financial instruments approximates their fair value primarily because of their short-term nature and include cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of the Company’s debt obligations athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximate fair value based upon our best estimate of interest rates that would be available for similar debt obligations.

Property and Equipment — Property and equipment are stated at cost. Equipment, furniture and fixtures and purchased software are depreciated using the straight-line method over their estimated useful lives, generally ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the improvements or lease terms, excluding renewal periods. Costs associated with maintenance and repairs are expensed as incurred.

Long-Lived Assets — Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairment losses have been recognized in the years ended December 31, 2007, 2006, or 2005.

Restricted Cash — Restricted cash consists primarily of funds held under a letter of credit as a condition of the Company’s operating lease for its corporate headquarters (see Note 5). The letter of credit was reduced in 2007 to $1,713 and may be reduced during 2008 to $856, provided there is no breach of the lease agreement. The letter of credit will remain in effect during the term of the lease agreement.

Software Development Costs — The Company accounts for software development costs under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to the preliminary project stage of subsequent versions of athenaNet and/or other technologies are expensed as incurred. Costs incurred in the application development stage are capitalized and such costs are amortized over the software’s estimated economic life. In 2005, the estimated useful life of the software was changed to two years from the initially estimated three year life, which increased amortization expense in 2005 by $732. Amortization expense was $958, $1,522, and $2,180 for the years ended December 31, 2007, 2006 and 2005, respectively. Future amortization expense for all software development costs capitalized as of December 31, 2007, is estimated to be $1,074 and $777 for the years ending December 31, 2008, and 2009, respectively.

Accrued expenses — Accrued expenses consist of the following:

	Years Ended December 31,
	2007	2006

Accrued expenses	$3,725	$2,609
Accrued bonus	3,813	2,930
Accrued vacation	865	768
Accrued payroll	1,008	691
Accrued commissions	765	636

	$10,176	$7,634

Warrant Liability — Effective January 1, 2006, freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FSP 150-5”), an interpretation of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under FSP 150-5, freestanding warrants exercisable for shares of the Company’s athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemable convertible preferred stock are classified as a warrant liability on the Company’s balance sheet. The warrants issued for the purchase of the Company’s Series D and Series E Preferred Stock are subject to the provisions of FSP 150-5. The Company accounted for the adoption of FSP 150-5 as a cumulative effect of change in accounting principle of $373 recorded on January 1, 2006, the date of the Company’s adoption of FSP 150-5. The cumulative effect adjustment was calculated as the difference in the fair value of the warrants from the historical carrying value as of January 1, 2006. The original carrying value of the warrants, $1,229, was reclassified to liabilities from additional paid-in capital at the date of adoption. At December 31, 2006, the Company remeasured the warrant liability and recorded charges of $702, for the increase in value of the warrants.

During the year ended December 31, 2007, the Company revalued the warrant liability relating to the preferred stock warrants and recorded other expense of $4,995, for the increase in value of the warrants. Upon completion of the IPO and the conversion of outstanding preferred stock to common stock, the preferred stock warrants became automatically exercisable into shares of common stock. Accordingly, the warrant liability of $7,451 was reclassified to additional paid-in capital. During the year ended December 31, 2005, the fair value of the Company’s warrants to purchase Series D and Series E Preferred Stock increased by approximately $397 related to the fair value assigned to warrants issued in December 2005 (see note 10) and by $373 due to a change in warrant fair value.

Deferred Rent — Deferred rent consists of step rent and tenant improvement allowances and other incentives received from landlords related to the Company’s operating leases for its facilities. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including any construction period. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease or reimbursements of moving costs. These cash payments are recorded as deferred rent from landlords and are amortized as a reduction of periodic rent expense, over the term of the applicable lease.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, investments, and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and investments by investing in highly-rated corporate and financial institutions. With respect to customer accounts receivable, the Company manages its credit risk by performing ongoing credit evaluations of its customers and, when deemed necessary, requiring letters of credit, guarantees, or collateral. No customer accounted for more than 10% of revenues or accounts receivable as of or for the years ended December 31, 2007, 2006 or 2005.

Other Expense — other expense consists of the following:

	Year Ended December 31,
	2007	2006

Unrealized loss on warrants	$4,995	$702
Financial advisor fees paid by shareholder (Note 15)	592	—
Other	102	—

Total other expense	$5,689	$702

Income Taxes — Deferred taxf assets and liabilities relate to temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect at the time of their reversal. A valuation allowance is established to reduce net athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $34 for the year ended December 31, 2007. The Company did not record a provision for income taxes for the years ended December 31, 2006 or 2005, as the Company was in a loss position and no benefit was recorded.

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

On January 1, 2007, the Company adopted FIN 48 and reduced deferred tax assets for unrecognized tax benefits totaling $744. Because of the Company’s net loss position and full valuation allowance on net deferred tax assets, the adoption of FIN 48 had no impact on the Company’s balance sheet or accumulated deficit upon implementation.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until the Company begins utilizing its net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts.

Segment Reporting — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment.

Treasury Stock — Shares of the Company’s stock that are repurchased are recorded as treasury stock at cost and included as a component of stockholders’ equity.

Stock-Based Compensation — On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”) to account for stock-based awards. SFAS 123(R) addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards with compensation cost measured using the fair value of the awards issued. The Company adopted SFAS 123(R) using the prospective transition method, which requires the Company to recognize compensation cost for awards granted and awards modified, repurchased or cancelled on or after January 1, 2006. These costs are recognized on a straight-line basis over the requisite service period for all time vested awards.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair value of the Company’s common stock at the date of grant.

In determining the exercise prices for stock-based awards before the IPO, the Company’s Board of Directors considers the estimated fair value of the common stock as of each grant date. The determination of the deemed fair value of the Company’s common stock involves significant assumptions, estimates and athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complexities that impact the amount of stock-based compensation. The estimated fair value of the Company’s common stock prior to the Company’s IPO has been determined by the Board of Directors after considering a broad range of factors including, but not limited to, the illiquid nature of an investment in common stock, the Company’s historical financial performance and financial position, the Company’s significant accomplishments and future prospects, opportunity for liquidity events and, recent sale and offer prices of the common and convertible preferred stock in private transactions negotiated at arm’s length. Since the IPO the exercise prices for stock-based awards was determined as the closing value of the Company’s stock price on the grant date.

Foreign Currency Translation — The financial position and results of operations of the Company’s foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded within other comprehensive (loss) income.

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.

Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. The initial adoption of SFAS 157 did not have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after January 1, 2008. We did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141®”) which replaces SFAS No. 141, Business Combinations, (“SFAS 141”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The effect that the application of SFAS 141(R) may have a material impact on the Company’s financial statements if an acquisition occurs, but the impact will depend upon whether an acquisition is made and will be determined at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes to a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not have any minority ownership interest in its consolidated subsidiary.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Years Ended December 31,
	2007	2006

Equipment	$9,550	$8,389
Furniture and fixtures	2,864	2,807
Leasehold improvements	9,335	8,829
Purchased software	3,916	3,325
Construction in progress	225	189

Total property and equipment, at cost	25,890	23,539
Accumulated depreciation	(14,592)	(10,058)

Property and equipment, net	$11,298	$13,481

Depreciation expense on property and equipment was $4,583, $4,717 and $3,303 for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2005, depreciation expense includes amounts of approximating $315 relating to a change in the estimated useful lives of certain equipment and leasehold improvements in connection with the relocation of the Company’s headquarters.

4.	INVESTMENTS

The summary of available-for-sale securities at December 31, 2006 is as follows:

	Amortized	Gross Unrealized
	Cost	Losses	Fair Value

Corporate bonds	$5,579	$(34)	$5,545

Scheduled maturity dates of corporate bonds as of December 31, 2006 were within one year and therefore investments were classified as short-term. Realized gains and losses on sales of these investments were not material for the periods presented. The Company held no investments at December 31, 2007.

5.	OPERATING LEASES AND OTHER COMMITMENTS

The Company maintains operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of the leased facility. The Company also rents certain of its leased facilities to third-party tenants. The rental agreements expire at various dates from 2008 to 2015.

The Company entered into a lease agreement with a new landlord in connection with the relocation of its corporate offices in June 2005. The Company assumed possession of the leased space in January of 2005, with a rent commencement date of June 2005 and expiration date of June 2015. The Company was not required to athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay rent from January 2005 through June 2005. The Company recognizes rent escalations and lease incentives for this lease on a straight-line basis over the lease period from January 2005 (date of possession) to June 2015.

Under the terms of such lease agreement, the landlord provided approximately $9,400 in allowances to the Company for the leasehold improvements for the office space and reimbursement of moving costs. These lease incentives are being recorded as a reduction of rent expense on a straight-line basis over the term of the new lease. The Company has recorded the leasehold improvements in property and equipment in the accompanying balance sheets. Moving costs were expensed as incurred.

Additionally, the landlord agreed to make all payments under the Company’s lease agreement relating to its previous office space, amounting to approximately $2,100. The Company recognized the lease costs when the Company ceased to use the previous office space. The payments and incentives received from the new landlord are being recognized over the new lease term.

The lease agreement contains certain financial and operational covenants. These covenants provide for restrictions on, among other things, a change in control of the Company and certain structural additions to the premises, without prior consent from the landlord.

Rent expense totaled $2,901, $2,881 and $4,943 for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense for the year ended December 31, 2005, includes a charge of $1,738, related to the relocation of the Company headquarters, when the Company ceased using the previous leased space. In June 2005, the Company entered into a sub-lease agreement, which generated rental income of $286, $310 and $165 for the years ended December 31, 2007, 2006 and 2005, respectively. Rental income is recorded as a reduction in rent expense.

In April 2007, the Company entered into a noncancelable contract with an availability services provider for data center services in the event of a service interruption in the Company’s primary data center. The term of the agreement is 36 months, commencing in July 2007 at a monthly rate of $27, for a total payments of $978 over the term of the agreement.

In May 2007, the Company entered into a ten year, noncancelable lease agreement with a data center provider in Bedford, Massachusetts. Under the agreement, the Company took possession of a portion of the contracted space in June 2007. Minimum payments under the lease total $6,133 over the life of the agreement. The Company paid $119 under this agreement in 2007.

Future minimum lease payments under noncancelable operating leases as of December 31, 2007 are as follows:

	Future Rent	Future Sublease
Year Ending December 31,	Payments	Income Payments

2008	$4,723	$195
2009	5,064	—
2010	5,174	—
2011	5,161	—
2012	5,312	—
Thereafter	15,218	—

Total minimum lease payments	$40,652	$195

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LINE OF CREDIT

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

Borrowings under the LOC are limited by the outstanding eligible accounts receivable balance of the Company, and may be further limited by accounts receivable concentrations, as defined. The LOC is collateralized by a first security interest in receivables, deposit accounts, and investments of the Company that have not been pledged as collateral under previous outstanding loan agreements and a second priority interest in intellectual property (see Note 7). As of December 31, 2007, principal amounts outstanding under the LOC will accrue interest at a per-annum rate equal to the bank’s prime rate. In addition to the interest payment for outstanding amounts, the Company is required to pay a commitment fee equal to 0.125% of the average of the unused portion of the LOC, which is payable quarterly in arrears and recorded as additional interest expense. The Company had $7,204 outstanding under this LOC at December 31, 2006. No amounts were outstanding under the LOC as of December 31, 2007. The interest rate in effect at December 31, 2007 was 7.25%. The available borrowings under the LOC at December 31, 2007 and 2006 were $9,375 and $443, respectively.

7.	LONG TERM DEBT

The summary of outstanding long-term debt is as follows:

	As of December 31,
	2007	2006

Subordinate note	$—	$14,000
Equipment lines of credit	1,398	6,469

	1,398	20,469
Less unamortized discount	—	(380)

Total debt	1,398	20,089
Less current portion	(463)	(3,116)

Long-term debt, net of current portion and debt discount	$935	$16,973

Subordinate Note — In December 2005, the Company entered into a $12,000 loan and security agreement (the “subordinate note”) with a financing company. Proceeds were used to extinguish the term loan and for general operating purposes. The subordinate note was collateralized by a first security interest in intellectual property of the Company and second priority interest in receivables, deposit accounts, and investments of the Company that had not been pledged as collateral under the LOC (see Note 6). The subordinate note also contained certain financial and nonfinancial covenants. Interest is payable monthly at a rate of prime plus 3%. In connection with the subordinate note, the Company issued seven-year warrants to purchase 124 shares of the Company’s Series E Preferred Stock at an exercise price of $5.04 per share. The warrants expire in December 2012 and were valued using the Black-Scholes option pricing model. The gross proceeds were allocated between the subordinate note and the warrants based upon their relative fair values and totaled $11,602 and $398, respectively. The difference between the face amount of the subordinate note and the amount assigned to the subordinate note was recorded as a debt discount and was being accreted over the life of the subordinate note as additional interest expense.

In September 2006, the Company borrowed an additional $2,000, which increases the outstanding balance on the subordinate note to $14,000. Principal payments of $467 are scheduled to be made in 30 equal monthly athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments beginning February 1, 2008. In connection with the increase in the subordinate note, the Company issued seven-year warrants to purchase 24 shares of the Company’s Series E Preferred Stock at an exercise price of $5.04 per share. The warrants expire in September 2013 and were valued using the Black-Scholes option pricing model. The additional proceeds were allocated between the subordinate note and the warrants based upon their relative fair values and totaled $1,914 and $86, respectively. The difference between the face amount of the additional subordinate note and the amount assigned to the additional subordinate note was recorded as a debt discount and was being accreted over the life of the additional subordinate note as additional interest expense.

In June 2007, the Company amended the subordinate note and borrowed an additional $3,000 from the financing company, which increased the outstanding balance on the subordinate note to $17,000. The amendment increased the monthly principal payments to $567 commencing February 1, 2008. The amendment also modified the interest rate on the subordinate note to the prime rate plus 1.75% (9.0% at December 31, 2007). In connection with the amendment, the Company issued seven-year warrants to purchase 5 shares of the Company’s Series E Preferred Stock at an exercise price of $9.30 per share. These warrants expire in June 2014 and were valued using the Black-Scholes option pricing model. The proceeds were allocated between the subordinate note and the warrants and totaled $2,967 and $33, respectively. The fair value of the warrants was recorded as a debt discount and was being accreted over the life of the additional subordinate note as additional interest expense.

On December 31, 2007, the Company paid the balance of the $17,000 subordinate note plus accrued interest of $131. The Company recorded additional charges to interest expense of $541 to fully amortize the debt discount, write off outstanding deferred financing fees and recognize a penalty for early extinguishment of the debt.

Equipment Lines of Credit — A summary of equipment lines of credit is as follows, which consist of promissory notes and an equipment line of credit that may be used to fund capital equipment purchases:

Promissory Notes — In March, June and September of 2006, the Company entered into promissory note and security agreements (the “Promissory Notes”) with a finance company totaling $3,596, which are collateralized by specific equipment. The Promissory Notes are payable in 36 equal monthly installments, with interest equal to 10.69% per annum. In connection with the Promissory Notes, the Company issued seven-year warrants to purchase a total of 7 shares of the Company’s Series E Preferred Stock at exercise prices of $5.04 per share. The warrants expire 7 years from issuance and were valued using the Black-Scholes option pricing model. The gross proceeds were allocated between the Promissory Notes and the warrants based upon their relative fair values and totaled $3,570 and $26, respectively. The difference between the face amount of the Promissory Notes and the amount assigned to the Promissory Notes was recorded as a debt discount and is being accreted over the life of the Promissory Notes as additional interest expense.

In December 2006, the Company entered into an additional promissory note (the “December 2006 Promissory Note”) for $1,157, with the same financing company. The December 2006 Promissory Note is payable in 36 equal monthly installments, with interest equal to 10.48% per annum. In connection with the December 2006 Promissory Note, the Company issued seven-year warrants to purchase 2 shares of the Company’s series E Preferred Stock at an exercise price of $5.04 per share. The warrants expire in of December of 2013 and were valued using the Black-Scholes option pricing model. The amounts assigned to the December 2006 Promissory Note and the warrants were $1,149 and $8, respectively. The difference between the face amount of the December 2006 Promissory Note and the amount assigned to the December 2006 Promissory Note was recorded as a debt discount and is being accreted over the life of the December 2006 Promissory Note as additional interest expense. As of December 31, 2006, the Company had $4,065 outstanding under the Promissory Notes and the December 2006 Promissory Note and $24 of unamortized debt discount.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, the Company entered into a promissory note (the “March 2007 Promissory Note”) for $401 with the same financing company, which is payable in 36 equal monthly installments, with interest equal to 11.51% per annum. The March 2007 Promissory Note is collateralized by specific equipment.

In May 2007, the Company entered into a promissory note (the “May 2007 Promissory Note”) for $838 with the same financing company, which is payable in 36 equal monthly installments, with interest equal to 11.58% per annum. The May 2007 Promissory Note is collateralized by specific equipment.

On October 1, 2007, the Company paid the balance of the Promissory Notes, the December 2006, Promissory Note, the March 2007 Promissory Note, and the May 2007 Promissory Note, totaling $4,091 plus accrued interest of $37. The Company recorded additional charges to interest expense of $121 to fully amortize the debt discount, write off outstanding deferred financing fees and recognize a penalty for early extinguishment of the debt.

Equipment Line — In February 2005, the Company entered into a $3,500 master loan and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to be reimbursed for eligible equipment purchases, submitted within 120 days of the applicable equipment’s invoice date. Each borrowing is payable in 33 equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The interest rate in effect each month shall be equal to the greater of 9% or the prime rate in effect on the last day of the month, plus 3.75%. In connection with the Equipment Line, the Company issued seven-year warrants to purchase 7 shares of the Company’s Series E Preferred Stock at an exercise price of $5.04 per share. The gross proceeds were allocated based upon their relative fair value. The amounts assigned to the Equipment Line and warrants were $3,258 and $22, respectively. The debt discount is being accreted over the life of the Equipment Line as additional interest expense. As of December 31, 2006, the Company had $1,847 outstanding under the Equipment Line and $5 of unamortized debt discount. The interest rate on the Equipment Line at December 31, 2006 was 12.0%. On October 1, 2007, the Company paid the balance of the Equipment Line totaling $953 plus accrued interest of $8 and recorded additional charges to interest expense of $2 to fully amortize the debt discount and write off outstanding deferred financing fees.

In June 2007, the Company entered into a $6,000 master loan and security agreement (the “June 2007 Equipment Line”) with a financing company. The Equipment Line allows for the Company to be reimbursed for eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each borrowing is payable in 36 equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. At December 31, 2007, the Company had $1,388 outstanding under the Equipment Line. The interest rate on the Equipment Line at December 31, 2007 was 5.6%.

Security Agreement — In August 2002, the Company entered into a $500 master security agreement (the “Security Agreement”) with a leasing company, which is collateralized by specific equipment. The Company amended the Security Agreement at various dates through June 2004, which increased the commitment amount to $2,256. The Security Agreement allows the Company to be reimbursed for eligible equipment purchased. The amounts borrowed under the Security Agreement are payable over 36 to 42 months with interest ranging from 7.89% to 8.89%. Interest rates on certain borrowings may be increased or decreased by the number of points that the yield on three-year interest rate swaps on the term commencement date is above or below 2.56%. At December 31, 2006, the Company had $557 outstanding under the Security Agreement. On October 1, 2007, the Company paid the balance of the Security Agreement totaling $172 plus accrued interest of $13 and recorded additional charges to interest expense of $10 to recognize a penalty for early extinguishment of the debt.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future principal payments on debt as of December 31, 2007, are as follows:

Year Ending December 31,

2008	$463
2009	490
2010	445

Total debt	1,398
Less current portion	(463)

Long-term portion	935

The Company’s borrowings are secured by some of the Company’s assets.

Interest paid was $3,666, $1,945 and $1,252 for the years ended December 31, 2007, 2006 and 2005, respectively.

8.	CONVERTIBLE PREFERRED STOCK

The Company had designated seven series of convertible preferred stock (“preferred stock”). All series have a par value of $0.01 per share. A summary of the preferred stock at December 31, 2006 is as follows:

	Shares	Shares	Shares	Par	Liquidation
	Authorized	Issued	Outstanding	Value	Value

Series A-1	1,600	1,600	1,600	$16	$1,600
Series A-2	1,045	1,041	788	10	1,063
Series B-1	1,250	1,077	627	11	30
Series B-2	128	116	19	1	21
Series C	8,000	7,215	7,214	72	10,100
Series D	12,977	9,993	9,993	100	30,780
Series E	1,390	1,290	1,290	13	6,500

Total	26,390	22,332	21,531	$223	$50,094

All outstanding shares of the Company’s convertible preferred stock were converted into 21,531 shares of common stock upon completion of the IPO.

A summary of the rights, preferences, and privileges of the preferred stock were as follows:

Dividends — The holders of each series of preferred stock were entitled to receive, prior to any distribution to the holders of common stock, preferential, noncumulative dividends when and if declared by the Board of Directors of the Company. No dividends were paid or declared on common shares unless and until dividends on the preferred stock had been paid or declared and set aside for payments in amounts equal to the stated dividend rights. The holders of Series C Preferred, Series D Preferred, and Series E Preferred Stock were entitled to receive noncumulative dividends at a rate of 8% per annum, when and if declared by the Board of Directors. No dividends of any kind had been declared to date.

Liquidation — In the event of any liquidation, dissolution, or winding-up of the Company (including a change of control), the holders of preferred stock were entitled to receive, out of the assets of the Company had available for distribution to its stockholders, a per-share amount equal to $1 per share in the case of the Series A-1 Preferred Stock, $1.35 per share in the case of the Series A-2 Preferred Stock, $.048 per share in the case of the Series B-1 Preferred Stock, $1.08 per share in the case of the Series B-2 Preferred Stock, $1.40 per share in the case of the Series C Preferred Stock, $3.08 per share in the case of the Series D Preferred athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock, and $5.04 per share in the case of Series E Preferred Stock, plus any accrued but unpaid dividends (the “liquidation value”). In the event of liquidation, the order of these preference payments would be as follows: E, D, C, A-2, A-1, B-2, and B-1. These distributions would have been made prior to any distributions to other stockholders. Any amounts remaining after such distributions would have been distributed to the holders of the common stock and the preferred stock on parity with each other (on an as-converted basis). In the event that holders of preferred stock did not convert their shares to common, liquidation payments were limited to $7.70 per share for Series E Preferred Stock and Series D Preferred Stock and to $4.00 per share for Series C Preferred Stock.

Conversion — Holders of shares of preferred stock had the right to convert their shares, at any time, into shares of common stock. The conversion rate for each series of preferred stock was one for one. The conversion rate for each series of preferred stock was subject (i) to proportional adjustments for splits, reverse splits, recapitalizations, etc. and (ii) to formula-weighted-average adjustments in the event that the Company issued additional shares of common stock or securities convertible into or exercisable for common stock at a purchase price less than the applicable conversion price then in effect, other than the issuance of shares to directors, officers, employees, and consultants pursuant to stock plans approved by the Board of Directors and certain other exceptions. Each share of preferred stock was automatically converted into shares of common stock upon the closing of the sale of shares of common stock at a price of $7.56 per share or greater (subject to appropriate adjustment for stock dividends, stock splits, combinations, and other similar recapitalizations affecting such shares) in an underwritten public offering, pursuant to an effective registration statement under the Securities Act of 1933, resulting in at least $50 million in gross proceeds. At the issuance date of each series of preferred stock, the Company determined that no beneficial conversion features existed. In addition, no contingent events had occurred through December 31, 2007 that have created any beneficial conversion features.

Voting — Generally, holders of shares of preferred stock voted on all matters, including the election of directors, with the holders of shares of common stock on an as-if-converted basis, except when law requires a class vote.

Redemption — On or after April 15, 2009, at the written election of the holders of at least two-thirds in interest of the Series E Preferred Stock and Series D Preferred Stock, voting together as a single class, and upon notice to the Company, the Company would be required to redeem 50% of all of the shares of the Series E Preferred Stock and Series D Preferred Stock then outstanding. The Company would be required to redeem the remaining outstanding shares of Series E Preferred Stock and Series D Preferred Stock on the first anniversary of the redemption date. Each share of the Series E Preferred Stock and Series D Preferred Stock will be redeemed for $5.04 and $3.08, respectively, plus any declared but unpaid dividends.

Investor Rights — The holders of preferred stock, warrants to purchase shares of preferred stock and warrants to purchase shares of common stock had certain rights to register shares of common stock received upon conversion of such instruments under the Securities Act of 1933 pursuant to a registration rights agreement and an investor rights agreement. These holders were entitled, if the Company registers common stock, to include their shares of common stock in such registration; however, the number of shares which may be registered thereby was subject to limitation by the underwriters. The investors will also be entitled to unlimited piggyback registration rights on registrations of the Company, subject to certain limitations. The Company will bear all fees, costs and expenses of these registrations, other than underwriting discounts and commissions.

Presentation — As a result of the change in control provision for all series of preferred stock and the redemption features of the Series D and Series E Preferred Stock, the Company had classified the preferred stock outside of permanent equity as of December 31, 2006 at its then redemption value to comply with the provisions of Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force (“EITF”) D-98, Classification and Measurement of Redeemable Securities.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	PREFERRED STOCK

After the consummation of the initial public offering in September 2007 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At December 31, 2007, no shares of preferred stock were outstanding.

10.	COMMON STOCK AND WARRANTS

Common Stock — Common stockholders are entitled to one vote per share and dividends when declared by the Board of Directors, subject to the preferential rights of preferred stockholders.

Warrants — In connection with a bridge financing with a bank in August 1999 and the LOC in March 2000, the Company issued warrants to purchase 31 and 29 shares, respectively, of the Company’s Series A-2 and Series C Preferred Stock at exercise prices of $1.35 and $1.40 per share, respectively. The warrants are exercisable through 2009 and 2010, respectively.

In connection with equipment financing with a finance company and a bank in May 2001, the Company issued warrants to purchase 65 shares of the Company’s Series D Preferred Stock at an exercise price of $3.08 per share. The warrants are exercisable through May 2011.

In connection with a master equipment lease agreement entered into in November 2002 (see Note 7), the Company issued warrants to purchase 75 shares of the Company’s common stock at an exercise price of $0.62 per share. The warrants are exercisable through October 2012.

In connection with the LOC in November 2003 (see Note 7), the Company issued warrants to purchase 235 shares of the Company’s Series D Preferred Stock at an exercise price of $3.08 per share. The warrants are exercisable through November 2010. The fair value of the warrants was determined using the Black-Scholes valuation method with a risk-free interest rate of 3%, no dividend yield, volatility of 78%, and a contractual life of seven years.

In connection with the amendment to the term loan in February 2005 (see Note 7), the Company issued warrants to purchase 37 shares of the Company’s Series E Preferred Stock at an exercise price of $5.04 per share. The warrants are exercisable through February 2012. The fair value of the warrants was determined using the Black-Scholes valuation method with a risk-free interest rate of 3.97%, no dividend yield, volatility of 60% and a contractual life of seven years.

In connection with the Subordinate Note in December 2005 (see Note 7), the Company issued warrants to purchase 124 shares of the Company’s Series E Preferred Stock at an exercise price of $5.04 per share. The warrants are exercisable through December 2012. The fair value of the warrants was determined using the Black-Scholes valuation method with a risk-free interest rate of 4.41%, no dividend yield, volatility of 60%, and a contractual life of seven years.

In connection with the September 2006 amendment to the Subordinate Note (see Note 7), the Company issued additional warrants to purchase 24 shares of the Company’s Series E Preferred Stock at an exercise price of $5.04 per share to the financing company. The warrants are exercisable through September 2013. The fair value of the warrants was determined using the Black-Scholes valuation method with a risk-free interest rate of 4.83%, no dividend yield, volatility of 71% and a contractual life of seven years.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Promissory Notes entered into in March, June and September 2006 (see Note 7), the Company issued warrants to purchase 7 shares of the Company’s Series E Preferred Stock at exercise prices of $5.04 per share, respectively. These warrants are exercisable through March, June and September 2013. The fair value of the warrants was determined using the Black-Scholes valuation method with a risk-free interest rate of 4.71% and 5.03% respectively, no dividend yield, volatility of 71%, and a contractual life of seven years.

In connection with promissory notes entered into in September 2006 and December 2006 (see Note 7), the Company issued warrants to purchase 1 and 2 shares of the Company’s Series E Preferred Stock at an exercise price of $5.04 per share, respectively. These warrants are exercisable through September 2013 and December 2013 respectively. The fair value of the warrants was determined using the Black-Scholes valuation method with a risk-free interest rate of 4.83% and 4.70% respectively, no dividend yield, volatility of 71% and a contractual life of seven years.

In connection with the June 2007 amendment to the Subordinate Note (see Note 7), the Company issued additional warrants to purchase 5,000 shares of the Company’s Series E Preferred Stock at an exercise price of $9.30 per share to a financing company. The warrants are exercisable through June 2014. The fair value of the warrants was determined using the Black-Scholes valuation method with a risk-free interest rate of 4.69%, no dividend yield, volatility of 71% and a contractual life of seven years.

A summary of warrants outstanding at December 31, 2007 is as follows:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price	Term	Expiration

Common stock	65	$3.08	10 years	2011

Upon completion of the IPO, all of the Company’s outstanding preferred stock was automatically converted into common stock and, accordingly, all warrants to purchase preferred stock were converted into warrants to purchase common stock. During the year ended December 31, 2007, warrant holders exercised approximately 480 warrants resulting in net proceeds to the Company of approximately $1,761. Certain of these warrants were also exercised during the year ended December 31, 2007, using the net issue exercise provision allowed under the terms of the agreement, resulting in 86 shares of common stock issued to the warrant holder on the exercise of 89 warrants.

Shares Reserved for Future Issuance — The Company has reserved shares of common stock for future issuance for the following purposes:

December 31,
2007

Conversion of preferred stock to common stock, including preferred stock warrants	—
Stock award plans	4,395
Warrants to purchase common stock	65

Total	4,460

11.	STOCK-BASED COMPENSATION

The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive awards, or make direct purchases of shares of the Company’s common stock, up to 5,238 shares. On January 30, 2007, the Company’s board of directors voted to increase the number of shares eligible for grant under the Company’s stock award plans by 448. On May 2, 2007, the Company’s board of directors voted to increase the number of shares eligible for grant under the Company’s stock awards plans by 149. Options granted under the plan may be incentive stock options or nonqualified options under the applicable provisions of the Internal Revenue Code.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 31, 2007 the Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the board of directors and approved by the stockholders. A total of 500 shares of common stock has been reserved for future issuance to participating employees under the 2007 ESPP. Employees may authorize deductions from 1% to 10% of compensation for each payroll period during the offering period. On February 8, 2008 the board of directors approved an amendment to the Company’s 2007 ESPP. Under the terms of the amendment to the 2007 ESPP, the purchase price shall be equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period.

On July 27, 2007, the board of directors and the Company’s shareholders of the Company approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”) effective as of the close of the Company’s IPO which occurred on September 25, 2007. The board of directors authorized 1,000 shares in addition to the shares forfeited under the Company’s 2007 Stock Option Plan. Options granted under the plan may be incentive stock options or nonqualified options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the Plan. The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) 5.0% of the number of then-outstanding shares of stock and of the preceding December 31 and (ii) a number as determined by the board of directors.

Incentive stock options are granted at or above the fair value of the Company’s common stock at the grant date as determined by the Board of Directors. Incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock are granted at 110% of the fair value of the Company’s common stock at the date of the grant. Nonqualified options may be granted at amounts up to the fair value of the Company’s common stock on the date of the grant, as determined by the Board of Directors. All options granted vest over a range of one to four years and have contractual terms of between five and ten years. Options granted typically vest 25% per year over a total of four years at each anniversary.

Under the terms of their employment agreements, certain executives are due to receive options to purchase common stock upon the achievement of specified Company milestones. Options for the purchase of 230 shares of common stock would be granted to these executives upon achievement of the milestone at exercise prices equal to the fair value of the Company’s common stock on the grant date. In accordance with the transition provisions under the prospective method of SFAS 123(R), these options continue to be accounted for under APB 25, whereby compensation expense is recognized in an amount equal to the excess of the fair value over the exercise price of the award. The Company had achieved these milestones as of December 31, 2007. Under the terms of these awards, the exercise price will equal fair value at the grant date and therefore no compensation expense has been recognized to date. On February 15, 2008, the Board of Directors approved these options with an exercise price equal to the fair market value of the Company’s closing common stock on March 3, 2008.

Pursuant to stock option agreements between the Company and each of its named executive officers, unvested stock options awarded under these agreements shall become accelerated by a period of one year upon the consummation of an acquisition of the Company. For purposes of these agreements, an acquisition is defined as: (i) the sale of the Company by merger in which its shareholders in their capacity as such no longer own a majority of the outstanding equity securities of the Company; (ii) any sale of all or substantially all of the assets or capital stock of the Company; or (iii) any other acquisition of the business of the Company, as determined by its board of directors.

At December 31, 2007 and 2006 there were approximately 1,006 and 23 shares, respectively, available for grant under the Company’s stock award plans.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the stock option activity for the year ended December 31, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(In years)	Value

Outstanding — January 1, 2007	2,826	$2.62
Granted	620	9.06
Exercised	(433)	1.60
Forfeited	(124)	6.09

Outstanding — at December 31, 2007	2,889	$4.00	7.1	$92,433

Exercisable — at December 31, 2007	2,460	$3.50	6.8	$79,953

Vested and expected to vest at December 31, 2007	2,626	$3.67	6.9	$84,917

Weighted-average fair value of options granted for the year ended December 31, 2006		$4.13

Weighted-average fair value of options granted for the year ended December 31, 2007		$6.10

The summary information about stock options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
	Number	Exercise	Remaining	Number	Exercise	Remaining
Range of Exercise Price	Outstanding	Price	Life (years)	Exercisable	Price	Life (years)

$ 0.28 - $ 1.00	1,133	$0.61	5.0	1,123	$0.60	5.0
1.01 - 3.00	118	2.57	6.9	106	2.59	6.9
3.01 - 5.00	486	3.71	7.4	421	3.65	7.4
5.01 - 6.00	230	5.45	8.2	122	5.39	8.2
6.01 - 7.00	382	6.51	8.8	362	6.52	8.8
7.01 - 9.00	388	7.38	9.2	216	7.39	9.2
9.01 - 15.00	53	9.30	9.3	30	9.30	9.3
15.01 - 43.75	99	17.01	9.6	80	15.28	9.6

$ 0.28 - $43.75	2,889	$4.00	7.1	2,460	$3.50	6.8

As a result of adoption of SFAS 123(R) on January 1, 2006, the Company recorded compensation expense of $1,311 and $356 for the year ended December 31, 2007 and 2006, respectively. The per share impact of stock-based compensation for the year ended December 31, 2007 and 2006, was ($0.10) and ($0.08) per share, respectively, on a basic and diluted basis. There was no impact on the presentation in the consolidated statements of cash flows as no excess tax benefits have been realized subsequent to adoption.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense for the years ended December 31, 2007 and 2006 are as follows (no amounts were capitalized):

	Year Ended December 31,
	2007	2006

Stock-based compensation charged to:
Direct operating	$181	$63
Selling and marketing	97	44
Research and development	260	53
General and administrative	773	196

Total	$1,311	$356

The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006

Risk-free interest rate	4.6%	4.9%
Expected dividend yield	0.0%	0.0%
Expected option term (years)	6.25	6.25
Expected stock volatility	71.0%	71.0%

The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

The weighted average expected option term reflects the application of the simplified method set forth in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which was issued in March 2005 and is available for options granted prior to December 31, 2007. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

The Company bases its estimate of expected volatility using volatility data from comparable public companies in similar industries and markets because there is currently no public market for the Company’s common stock, and therefore a lack of market based company-specific historical and implied volatility information. The Company intends to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to the Company.

SFAS 123(R) requires that the Company recognize compensation expense for only the portion of options that are expected to vest. In developing a forfeiture rate estimate, the Company considered its historical experience and if necessary, will revise such amounts in subsequent periods if actual forfeitures differ from those estimates. The Company applied a forfeiture rate of 17% in determining stock based compensation expense for the year ended December 31, 2007.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, there was $4,444 and $2,460, respectively, of unrecognized stock compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 3.0 years.

Cash received from stock option exercises during the years ended December 31, 2007 and 2006 was $692 and $194, respectively. The intrinsic value of the shares issued from option exercises in the years ended December 31, 2007 and 2006 was $3,642 and $899, respectively. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.

12.	INCOME TAXES

The components of the Company’s deferred income taxes at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Federal net operating loss carryforward	$17,614	$18,919
State net operating loss carryforward	950	1,334
Other accrued liabilities	636	401
Allowance for doubtful accounts	308	224
Fixed assets	1,138	556
Research and development tax credits	286	989
Deferred rent obligation	2,800	2,218
Deferred revenue	1,685	1,436

	25,417	26,077
Deferred tax liabilities:
Capitalized software development	(735)	(682)
Leasehold improvements	(1,608)	(1,823)

	(2,343)	(2,505)
Less valuation allowance	(23,074)	(23,572)

Net deferred tax assets	$—	$—

The Company has recognized a full valuation allowance to offset the net deferred tax assets as the Company’s history of losses does not support that it is more-likely than not that these assets will be realized. The change in valuation allowance during 2007, 2006 and 2005 was $(498), $666, and $5,314, respectively. The reduction in the 2007 valuation allowance results principally from the utilization of net operating losses to reduce taxable income.

At December 31, 2007, the Company has federal and state net operating loss carryforwards of approximately $51,806 and $16,642, respectively to offset future federal and state taxable income that begin to expire in 2008 and expire at various times through 2026. The Company also has federal and state research and development tax credit carryforwards of approximately $261 and $38, respectively, available to offset future federal and state taxes. Such credits expire at various times through 2022. The utilization of net operating loss and research and development tax credit carryforwards may be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31:

	2007	2006

Income tax computed at federal statutory tax rate	34%	34%
State taxes, net of federal benefit	0%	6%
Change in valuation allowance	(7)%	(7)%
Rate change and prior year adjustments	0%	(29)%
Research and development credits	1%	3%
Permanent differences	(28)%	(5)%
Other	0%	(2)%

Total	(1)%	0%

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2007:

Beginning Uncertain Tax Benefits	$744
Current Year — Decrease of Tax Positions from Prior Years	(134)
Ending Uncertain Tax Benefits	$610

Included in the balance of unrecognized tax benefits at December 31, 2007, are $548 of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company has not accrued any interest or penalties as December 31, 2007.

Unrecognized tax benefits are not expected to significantly increase or decrease within 12 months of December 31, 2007.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With a few minor exceptions based on the history of net operating losses none of the statutes of limitations have been to run and all years are open for examination.

13.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement savings plan (the “401(k) Plan”), under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986, as amended. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and nonforfeitable. The Company may make a discretionary contribution in any year, subject to authorization by the Company’s Board of Directors. During the years ended December 31, 2005 and 2006, the Company did not make any such discretionary contributions. During the year ended December 31, 2007, the Company’s contribution to the Plan was $235.

14.	COMMITMENTS AND CONTINGENCIES

In February 2005, the Company was sued by Billingnetwork Patent, Inc. in Florida federal court alleging infringement of its patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System.” In April 2005, the Company moved to dismiss that case, and oral arguments on that motion were heard by the court in March of 2006. The Company is awaiting further action from the court at athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this time, however the potential outcome of this case is neither probable nor estimable and therefore there is no accrual for such claim recorded at December 31, 2007.

The Company is engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment discrimination claims and challenges to the Company’s intellectual property. The Company believes that it has adequate legal defenses and believes that it is remote that the ultimate dispositions of these actions will have a material effect on the Company’s financial position, results of operations, or cash flows. There are no accruals for such claims recorded at December 31, 2007.

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

15.	RELATED PARTY TRANSACTIONS

On May 24, 2007, the Company entered into a marketing and sales agreement with PSS World Medical Shared Services (“PSS”). Under the terms of the agreement, the Company is required to pay PSS sales commissions based upon the estimated contract value of orders placed with PSS, which will be adjusted 15 months after the go-live date of the service to reflect actual revenue received by the Company from the customer. Subsequent commissions will be based upon a specified percentage of actual revenue generated from orders placed with PSS. The Company has the responsibility to fund $300 toward the establishment of an incentive plan for the PSS sales representatives during the first twelve months of the agreement, as well as co-sponsoring training sessions for PSS sales representatives and conducting on-line education for PSS sales representatives. The term of the agreement is three years with automatic one-year renewals and can be terminated without cause by either party with 120 days notice. In the event of termination, the Company would be required to continue to pay a commission from PSS identified clients for two years, to the extent that the clients continue to use the services of the Company.

On June 29, 2007, certain of the Company’s preferred stockholders sold a portion of their shares to PSS. The Company was obligated to pay certain financial advisor fees in connection with this transaction. Under the terms of the stock purchase agreement, PSS agreed to pay for the Company’s costs incurred in connection with this transaction up to $592. The Company has accounted for the payment of these costs as an expense included in other expense in the statement of operations and a contribution to additional paid-in-capital as these costs were paid by a shareholder.

16.	SUBSEQUENT EVENT

On February 15, 2008, The Company purchased a complex of buildings, including approximately 133 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total cash purchase price of $6,100 from a wholly-owned subsidiary of Bank of America Corporation. We intend to utilize this facility as a second operational service site, and to lease a small portion of the space to commercial tenants.