Form 10-Q
period 2008-03-31
ATHENAHEALTH INC
filed 2008-05-06
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33689

athenahealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3387530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑
     As of May 5, 2008, there were 32,363,125 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls & Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Default Upon Senior Securities	29

Item 4. Submission of Matters To a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	30

SIGNATURES	31
EX-10.41 Employment Agreement by and between the Registrant and Robert M. Hueber
EX-10.42 Employment Agreement by and between the Registrant and Robert L. Cosinuke
EX-10.43 Employment Agreement by and between the Registrant and Nancy G. Brown
EX-31.1 Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
EX-31.2 Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
EX-32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March	December
	31, 2008	31, 2007
Assets
Current assets:
Cash and cash equivalents	$39,968	$71,891
Short-term investments	26,558	—
Accounts receivable, net of allowance of $979 and $775 at March 31, 2008 and December 31, 2007, respectively	16,123	14,155
Prepaid expenses and other current assets	2,313	2,643

Total current assets	84,962	88,689
Property and equipment — net	17,866	11,298
Restricted cash	1,713	1,713
Software development costs — net	1,719	1,851
Other assets	92	85

Total assets	$106,352	$103,636

Liabilities, Convertible Preferred Stock & Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$592	$463
Accounts payable	1,089	1,048
Accrued compensation expenses	6,499	6,451
Accrued expenses	3,473	3,725
Deferred revenue	4,268	4,243
Current portion of deferred rent	1,124	1,029

Total current liabilities	17,045	16,959
Deferred rent, net of current portion	9,473	10,223
Long term debt, net of current portion	1,086	935

Total liabilities	27,604	28,117

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 33,631 shares issued, and 32,353 shares outstanding at March 31, 2008; 33,613 shares issued, and 32,335 shares outstanding at December 31, 2007	336	336
Additional paid-in capital	146,318	144,994
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income	148	72
Accumulated deficit	(66,854)	(68,683)

Total stockholder’s equity	78,748	75,519

Total liabilities and stockholder’s equity	$106,352	$103,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three months ended
	March 31,
	2008	2007
Revenue:
Business services	$27,889	$20,490
Implementation and other	1,866	1,457

Total revenue	29,755	21,947

Expense:
Direct operating	12,787	10,807
Selling and marketing	4,669	4,330
Research and development	2,346	1,819
General and administrative	7,205	4,583
Depreciation and amortization	1,441	1,564

Total expense	28,448	23,103

Operating income (loss)	1,307	(1,156)

Other income (expense):
Interest income	709	117
Interest expense	(23)	(771)
Other income (expense)	18	(860)

Total other income (expense)	704	(1,514)

Income (loss) before income taxes	2,011	(2,670)
Income tax provision	(182)	—

Net income (loss)	$1,829	$(2,670)

Net income (loss) per share — Basic	$0.06	$(0.55)

Net income (loss) per share — Diluted	$0.05	$(0.55)

Weighted average shares used in computing net income (loss) per share
Basic	32,344	4,840
Diluted	34,786	4,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,829	$(2,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,441	1,564
Accretion of debt discount	—	45
Amortization of discounts on investments	(10)	(52)
Non-cash rent expense	657	657
Provision for uncollectible accounts	60	14
Non-cash warrant expense	—	860
Stock compensation expense	1,259	278
Changes in operating assets and liabilities:
Accounts receivable	(2,029)	(680)
Prepaid expenses and other current assets	329	(162)
Accounts payable	81	(630)
Accrued expenses	(204)	(914)
Deferred revenue	25	140
Deferred rent	(1,311)	(848)
Other long-term assets	(6)	34

Net cash provided by (used in) operating activities	2,121	(2,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(251)	(228)
Purchases of property and equipment	(7,668)	(435)
Proceeds from sales and maturities of investments	—	3,627
Purchases of short-term investments	(26,465)	(1,949)

Net cash (used in) provided by investing activities	(34,384)	1,015

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	64	211
Payments on long term debt	(120)	(764)
Proceeds from long term debt	400	387
Proceeds from line of credit	—	1,712
Payments on line of credit	—	(1,250)

Net cash provided by financing activities	344	296

Effects of exchange rate changes on cash and cash equivalents	(4)	3

Net decrease in cash and cash equivalents	(31,923)	(1,050)
Cash and cash equivalents at beginning of period	71,891	4,191

Cash and cash equivalents at end of period	$39,968	$3,141

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payables and accrued expenses	$9	$552

Supplemental disclosures of cash flow information — Cash paid for interest	$36	$511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.
The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after January 1, 2008. We did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008 or subsequently.
In December 2007 the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations, (“SFAS 141”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The effect that the application of SFAS 141(R) may have a material impact on the Company’s financial statements if an acquisition occurs, but the impact will depend upon whether an acquisition is made and will be determined at that time.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional financial statement disclosure about derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact that the adoption of SFAS No. 161 will have on its consolidated financial statements.
3. NET INCOME (LOSS) PER SHARE
The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, warrants, and awards, using the treasury stock method. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three months	Three months
	ended March 31,	ended March 31,
(in thousands except per share amounts)	2008	2007

Net income (loss)	$1,829	$(2,670)
Weighted average shares used in computing basic net income (loss) per share	32,344	4,840

Net income (loss) per share — basic	$0.06	$(0.55)

Net income (loss)	$1,829	$(2,670)
Weighted average shares used in computing basic net income (loss) per share	32,344	4,840
Effect of dilutive securities	2,442	—

Weighted average shares used in computing diluted net income (loss) per share	34,786	4,840

Net income (loss) per share — diluted	$0.05	$(0.55)

The computation of diluted net income (loss) per share does not include 984 options for the three months ended March 31, 2008, because their inclusion would have an anti-dilutive effect on net income per share. For the three months ended March 31, 2007, diluted net loss per share is the same as basic net loss per share, since all potentially dilutive securities are antidilutive.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows for the three months ended March 31:

	2008	2007
Net income (loss)	$1,829	$(2,670)
Unrealized holding gain on available-for-sale investments	83	36
Foreign currency translation adjustment	(7)	—

Total comprehensive income (loss)	$1,905	$(2,634)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. Effective January 1, 2008, the Company adopted SFAS 157 on a prospective basis. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.
Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. The initial adoption of SFAS 157 did not have a material effect on our financial condition or results of operations.
The following tables present information about our assets that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily-available pricing sources for comparable instruments. As of March 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets). The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2008:

	Fair Value Measurements At March 31, 2008 Using
	Level 1	Level 2	Level 3	Total

Available-for-sale investments:
Commerical paper	$—	$14,661	$—	$14,661
U.S. Government-Backed Securities	11,897	—	—	11,897

Total short-term investments	$11,897	$14,661	$—	$26,558

U.S. government-backed securities and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. Scheduled maturity dates of U.S. government-back securities and commercial paper as of March 31, 2008, were within one year and therefore investments were classified as short-term. Realized gains and losses on sales of these investments were not material for the periods presented. Unrealized holding gains and losses are included in other comprehensive income. The Company held no investments at December 31, 2007.
6. FIXED ASSETS
On February 15, 2008, the Company purchased a complex of buildings totaling 186,000 square feet, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total price of $6,197 from a wholly-owned subsidiary of Bank of America Corporation. We intend to utilize the office space of this facility as a second operational service site, and to lease a small portion of the space to commercial tenants. The building will be depreciated over 30 years. The Company allocated $800 of the purchase price to land and $5,397 to the buildings. Property and equipment consist of the following:

	March 31,	December 31,
	2008	2007
Equipment	$10,242	$9,550
Furniture and fixtures	3,015	2,864
Leasehold improvements	9,418	9,335
Purchased software	4,162	3,916
Land	800	—
Building	5,397	—
Construction-in-progress	478	225

Total property and equipment, at cost	33,512	25,890
Accumulated depreciation	(15,646)	(14,592)

Property and equipment, net	$17,866	$11,298

Depreciation expense on property and equipment was $1,057 and $1,227 for the three months ended March 31, 2008 and 2007, respectively.
7. LINE OF CREDIT
The Company has a revolving line of credit (“LOC”) with a bank, which has a maximum available borrowing amount of $10,000 at March 31, 2008 and is scheduled to mature in August 2008. The LOC contains certain financial and nonfinancial covenants. As of March 31, 2008, principal outstanding under the LOC accrued interest at a per-annum rate equal to the bank’s prime rate. The Company is required to pay a commitment fee equal to 0.125% of the average of the unused portion of the LOC, which is payable quarterly in arrears and recorded as additional interest expense. Under this agreement, we may not borrow more than 80% of our accounts receivable that are less than 90 days old and no receivables in excess of 25% of our total accounts receivable may be included in that borrowing limit. Use of this facility is also permitted only when our adjusted quick ratio is at or greater than 0.9, defined as cash, cash equivalents, investments and accounts receivable over current liabilities excluding deferred revenue. At December 31, 2007 and March 31, 2008, the balance outstanding on the LOC balance was $0.
The interest rate in effect at March 31, 2008 was 5.25% and the available borrowings under the LOC at March 31, 2008 were $10,000.

8. DEBT
In June 2007, the Company entered into a $6,000 master loan and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to be reimbursed for eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each borrowing is payable in 36 equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. At March 31, 2008, the Company had $1,678 outstanding under the Equipment Line. The weighted average interest rate on the Equipment Line at March 31, 2008, and December 31, 2007, was 5.6%.
The summary of outstanding debt is as follows:

	As of March 31,	As of December 31,
	2008	2007
Equipment lines of credit	1,678	1,398
Less current portion of long term debt	(592)	(463)

Long-term debt, net of current portion	$1,086	$935

Interest paid was $511 and $36 for the three months ended March 31, 2007 and March 31, 2008, respectively.
9. STOCK-BASED COMPENSATION
The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive awards, or make direct purchases of shares of the Company’s common stock. On July 26, 2007, the Board of Directors and the Company’s shareholders approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”) effective as of the close of the Company’s IPO which occurred on September 25, 2007. The Board of Directors authorized 1,000 shares in addition to any shares forfeited under the Company’s 2000 Stock Option Plan. Options granted under the plan may be incentive stock options or nonqualified options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the Plan. The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) that number of shares as is necessary such that the total number of shares reserved and available for issuance under the 2007 Stock Option Plan shall equal 5.0% of the number of then-outstanding shares of stock and of the preceding December 31 and (ii) a number as determined by the Board of Directors. On January 1, 2008, under the “evergreen provision” of the 2007 Stock Option Plan, an additional 611 shares were made available for future grant under the 2007 Stock Option Plan.
On August 31, 2007 the Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by shareholders. A total of 500 shares of common stock have been reserved for future issuance to participating employees under the 2007 ESPP. Employees may authorize deductions from 1% to 10% of compensation for each payroll period during the offering period up to $12.5 during each offering period. On February 8, 2008 the Board of Directors approved an amendment to the Company’s 2007 ESPP. Under the terms of the amendment to the 2007 ESPP, the purchase price shall be equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the offering period or (2) the last day of the offering period. All shares issued through the 2007 ESPP are subject to a one year holding period starting from the last day of each offering period. During this holding period the shares issued through the 2007 ESPP may not be sold, exchanged, assigned, transferred or otherwise disposed. The initial offering period under the 2007 ESPP began March 1, 2008 and each offering period is six months. The expense to the Company for the three months ended March 31, 2008, was not significant.

Under the terms of their employment agreements, certain executives were due to receive options to purchase common stock upon the achievement of specified Company milestones. Options for the purchase of 230 shares of common stock were to be granted to these executives upon achievement of the milestone at exercise prices equal to the fair value of the Company’s common stock on the grant date. In accordance with the transition provisions under the prospective method of SFAS 123(R), these options continue to be accounted for under APB 25, whereby compensation expense is recognized in an amount equal to the excess of the fair value over the exercise price of the award. The Company had achieved these milestones as of December 31, 2007. Under the terms of these awards, the exercise price was equal fair value at the grant date and therefore no compensation expense has been recognized to date. On February 15, 2008, the compensation committee approved these options with an exercise price equal to the fair market value of the Company’s closing common stock on March 3, 2008 of $32.72.
At March 31, 2008, there were approximately 651 shares available for grant under the Company’s stock award plans.
A summary of the status of our stock option plan at March 31, 2008, and the changes during the three months then ended is presented in the table below:

		Weighted-	Weighted-Average	Aggregate
		Average Exercise	Remaining Contractual	Instrinsic
	Shares	Price	Term (in years)	Value
Outstanding — January 1, 2008	2,889	$4.00
Granted	975	33.30
Exercised	(18)	3.67
Forfeited	(9)	5.71

Outstanding — at March 31, 2008	3,837	$3.91	7.6	$56,392

Exercisable — at March 31, 2008	2,761	$3.57	6.9	$50,820

Vested and expected to vest at March 31, 2008	3,449	$10.47	7.4	$45,508

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on March 31, 2008 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. As of March 31, 2008, there was $16,222 of total unrecognized stock-based compensation expense related to stock options granted under the 2007 Stock Option Plan. The expense is expected to be recognized over a weighted-average period of 3.5 years. The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 was $17.53. The intrinsic value of stock options exercised for the three months ended March 31, 2008 was $507 and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 are as follows (no amounts were capitalized):

	Three months ended	Three months ended
Stock-based compensation charged to:	March 31, 2008	March 31, 2007
Direct operating	$97	$43
Selling and marketing	309	35
Research and development	303	36
General and administrative	550	164

Total	$1,259	$278

The Company values stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its IPO in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations for the three months ended March 31, 2008 and 2007. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed below. The weighted average expected option term reflects the application of the simplified method set forth in the SEC Staff Accounting Bulletin No. 107, which was issued in March 2005 and is available for options granted prior to December 31, 2007. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. In December 2007, the SEC issued SAB 110, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We have continued to utilize this methodology for the three months ended March 31, 2008 due to the short length of time our common stock has been publicly traded. The risk free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Risk-free interest rate	2.7% to 3.4%	4.54%
Expected dividend yield	0.0%	0.0%
Expected option term (years)	6.25	6.25
Expected stock volatility	51.0%	71.0%
10. INCOME TAXES
The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $182 for the three months ended March 31, 2008. The Company did not record a provision for income taxes for the three months ended March 31, 2007, as the Company was in a loss position and no benefit was recorded. The Company used an estimated annual tax rate to calculate the quarterly tax provision.
As of March 31, 2008 the Company has a FASB Interpretation No. 48 (“FIN 48”) uncertain tax positions of $610 of which $609 was recorded as a reduction in recognized deferred tax asset for unrecognized tax. The Company has recognized a full valuation allowance to offset the net deferred tax assets as the Company’s history of losses does not support that it is more-likely than not that these assets will be realized.

The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The 1999 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008, interest or penalties related to uncertain tax positions accrued by the Company was not material. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until the Company begins utilizing its net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts.
11. COMMITMENTS AND CONTINGENCIES
We have been sued by Billingnetwork Patent, Inc. in a patent infringement case (Billingnetwork Patent, Inc. v. athenahealth, Inc., Civil Action No. 8:05-CV-205-T-17TGW United States District Court for the Middle District of Florida). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System” and it seeks an injunction enjoining infringement, treble damages and attorneys’ fees. We have moved to dismiss that case, and arguments on that motion were heard by the court in March 2006. There have been no material proceedings in the matter since that time. We are currently awaiting further action from the court on the pending motion, and the court has scheduled a conference in May 2008 to resolve outstanding procedural matters, including motions. We believe we have meritorious defenses to the complaint and intend to contest it vigorously.
In addition, we are subject to other legal proceedings, claims and litigation from time to time arising out of our business activities undertaken in the ordinary course of business. Defending these requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows. There are no accruals for such claims recorded at March 31, 2008.
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

12. SUBSEQUENT EVENT
On April 4, 2008, the Company invested $250 in preferred stock of a newly formed company which will operate in the healthcare information and services industry. Two of our directors, Todd Park and Bryan Roberts, are also members of the board of directors of this new corporation. Mr. Park invested $417 and venture funds affiliated with Venrock Associates, a beneficial owner of more than 5% of our voting securities, invested $333 in the new corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007, under the heading “Part I – Item IA. Risk Factors.” The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected.
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
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2008.
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
     In 2007, we generated revenue of $100.8 million from the sale of our services compared to $75.8 million in 2006. For the three months ended March 31, 2008 we generated revenue of $29.8 million versus $21.9 million for the three months ended March 31, 2007. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation and infrastructure. Despite increased spending in these areas, higher revenue and lower direct operating expense as a percentage of revenue have led to smaller net losses and net income for the three months ended March 31, 2008.
     Our revenue is predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts and the collections of these physicians. To provide these services we incur expense in several categories, including direct operating, selling and marketing, research and development, general and administrative and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities and our infrastructure. As our revenues have grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience an increase in operating margin. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.
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
Software Development Costs
     We account for software development costs for internal use under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, costs related to the preliminary project stage of subsequent versions of athenaNet and/or other technology are expensed as incurred. Costs incurred in the application development stage are capitalized and are amortized over the software’s estimated economic life of two years. Costs related to maintenance of athenaNet and/or other technology are expensed as incurred. In 2007, approximately 85% of our software development expenditures were expensed rather than capitalized based upon the stage of development of the software. In the three months ended March 31, 2008, approximately 90% of our software development expenditures were expensed rather than capitalized.
Stock-Based Compensation
     Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we grant stock options with exercise prices equal to or above the estimated fair value of our common stock. The option exercise prices and fair value of our common stock was determined by our management and Board of Directors. Accordingly, no compensation expense was recorded for options issued to employees prior to January 1, 2006 in fixed amounts and with fixed exercise prices at least equal to the fair value of our common stock at the date of grant.
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
     We have recorded stock-based compensation under SFAS 123(R) using the prospective transition method and accordingly, will continue to account for awards granted prior to the adoption date of SFAS 123(R) following the provisions of APB Opinion No. 25. Prior periods have not been restated. For awards granted after January 1, 2006, we have elected to recognize compensation expense for awards with service conditions on a straight line basis over the requisite service period. Prior to the adoption of SFAS 123(R), we used the straight-line method of recognition for all awards. For the three months ended March 31, 2008 and 2007, we recorded $1.3 million and $0.3 million in stock-based compensation expense, respectively. As of March 31, 2008 the future expense of non-vested options of approximately $16.2 million is to be recognized through 2012.
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
     We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2007 and March 31, 2008, we had a full valuation allowance against our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Financial Operations Overview
     Revenue.We derive our revenue from two sources: from business services associated with our revenue cycle and clinical cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the implementation of our services and for ongoing training and related support services. Business services accounted for approximately 94% and 93% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the size, complexity and other characteristics of the practice, plus a per statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by: the number of physician practices we serve; the number of physicians working in those physician practices; the volume of activity and related collections of those physicians; which is largely a function of the number of patients seen or procedures performed by the practice, the medical specialty in which the practice operates and the geographic location of the practice; and our contracted rates. There is moderate seasonality in the activity level of physician offices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients of about 30-50 days later. None of our clients accounted for more than 5% of our total revenues for the three months ended March 31, 2008.
     Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenues as we further increase the percentage of transactions that are resolved on the first attempt. In addition, over the longer term, we expect to increase our overall level of automation and to reduce our direct operating expense as a percentage of revenues as we become a larger operation, with higher volumes of work in particular functions, geographies and medical specialties. Starting in 2007, we include in direct operating expense the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification and other services. We also expect these expenses to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will also be driven by increased levels of automation and economies of scale. Direct operating expense does not include allocated amounts for rent, depreciation and amortization.
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
     Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of revenue as new services and more mature products require incrementally less new research and development investment. For our revenue cycle related application development, we expense all of the development costs because we believe the development is substantially complete. For our clinical cycle related application development, we capitalized nearly all of the related costs during the three months ended March 31, 2008 and 2007, which capitalized costs represented approximately 10% of our total research and development expenditures in the three months ended March 31, 2008 and approximately 11% in the three months ended March 31, 2007. These capitalized expenditures began to amortize in 2008 when we began to implement our services to clients who are not part of our beta-testing program.
     General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities) and insurance, as well as software license fees and outside professional fees for accountants, lawyers and consultants and temporary employees. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth and incur additional expense related to being a publicly traded company. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of overall revenues.
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
     Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, our equipment-related term loans and our subordinated term loan, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents and short-term investments. The loss on warrant liability represents the change in the fair value of our warrants to purchase shares of our preferred stock at the end of each reporting period. This warrant liability accounting ceased upon the completion of the Company’s initial public offering in September 2007 at which time the warrants became exercisable into common stock and the liability was reclassified to additional paid-in-capital.

Results of Operations
Comparison of the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Business services	$27,889	$20,490	$7,399	36%
Implementation and other	1,866	1,457	409	28%

Total	$29,755	$21,947	$7,808	36%

     Revenue. Total revenue from business services for the three months ended March 31, 2008 was $29.8 million, an increase of $7.8 million, or 36%, over revenue of $22.0 million for the three months ended March 31, 2007. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended March 31, 2008 was $27.9 million, an increase of $7.4 million, or 36%, over revenue of $20.5 million for the three months ended March 31, 2007. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at March 31, 2008 was 9,810, an increase of 2,171 or 28%, from 7,639 physicians at March 31, 2007. Also contributing to this increase was the growth in related collections on behalf of these physicians. Total collections generated by these providers which was posted for the three months ended March 31, 2008 was $0.8 billion an increase of $0.2 billion, or 33%, over posted collections of $0.6 billion for the three months ended March 31, 2007.
     Implementation and Other Revenue. Revenue from implementations and other sources was $1.9 million for the three months ended March 31, 2008, an increase of $0.4 million, or 28%, over revenue of $1.5 million for the three months ended March 31, 2007. This increase was driven by new client implementations and increased professional services for our larger client base. In the three months ended March 31, 2008, approximately 59 new accounts were implemented, an increase of 28 accounts, or 90%, over 31 new accounts implemented in the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating expenses	$12,787	$10,807	$1,980	18%
     Direct Operating Expense. Direct operating expense for the three months ended March 31, 2008 was $12.8 million, an increase of $2.0 million, or 18%, over costs of $10.8 million for the three months ended March 31, 2007. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The amount of collections processed for the three months ended March 31, 2008 was $0.8 billion, which was 33% higher than the $0.6 billion of collection processed for the three months ended March 31, 2007. The increase in collections increased at a higher rate than the increase in the related direct operating expenses as we benefited from economies of scale.

	Three Months Ended March 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$4,669	$4,330	$339	8%
Research and development	2,346	1,819	527	29%
General and administrative	7,205	4,583	2,622	57%
Depreciation and amortization	1,441	1,564	(123)	(8%)

Total	$15,661	$12,296	$3,365	27%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended March 31, 2008 was $4.7 million, an increase of 8% over costs of $4.3 million for the three months ended March 31, 2007. This increase was primarily due to increases in stock compensation expense of $0.3 million and an increase in salaries and benefits of $0.3 million due to an increase in headcount. This is partially offset by a decrease in marketing expenses of $0.3 million.
     Research and Development Expense. Research and development expense for the three months ended March 31, 2008 was $2.3 million, an increase of $0.5 million, or 29%, over research and development expense of $1.8 million for the three months ended March 31, 2007. This increase was primarily due to $0.2 million increase in salaries and benefits due to an increase in headcount and $0.3 million increase in stock compensation expense.
     General and Administrative Expense. General and administrative expense for the three months ended March 31, 2008 was $7.2 million, an increase of $2.6 million, or 57%, over general and administrative expenses of $4.6 million for the three months ended March 31, 2007. This increase was primarily due to $1.5 million increase in salaries and benefits related expenses due to an increase in headcount, a $0.4 million increase in stock compensation expense, and a $0.4 million related to costs associated with a cancelled follow-on stock offering. Legal, audit, insurance and consulting expenses also increased $0.3 million due to costs related to being a public company.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2008 was $1.4 million, a decrease of 8% from depreciation and amortization of $1.6 million for the three months ended March 31, 2007. This decrease was primarily due to the lower amortization expense relating to our capitalized software development costs, which is the result of previously capitalized costs becoming fully amortized during 2007 and 2008.
     Other income (expense). Interest income for the three months ended March 31, 2008 was $0.7 million, an increase of $0.6 million from interest income of $0.1 million for the three months ended March 31, 2007. The increase was directly related to the higher cash balance during 2008.

Interest expense for the three months ended March 31, 2008 was less than $0.1 million, a decrease from interest expense of $0.8 million for the three months ended March 31, 2007. The decrease is related to a decrease in bank debt, a working capital line of credit and an equipment line of credit during the fourth quarter of 2007. The loss on warrant liability for the three months ended March 31, 2007 was $0.9 million, as a result of the change in the fair value of the warrants. This change in the fair value of the warrant is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $7.20 per share as of December 31, 2006 to $9.30 per share at March 31, 2007. These warrants converted to warrants to purchase shares of common stock upon the consummation of our initial public offering, at which time the existing liability was reclassified to additional paid-in-capital. There was no expense related to the warrant liability in 2008.
     Income tax provision. We recorded a provision for income taxes for the three months ended March 31, 2008, of approximately $0.2 million which represents state income tax expense and federal income tax under the alternative minimum tax (“AMT”) method. Because we expect to record income tax expense for the year ended December 31, 2008, for state income taxes and under the federal AMT method, we have provided income tax expense for the three months ended March 31, 2008, using the expected effective tax rate for the entire year. We did not record a provision for income taxes for the three months ended March 31, 2007, as we were in a loss position during the period.
Liquidity and Capital Resources
     Since our inception, we have funded our growth primarily through the private sale of equity securities, totaling approximately $50.6 million as well as through long-term debt, working capital, equipment-financing loans and the completion of an initial public offering that provided net proceeds of approximately $81.3 million. As of March 31, 2008, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $66.5 million. Our total indebtedness was $1.7 million at March 31, 2008 and was comprised of loans for equipment lines.
     Cash provided by operating activities during the three months ended March 31, 2008 was $2.1 million and consisted of a net income of $1.8 million and $3.1 million utilized by working capital and other activities. This is offset by positive non-cash adjustments of $1.4 million related to depreciation and amortization expense, $1.3 million in non-cash stock compensation expense, and $0.7 million of non-cash rent expense. Cash used by working capital and other activities was primarily attributable to a $0.2 million decrease in accrued expense, a $1.3 million decrease in deferred rent, a $2.0 million increase in accounts receivable, $0.3 million decrease in prepaid expenses and other current assets and a $0.1 million increase in accounts payable.
     Cash used in operating activities during the three months ended March 31, 2007 was $2.4 million and consisted of a net loss of $2.7 million and $3.1 million utilized by working capital and other activities, offset by positive non-cash adjustments of $1.6 million related to depreciation and amortization expense and $0.7 million of non-cash rent expense. Cash used by working capital and other activities was primarily attributable to a $0.8 million decrease in deferred rent and a $0.7 million decrease in accounts receivable, offset in part by a $0.9 million decrease in accrued expense, a $0.6 million decrease in accounts payable and a $0.1 million increase in deferred revenue.
     Net cash used by investing activities was $34.4 million for the three months ended March 31, 2008, which consisted of purchases of investments of $26.5 million, purchases of plant, property and equipment of $7.7 million and expenditures for internal development of the

athenaClinicals application of $0.3 million. Net cash generated in investing activities was $1.0 million during the three months ended March 31, 2007 primarily consisting of purchases of property and equipment of $0.4 million, purchases of investments of $1.9 million, and capitalized software development costs of $0.2 million, offset in part by proceeds from the sales and maturities of investments of $3.6 million.
     Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2008. The majority of the cash provided in the period resulted from the $0.4 million in draws on our equipment line offset by $0.1 million in payments on debt. The remaining portion relates to proceeds from the exercise of stock options during the period. Net cash provided by financing activities was $0.3 million during three months ended March 31, 2007, consisting primarily of $0.4 million of net borrowings under a bank term loan, $0.5 million of net borrowings under a line of credit and the remaining $0.2 million relates to proceeds from the exercise of stock options during the period.
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
     We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the electronic medical records (“EMR”) component of athenaNet, which is the platform for our athenaClinicals offering, we capitalize nearly all software development. In the three months ended March 31, 2008, we capitalized $7.7 million in plant, property and equipment and $0.3 million in software development. In the three months ended March 31, 2007, we capitalized $0.4 million of property and equipment and $0.2 million of software development. We currently anticipate making aggregate capital expenditures of approximately $7.0 million over the next twelve months.

Credit Facilities
Line of Credit
     We have a revolving loan and security agreement with a bank, which has a maximum available borrowing amount of $10.0 million at March 31, 2008, and matures in August 2008. Borrowings under the agreement are limited by our outstanding accounts receivable balance, and may be further limited by accounts receivable concentrations. Under this agreement, we may not borrow more than 80% of our accounts receivable that are less than 90 days old and no receivables in excess of 25% of our total accounts receivable may be included in that borrowing limit. Use of this facility is also permitted only when our adjusted quick ratio is at or greater than 0.9, defined as cash, cash equivalents, investments and accounts receivable over current liabilities excluding deferred revenue. The agreement is collateralized by a first security interest in receivables, deposit accounts and investments of athenahealth that have not been pledged as collateral under previous outstanding loan agreements and a second priority interest in intellectual property. Principal amounts outstanding under the agreement accrues interest at a per annum rate equal to the bank’s prime rate. We had no amounts outstanding under this agreement at March 31, 2008 and December 31, 2007, respectively. The available borrowing under the agreement at March 31, 2008 was $10.0 million.
Equipment Lines of Credit
     As of March 31, 2008, there was a total of $1.7 million in aggregate principal amount outstanding under an equipment line financing agreement with a finance company. These amounts are secured by specific equipment, they accrue interest at a weighted average rate of 5.6% per annum and they are payable on a monthly basis through March 2011.
Contractual Obligations
     We have contractual obligations under our bank debt, a working capital line of credit and an equipment line of credit. We also maintain operating leases for property and certain office equipment. The following table summarizes our long-term contractual obligations and commitments as of March 31, 2008 (in thousands):

	Payments Due by Period
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Long-term debt	$1,678	$592	$1,086	$—	$—
Operating lease obligations	$39,498	4,818	10,270	10,543	13,867

Total	$41,176	$5,410	$11,356	$10,543	$13,867

     The working capital line and the portion of equipment lines of credit included in long-term debt are described above under “Credit Facilities.” The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts corporate headquarters and our Chennai, India subsidiary location.

Off-Balance Sheet Arrangements
     As of March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service provider Vision Healthsource for work performed in India, is denominated in any currency other than the U.S. dollar. For the three months ended March 31, 2008, 1.0% of our expenses occurred in our direct subsidiary in Chennai, India and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $66.5 million at March 31, 2008. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     We have a line of credit which bears interest based upon the prime rate. At March 31, 2008, there were no amounts outstanding under this borrowing arrangement; however, we can draw up to $10.0 million under this line of credit at any time. If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls & Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2008 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control
     We are not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm until our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have been sued by Billingnetwork Patent, Inc. in a patent infringement case (Billingnetwork Patent, Inc. v. athenahealth, Inc., Civil Action No. 8:05-CV-205-T-17TGW United States District Court for the Middle District of Florida). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System” and it seeks an injunction enjoining infringement, treble damages and attorneys’ fees. We have moved to dismiss that case, and arguments on that motion were heard by the court in March 2006. There have been no material proceedings in the matter since that time. We are currently awaiting further action from the court on the pending motion, and the court has scheduled a conference in May to resolve outstanding procedural matters, including motions. We believe we have meritorious defenses to the complaint and intend to contest it vigorously.
     In addition, we are subject to other legal proceedings, claims and litigation from time to time arising out of our business activities undertaken in the ordinary course of business. Defending these requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended December 31, 2007, under the heading “Part I –Item IA. Risk Factors.”, together with all of the other information in this filing, including the consolidated financial statements and the related notes appearing in this and other filings that we have made with the SEC, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
During the three months ended March 31, 2008, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
Not applicable.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Submission of Matters To a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
     (a) Exhibits.

Exhibit
Number	Description	Reference
10.41	Employment Agreement by and between the Registrant and Robert M. Hueber	Filed herewith

10.42	Employment Agreement by and between the Registrant and Robert L. Cosinuke	Filed herewith

10.43	Employment Agreement by and between the Registrant and Nancy G. Brown	Filed herewith

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2008.

athenahealth, Inc.
By:	/S/ Jonathan Bush
Jonathan Bush
Chief Executive Officer (Principal Executive Officer)

By:	/S/ Carl B. Byers
Carl B. Byers
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 6, 2008