Form 10-Q
period 2008-06-30
ATHENAHEALTH INC
filed 2008-08-05
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2008, there were 32,719,313 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	June	December
	30, 2008	31, 2007
Assets
Current assets:
Cash and cash equivalents	$24,602	$71,891
Short-term investments	49,447	—
Accounts receivable, net of allowance of $1,018 and $775 at June 30, 2008 and December 31, 2007, respectively	17,406	14,155
Prepaid expenses and other current assets	2,257	2,643

Total current assets	93,712	88,689
Property and equipment — net	18,682	11,298
Restricted cash	1,713	1,713
Software development costs — net	1,617	1,851
Other assets	327	85

Total assets	$116,051	$103,636

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$852	$463
Accounts payable	1,042	1,048
Accrued compensation expenses	9,617	6,451
Accrued expenses	4,297	3,725
Deferred revenue	5,115	4,243
Current portion of deferred rent	1,145	1,029

Total current liabilities	22,068	16,959
Deferred rent, net of current portion	9,220	10,223
Long-term debt, net of current portion	1,489	935

Total liabilities	32,777	28,117

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 33,980 shares issued, and 32,702 shares outstanding at June 30, 2008; 33,613 shares issued, and 32,335 shares outstanding at December 31, 2007	340	336
Additional paid-in capital	148,089	144,994
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income	120	72
Accumulated deficit	(64,075)	(68,683)

Total stockholders’ equity	83,274	75,519

Total liabilities and stockholders’ equity	$116,051	$103,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Business services	$31,190	$22,778	$59,079	$43,268
Implementation and other	1,783	1,715	3,649	3,172

Total revenue	32,973	24,493	62,728	46,440

Expense:
Direct operating	14,076	11,361	26,863	22,168
Selling and marketing	5,364	3,984	10,033	8,314
Research and development	2,596	1,780	4,942	3,599
General and administrative	6,580	4,988	13,785	9,571
Depreciation and amortization	1,589	1,484	3,030	3,048

Total expense	30,205	23,597	58,653	46,700

Operating income (loss)	2,768	896	4,075	(260)

Other income (expense):
Interest income	396	97	1,105	214
Interest expense	(105)	(851)	(128)	(1,622)
Other income (expense)	31	(3,556)	49	(4,416)

Total other income (expense)	322	(4,310)	1,026	(5,824)

Income (loss) before income taxes	3,090	(3,414)	5,101	(6,084)
Income tax provision	(311)	—	(493)	—

Net income (loss)	$2,779	$(3,414)	$4,608	$(6,084)

Net income (loss) per share — Basic	$0.09	$(0.68)	$0.14	$(1.23)

Net income (loss) per share — Diluted	$0.08	$(0.68)	$0.13	$(1.23)

Weighted average shares used in computing net income (loss) per share
Basic	32,485	5,026	32,414	4,934
Diluted	34,730	5,026	34,758	4,934
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,608	$(6,084)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,030	3,048
Accretion of debt discount	—	89
Amortization of discounts on investments	(221)	(74)
Non-cash rent expense	1,314	1,314
Provision for uncollectible accounts	214	279
Valuation of preferred stock warrants	—	(33)
Non-cash warrant expense	—	3,755
Financial advisor fees paid by shareholder	—	592
Stock compensation expense	2,401	604
Loss on disposal of property and equipment	(8)	98
Changes in operating assets and liabilities:
Accounts receivable	(3,466)	(2,936)
Prepaid expenses and other current assets	385	366
Accounts payable	34	(444)
Accrued expenses	3,737	243
Deferred revenue	872	807
Deferred rent	(2,201)	(1,700)
Other long-term assets	9	(17)

Net cash provided by (used in) operating activities	10,708	(93)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(602)	(520)
Purchases of property and equipment	(9,622)	(1,465)
Proceeds from sales and maturities of investments	—	7,353
Purchase of investment in unconsolidated subsidiary	(250)	—
Proceeds from sales of equipment	12	—
Purchases of short-term investments	(49,154)	(1,949)
Decrease in restricted cash	—	600

Net cash (used in) provided by investing activities	(59,616)	4,019

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	698	535
Deferred offering costs	—	(973)
Payments on long term debt	(271)	(1,622)
Proceeds from long term debt	1,214	4,548
Proceeds from line of credit	—	5,914
Payments on line of credit	—	(4,150)

Net cash provided by financing activities	1,641	4,252

Effects of exchange rate changes on cash and cash equivalents	(22)	42

Net increase (decrease) in cash and cash equivalents	(47,289)	8,220
Cash and cash equivalants at beginning of period	71,891	4,191

Cash and cash equivalants at end of period	$24,602	$12,411

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payables and accrued expenses	$7	$165

Supplemental disclosures of cash flow information — Cash paid for interest	$133	$1,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.
The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2008.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value may be elected on an instrument-by-instrument basis, with limited exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 was effective beginning after January 1, 2008. We did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008 or subsequently.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”),

which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes to a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements. The Company does not have any non-controlling interest in its consolidated subsidiaries.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional financial statement disclosure about derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact that the adoption of SFAS No. 161 will have on its consolidated financial statements. The Company does not have any derivative instruments as of June 30, 2008.
3. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, warrants, and awards. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the period and calculated as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive to earnings per share.
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
(in thousands except per share amounts)	2008	2007	2008	2007
Net income (loss)	$2,779	$(3,414)	$4,608	$(6,084)

Weighted average shares used in computing basic net income (loss) per share	32,485	5,026	32,414	4,934

Net income (loss) per share — basic	$0.09	$(0.68)	$0.14	$(1.23)

Net income (loss)	$2,779	$(3,414)	$4,608	$(6,084)

Weighted average shares used in computing basic net income (loss) per share	32,485	5,026	32,414	4,934
Effect of dilutive securities	2,245	—	2,344	—

Weighted average shares used in computing diluted net income (loss) per share	34,730	5,026	34,758	4,934

Net income (loss) per share — diluted	$0.08	$(0.68)	$0.13	$(1.23)

The computation of diluted net income (loss) per share does not include 1,174 options for both the three and six months ended June 30, 2008, because their inclusion would have an anti-dilutive effect on net income per share. For the three and six months ended June 30, 2007, diluted net loss per share is the same as basic net loss per share, since the effects of all potentially dilutive securities are antidilutive. For the three and six months ended June 30, 2007 all potentially dilutive securities are anti-dilutive. Stock options of 3,010, common stock warrants of 75, preferred stock warrants of 560 and convertible preferred stock of 21,531 have been excluded because their inclusion would have an anti-dilutive effect on net loss per share.
4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30, 2008	Ended June 30, 2007	Ended June 30, 2008	Ended June 30, 2007
Net income (loss)	$2,779	$(3,414)	$4,608	$(6,084)
Unrealized holding gain (loss) on available-for-sale investments	(12)	(2)	71	34
Foreign currency translation adjustment	(15)	61	(23)	61

Total comprehensive income (loss)	$2,752	$(3,355)	$4,656	$(5,989)

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
The following tables present information about our financial assets that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily-available pricing sources for comparable instruments. The fair values determined by Level 3 inputs are any assets or liabilities unobservable values which are supported by little or no market activity. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2008:

	Fair Value Measurements At June 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Commerical Paper	$—	$33,120	$—	$33,120
U.S. Government Backed Securities	—	16,327	—	16,327

Total short-term investments	$—	$49,447	$—	$49,447

U.S. government backed securities and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. Scheduled maturity dates of U.S. government backed securities and commercial paper as of June 30, 2008, were within one year and therefore investments were classified as short-term. Realized gains and losses on sales of these marketable investments were not material for the periods presented. Unrealized gains and losses are included in other comprehensive income. The Company held no investments at December 31, 2007.
6. FIXED ASSETS
On February 15, 2008, the Company purchased a complex of buildings totaling 186,000 square feet, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total price of $6,197 from a wholly-owned subsidiary of Bank of America Corporation. We are using the office space of this facility as a second operational service site, and are leasing a small portion of the space to commercial tenants. The building is being depreciated over 30 years. The Company allocated $800 of the purchase price to land and $5,397 to the buildings. Property and equipment consist of the following:

	June 30,	December 31,
	2008	2007
Equipment	$7,215	$9,550
Furniture and fixtures	810	2,864
Leasehold improvements	9,419	9,335
Purchased software	2,866	3,916
Land	800	—
Building and building related improvements	6,433	—
Construction in progress	623	225

Total property and equipment, at cost	28,166	25,890
Accumulated depreciation	(9,484)	(14,592)

Property and equipment, net	$18,682	$11,298

During the three and six months ended June 30, 2008, the Company wrote off fully depreciated assets totaling approximately $7,190. Since the assets were fully depreciated and no longer in service, there was no impact on the statement of operations.
7. DEBT
In June 2007, the Company entered into a $6,000 master loan and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to be reimbursed for eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each borrowing is payable in 36 equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. At June 30, 2008, the Company had $2,341 outstanding under the Equipment Line. The weighted average interest rate on the Equipment Line at June 30, 2008, and December 31, 2007, was 5.6%.
The summary of outstanding debt is as follows:

	As of June 30,	As of December 31,
	2008	2007
Equipment lines of credit	$2,341	$1,398
Less current portion of long-term debt	(852)	(463)

Long-term debt, net of current portion	$1,489	$935

8. STOCK-BASED COMPENSATION
The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive awards, or make direct purchases of shares of the Company’s common stock. In 2007, the Board of Directors and the Company’s shareholders approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”) effective as of the close of the Company’s initial public offering which occurred on September 25, 2007. The Board of Directors authorized 1,000 shares in addition to any shares forfeited under the

Company’s 2000 Stock Option Plan. Options granted under the plan may be incentive stock options or nonqualified options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the Plan. On January 1, 2008, under the “evergreen provision” of the 2007 Stock Option Plan, an additional 611 shares were made available for future grant under the 2007 Stock Option Plan.
In 2007, the Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by shareholders. A total of 500 shares of common stock have been reserved for future issuance to participating employees under the 2007 ESPP. The initial offering period under the 2007 ESPP began March 1, 2008 and each offering period is six months. The expense to the Company for the three and six months ended June 30, 2008, was not significant.
At June 30, 2008, there were approximately 496 shares available for grant under the Company’s stock award plans.
A summary of the status of our stock option plans at June 30, 2008, and the changes during the six months then ended, is presented in the table below:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Instrinsic Value
Outstanding — January 1, 2008	2,889	$4.00
Granted	1,212	$32.51
Exercised	(367)	$1.90
Forfeited	(93)	$20.39

Outstanding — at June 30, 2008	3,641	$13.29	7.6	$65,995

Exercisable — at June 30, 2008	2,407	$6.62	6.8	$58,556

Vested and expected to vest at June 30, 2008	3,241	$12.18	7.4	$60,219

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on June 30, 2008 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. As of June 30, 2008, there was $17,659 of total unrecognized stock-based compensation expense related to stock options granted under the 2007 Stock Option Plan. The expense is expected to be recognized over a weighted-average period of 3.4 years. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2008 was $15.11 and $16.95, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2007 was $6.32 and $5.08, respectively. The intrinsic value of stock options exercised for the three and six months ended June 30, 2008 was $9,756 and $10,266, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.
Stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 are as follows (no amounts were capitalized):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Stock-based compensation charged to:
Direct operating	$195	$50	$292	$93
Selling and marketing	339	46	648	81
Research and development	197	63	500	99
General and administrative	411	166	961	331

Total	$1,142	$325	$2,401	$604

The Company values stock options using a Black-Scholes method of valuation and has applied the assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations for the three and six months ended June 30, 2008 and 2007. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed below. The weighted average expected option term reflects the application of the simplified method set forth in the SEC Staff Accounting Bulletin No. 107, which was issued in March 2005 and is available for options granted prior to December 31, 2007. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. In December 2007, the SEC issued SAB 110, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We have continued to utilize this methodology for the three and six months ended June 30, 2008 due to the short length of time our common stock has been publicly traded. The risk free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.8% to 3.4%	4.5%	2.7% to 3.4%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (years)	6.25	6.25	6.25	6.25
Expected stock volatility	49% to 54%	71%	49% to 54%	71%
9. INCOME TAXES
The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions based on the Company’s estimated annual effective tax rate. The Company’s provision for income taxes was $311 and $493 for the three and six months ended June 30, 2008, respectively, which represents state income tax expense and federal income tax due as a result of alternative minimum tax (“AMT”). The Company did not record a provision for income taxes for the three and six months ended June 30, 2007, as the Company was in a loss position and no benefit was recorded.
As of June 30, 2008 the Company has a FASB Interpretation Number (“FIN”) 48 uncertain tax position of $610 of which $607 was recorded as a reduction in recognized deferred tax asset for unrecognized tax. The Company has recognized a full valuation allowance to offset the net deferred tax assets as the Company’s history of losses does not support that it is more-likely than not that these assets will be realized.

The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The 1999 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008, interest or penalties related to uncertain tax positions accrued by the Company was not material. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until the Company begins utilizing its net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts.
10. COMMITMENTS AND CONTINGENCIES
We have been sued by Billingnetwork Patent, Inc. in a patent infringement case (Billingnetwork Patent, Inc. v. athenahealth, Inc., Civil Action No. 8:05-CV-205-T-17TGW United States District Court for the Middle District of Florida). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System” and it seeks an injunction enjoining infringement, treble damages and attorneys’ fees. We have moved to dismiss that case, and arguments on that motion were heard by the court in March 2006. We attended a court conference in May 2008 to address outstanding procedural matters, including motions, however, the court did not rule on the motion to dismiss. We believe we have meritorious defenses to the complaint and continue to contest it vigorously.
In addition, we are subject to other legal proceedings, claims and litigation from time to time arising out of our business activities undertaken in the ordinary course of business. Defending these requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows. There are no accruals for such claims recorded at June 30, 2008.
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
11. SUBSEQUENT EVENT
On August 1, 2008, the Company signed a definitive agreement to purchase substantially all of the assets of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net) for $7.7 million in cash. The purchase price includes consideration of $1.0 million that is contingent upon the performance of the business over the next 3 years. Crest Line Technologies, LLC is a privately held company that provides patient messaging services to medical groups. This is primarily an acquisition of product capabilities. The asset purchase is expected to close in the third quarter of 2008 subject to the completion of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007, under the heading Part I, Item 1A “Risk Factors” and those set forth below under Part II, Item 1A, “Risk Factors.” The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected.
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
     In 2007, we generated revenue of $100.8 million from the sale of our services compared to $75.8 million in 2006. For the three months ended June 30, 2008 we generated revenue of $33.0 million versus $24.5 million for the three months ended June 30, 2007. For the six months ended June 30, 2008 we generated revenue of $62.7 million versus $46.4 million for the six months ended June 30, 2007. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation and infrastructure. Despite increased spending in these areas, higher revenue and lower direct operating expense as a percentage of revenue has resulted in less smaller net income for the three and six months ended June 30, 2008.
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
Software Development Costs
We account for software development costs for internal use under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, costs related to the preliminary project stage of subsequent versions of athenaNet and/or other technology are expensed as incurred. Costs incurred in the application development stage are capitalized and are amortized over the software’s estimated economic life of two years. Costs related to maintenance of athenaNet and/or other technology are expensed as incurred. In 2007, approximately 85% of our software development expenditures were expensed rather than capitalized based upon the stage of development of the software. In the six months ended June 30, 2008, approximately 89% of our software development expenditures were expensed rather than capitalized.
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
     We have recorded stock-based compensation under SFAS 123(R) using the prospective transition method and accordingly, will continue to account for awards granted prior to the adoption date of SFAS 123(R) following the provisions of APB Opinion No. 25. Prior periods have not been restated. For awards granted after January 1, 2006, we have elected to recognize compensation expense for awards with service conditions on a straight line basis over the requisite service period. Prior to the adoption of SFAS 123(R), we used the straight-line method of recognition for all awards. For the three and six months ended June 30, 2008, we recorded $1.1 million and $2.4 million in stock-based compensation expense, respectively. For the three and six months ended June 30, 2007, we recorded $0.3 million and $0.6 million in stock-based compensation expense, respectively. As of June 30, 2008 the future expense of non-vested options of approximately $17.7 million is to be recognized through 2012.
Income Taxes
     We are subject to federal and various state income taxes in the United States, and we use estimates in determining our provision and related deferred tax assets. At December 31, 2007, and June 30, 2008, our deferred tax assets consisted primarily of federal and state net operating loss carry forwards, research and development credit carry forwards, and temporary differences between the book and tax bases of certain assets and liabilities.
     We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2007 and June 30, 2008, we had a full valuation allowance against our net deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.
Financial Operations Overview
     Revenue — We derive our revenue from two sources: from business services associated with our revenue cycle and clinical cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the implementation of our services and for ongoing training and related support services. Business services accounted for approximately 94% and 93% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the size, complexity and other characteristics of the practice, plus a per statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by: the number of physician practices we serve; the number of physicians working in those physician practices; the volume of activity and related collections of those physicians; which is largely a function of the number of patients seen or procedures performed by the practice, the medical specialty in which the practice operates and the geographic location of the practice; and our contracted rates. There is moderate seasonality in the activity level of physician offices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients of about 30-50 days later. None of our clients accounted for more than 5% of our total revenues for the six months ended June 30, 2008.
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
     Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of revenue as new services and more mature products require incrementally less new research and development investment. For our revenue cycle related application development, we expense all of the development costs because we believe the development of this application is substantially complete. For our clinical cycle related application development, we capitalized nearly all of the related costs during the six months ended June 30, 2008 and 2007, which capitalized costs represented approximately 11% of our total research and development expenditures in the six months ended June 30, 2008 and approximately 14% in the six months ended June 30, 2007. These capitalized expenditures began to amortize in 2008 when we began to implement our services to clients who are not part of our beta-testing program.

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
Results of Operations
Comparison of the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	Amount	Amount	Change
	2008	2007	Amount	Percent
	(in thousands)
Business services	$59,079	$43,268	$15,811	37%
Implementation and other	3,649	3,172	477	15%

Total	$62,728	$46,440	$16,288	35%

     Revenue. Total revenue for the six months ended June 30, 2008 was $62.7 million, an increase of $16.3 million, or 35%, over revenue of $46.4 million for the six months ended June 30, 2007. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the six months ended June 30, 2008 was $59.1 million, an increase of $15.8 million, or 37%, over revenue of $43.3 million for the six months ended June 30, 2007. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at June 30, 2008 was 10,356, a net increase of 2,220 or 27%, from 8,136 physicians at June 30, 2007. Also contributing to this increase was the growth in related collections on behalf of these physicians. Total collections generated by these providers which was posted for the six months ended June 30, 2008 was $1.7 billion an increase of $0.4 billion, or 31%, over posted collections of $1.3 billion for the six months ended June 30, 2007.
     Implementation and Other Revenue. Revenue from implementations and other sources was $3.6 million for the six months ended June 30, 2008, an increase of $0.4 million, or 15%, over revenue of $3.2 million for the six months ended June 30, 2007. This increase was driven by a rise in the total accounts live and increased professional services for our larger client base. As of June 30, 2008, there were 1,048 accounts live on our revenue cycle management service, athenaCollector; an increase of 235 accounts, or 29%, over 813 accounts live on our revenue cycle management service as of June 30, 2007. As of June 30, 2008, there were 90 accounts live on our clinicals cycle management service, athenaClinicals; an increase of 64 accounts over 26 accounts live on our clinicals cycle management service as of June 30, 2007.

	Six Months Ended June 30,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating expenses	$26,863	$22,168	$4,695	21%
     Direct Operating Expense. Direct operating expense for the six months ended June 30, 2008 was $26.9 million, an increase of $4.7 million, or 21%, over costs of $22.2 million for the six months ended June 30, 2007. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the six months ended June 30, 2008 was $1.7 billion, which was 31% higher than the $1.3 billion of collection processed for the six months ended June 30, 2007. The increase in collections increased at a higher rate than the increase in the related direct operating expenses primarily as we benefited from economies of scale. Direct operating employee-related costs increased $2.4 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase is primarily due to the 13% increase in headcount since June 30, 2007. We increased the professional services headcount in order to meet the current and anticipated demand for our services as our customer base has expanded and includes more large medical groups.

	Six Months Ended June 30,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$10,033	$8,314	$1,719	21%
Research and development	4,942	3,599	1,343	37%
General and administrative	13,785	9,571	4,214	44%
Depreciation and amortization	3,030	3,048	(18)	(1%)

Total	$31,790	$24,532	$7,258	30%

     Selling and Marketing Expense. Selling and marketing expense for the six months ended June 30, 2008 was $10.0 million, an increase of 21% over costs of $8.3 million for the six months ended June 30, 2007. This increase was primarily due to increases in stock compensation expense of $0.6 million and an increase in employee-related costs and sales commission of $1.1 million due to an increase in headcount. Our marketing and sales headcount increased by 24% since June 30, 2007, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the six months ended June 30, 2008 was $4.9 million, an increase of $1.3 million, or 37%, over research and development expense of $3.6 million for the six months ended June 30, 2007. This increase was primarily due to $0.9 million increase in employee-related costs due to an increase in headcount and $0.4 million increase in stock compensation expense. We hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the six months ended June 30, 2008 was $13.8 million, an increase of $4.2 million, or 44%, over general and administrative expenses of $9.6 million for the six months ended June 30, 2007. This increase was primarily due to $2.9 million increase in employee-related costs due to an increase in headcount, a $0.6 million increase in stock compensation expense, and a $0.4 million increase related to costs associated with a cancelled follow-on stock offering. Legal, audit, insurance and consulting expenses also increased $0.3 million primarily due to costs related to being a public company. Our general and administrative headcount increased by 20% since June 30, 2007, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2008 remained constant compared to the depreciation and amortization for the six months ended June 30, 2007. This was primarily due to the lower amortization expense relating to our capitalized software development costs, which is the result of previously capitalized costs becoming fully amortized during 2007 and 2008, offset by higher depreciation from fixed asset expenditures in 2008.
     Other income (expense). Interest income for the six months ended June 30, 2008 was $1.1 million, an increase of $0.9 million from interest income of $0.2 million for the six months ended June 30, 2007. The increase was directly related to the higher cash and short term investments balance during 2008. Interest expense for the six months ended June 30, 2008 was $0.1 million, a decrease from interest expense of $1.6 million for the six months ended June 30, 2007. The decrease is related to a decrease in bank debt, a working capital line of credit and an equipment line of credit during the fourth quarter of 2007. The loss on warrant liability for the six months ended June 30, 2007 was $4.4 million, as a result of the change in the fair value of the warrants. This change in the fair value of the warrant is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $7.20 per shares as of December 31, 2006 to $15.27 per share at June 30, 2007. These warrants converted to warrants to purchase shares of common stock upon the consummation of our initial public offering, at which time the existing liability was reclassified to additional paid-in-capital. There was no expense related to the warrant liability in 2008.
     Income tax provision. We recorded a provision for income taxes for the six months ended June, 2008, of approximately $0.5 million which represents state income tax expense and federal income tax due for alternative minimum tax (“AMT”). Because we expect to record income tax expense for the year ended December 31, 2008, for state income taxes and under the federal AMT method, we have provided income tax expense for the six months ended June 30, 2008, using the expected effective tax rate for the entire year. We did not record a provision for income taxes for the six months ended June 30, 2007, as we were in a loss position during the period.
Comparison of the Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,
	Amount	Amount	Change
	2008	2007	Amount	Percent
	(in thousands)
Business services	$31,190	$22,778	$8,412	37%
Implementation and other	1,783	1,715	68	4%

Total	$32,973	$24,493	$8,480	35%

     Revenue. Total revenue for the three months ended June 30, 2008 was $33.0 million, an increase of $8.5 million, or 35%, over revenue of $24.5 million for the three months ended June 30, 2007. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended June 30, 2008 was $31.2 million, an increase of $8.4 million, or 37%, over revenue of $22.8 million for the three months ended June 30, 2007. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at June 30, 2008 was 10,356, a net increase of 2,220 or 27%, from 8,136 physicians at June 30, 2007. Also contributing to this increase was the growth in related collections on behalf of these physicians. Total collections generated by these providers which was posted for the three months ended June 30, 2008 was $0.9 billion a net increase of $0.2 billion, or 29%, over posted collections of $0.7 billion for the three months ended June 30, 2007.
     Implementation and Other Revenue. Revenue from implementations and other sources was $1.8 million for the three months ended June 30, 2008, an increase of $0.1 million, or 4%, over revenue of $1.7 million for the three months ended June 30, 2007.

This increase was driven by a rise in the total accounts live and increased professional services for our larger client base. As of June 30, 2008, there were 1,048 accounts live on our revenue cycle management service, athenaCollector; an increase of 235 accounts, or 29%, over 813 accounts live on our revenue cycle management service as of June 30, 2007. As of June 30, 2008, there were 90 accounts live on our clinical cycle management service, athenaClinicals; an increase of 64 accounts over 26 accounts live on our clincials cycle management service as of June 30, 2007.

	Three Months Ended June 30,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating expenses	$14,076	$11,361	$2,715	24%
     Direct Operating Expense. Direct operating expense for the three months ended June 30, 2008 was $14.1 million, an increase of $2.7 million, or 24%, over costs of $11.4 million for the three months ended June 30, 2007. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the three months ended June 30, 2008 was $0.9 billion, which was 29% higher than the $0.7 billion of collection processed for the three months ended June 30, 2007. The increase in collections increased at a higher rate than the increase in the related direct operating expenses primarily as we benefited from economies of scale. Direct operating employee-related costs increased $1.4 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This increase is primarily due to the 13% increase in headcount since June 30, 2007. We increased the professional services headcount in order to meet the current and anticipated demand for our services as our customer base has expanded and includes more large medical groups.

	Three Months Ended June 30,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$5,364	$3,984	$1,380	35%
Research and development	2,596	1,780	816	46%
General and administrative	6,580	4,988	1,592	32%
Depreciation and amortization	1,589	1,484	105	7%

Total	$16,129	$12,236	$3,893	32%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended June 30, 2008 was $5.4 million, an increase of $1.4 million, or 35%, over costs of $4.0 million for the three months ended June 30, 2007. This increase was primarily due to increases in stock compensation expense of $0.3 million, an increase in employee-related costs and commissions of $0.9 million due to an increase in headcount and an increase in marketing costs of $0.2 million. Our marketing and sales headcount increased by 24% since June 30, 2007, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the three months ended June 30, 2008 was $2.6 million, an increase of $0.8 million, or 46%, over research and development expense of $1.8 million for the three months ended June 30, 2007. This increase was primarily due to $0.7 million increase in employee-related costs due to an increase in headcount and $0.1 million increase in stock compensation expense. We hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended June 30, 2008 was $6.6 million, an increase of $1.6 million, or 32%, over general and administrative expense of $5.0 million for the three months ended June 30, 2007. This increase was primarily due to $1.2 million increase in employee-related costs due to an increase in headcount and a $0.2 million increase in stock compensation expense. Legal, audit, insurance and consulting expenses also increased $0.2 million primarily due to costs related to being a public company. Our general and administrative headcount increased by 20% since June 30, 2007, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2008 was $1.6 million, a increase of 7% from depreciation and amortization of $1.5 million for the three months ended June 30, 2007. This increase was primarily due to the higher depreciation from fixed asset expenditures in 2008.
     Other income (expense). Interest income for the three months ended June 30, 2008 was $0.4 million, an increase of $0.3 million from interest income of $0.1 million for the three months ended June 30, 2007. The increase was directly related to the higher cash and short term investments balance during 2008. Interest expense for the three months ended June 30, 2008 was $0.1 million, a decrease from interest expense of $0.9 million for the three months ended June 30, 2007. The decrease is related to a decrease in bank debt, a working capital line of credit and an equipment line of credit during the fourth quarter of 2007. The loss on warrant liability for the three months ended June 30, 2007 was $3.6 million, as a result of the change in the fair value of the warrants. This change in the fair value of the warrant is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $9.30 per share as of March 31, 2007 to $15.27 per share at June 30, 2007. These warrants converted to warrants to purchase shares of common stock upon the consummation of our initial public offering, at which time the existing liability was reclassified to additional paid-in-capital. There was no expense related to the warrant liability in 2008.
     Income tax provision. We recorded a provision for income taxes for the three months ended June 30, 2008, of approximately $0.3 million which represents state income tax expense and federal income tax due for alternative minimum tax (“AMT”). Because we expect to record income tax expense for the year ended December 31, 2008, for state income taxes and under the federal AMT method, we have provided income tax expense for the three months ended June 30, 2008, using the expected effective tax rate for the entire year. We did not record a provision for income taxes for the three months ended June 30, 2007, as we were in a loss position during the period.
Liquidity and Capital Resources

     Since our inception, we have funded our growth primarily through the private sale of equity securities, totaling approximately $50.6 million as well as through long-term debt, working capital, equipment-financing loans and the completion of an initial public offering that provided net proceeds of approximately $81.3 million. As of June 30, 2008, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $74.0 million. Our total indebtedness was $2.3 million at June 30, 2008 and was comprised of loans for equipment lines.
     Cash provided by operating activities during the six months ended June 30, 2008 was $10.7 million and consisted of net income of $4.6 million and $0.6 million utilized by working capital and other activities. Cash provided by operating activities included positive non-cash adjustments of $3.0 million related to depreciation and amortization expense, a $2.4 million in non-cash stock compensation expense, and $1.3 million of non-cash rent expense. Cash used by working capital and other activities was primarily attributable to a $3.7 million increase in accrued expense, a $2.2 million decrease in deferred rent, a $3.5 million increase in accounts receivable, a $0.4 million decrease in prepaid expenses and other current assets and a $0.9 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
     Cash used in operating activities during the six months ended June 30, 2007 was $0.1 million and consisted of a net loss of $6.1 million and $3.7 million utilized for working capital and other activities, offset by positive non-cash adjustments of $3.0 million related to depreciation and amortization expense, a $3.8 million of warrant expense, a $0.6 million of non cash stock compensation, a $0.6 million of financial adviser fees paid by shareholders and a $1.3 million of non-cash rent expense. Cash used for working capital and other activities was primarily attributable to a $1.7 million decrease in deferred rent, a $0.2 million increase in accrued expense and a $2.9 million increase in accounts receivable, offset in part by a $0.4 million decrease in prepaid and other current assets, a $0.4 million decrease in accounts payable and a $0.8 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
     Net cash used by investing activities was $59.6 million for the six months ended June 30, 2008, which consisted of purchases of investments of $49.2 million, purchases of plant, property and equipment of $9.6 million, purchase of investment in unconsolidated subsidiary of $0.2  million and expenditures for internal development of the athenaClinicals application of $0.6 million.
     Net cash provided by investing activities was $4.0 million during the six months ended June 30, 2007 primarily consisting of purchases of property and equipment of $1.5 million, purchases of investments of $2.0 million, and capitalized software development costs of $0.5 million, offset in part by proceeds from the sales and maturities of investments of $7.4 million and the return of $0.6 million in restricted cash.
     Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2008. The majority of the cash provided in the period resulted from the $1.2 million in draws on our equipment line offset by $0.3 million in payments on debt. The remaining portion relates to proceeds from the exercise of stock options during the period totaling $0.7 million.
     Net cash provided by financing activities was $4.3 million during six months ended June 30, 2007, consisting primarily of $3.0 million of net borrowings under a bank term loan, $1.8 million of net borrowings under a line of credit, $0.5 million relates to proceeds from the exercise of stock options during the period and $1.0 million in deferred offering costs.

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
     We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Because the revenue cycle component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the clinical cycle component of athenaNet, we capitalize nearly all software development. In the six months ended June 30, 2008, we capitalized $9.6 million in plant, property and equipment and $0.6 million in software development. The majority of the plant, property and equipment purchased in the six months June 30, 2008, relates to the purchase of the complex of buildings and land in Belfast, ME. In the six months ended June 30, 2007, we capitalized $1.5 million of property and equipment and $0.5 million of software development. We currently anticipate making aggregate capital expenditures of approximately $7.0 million over the next twelve months.
Credit Facilities
Line of Credit
     We have a revolving loan and security agreement with a bank, which has a maximum available borrowing amount of $10.0 million at June 30, 2008, and matures in August 2008. Borrowings under the agreement are limited by our outstanding accounts receivable balance, and may be further limited by accounts receivable concentrations. Under this agreement, we may not borrow more than 80% of our accounts receivable that are less than 90 days old and no receivables in excess of 25% of our total accounts receivable may be included in that borrowing limit. Use of this facility is also permitted only when our adjusted quick ratio is at or greater than 0.9, defined as cash, cash equivalents, investments and accounts receivable over current liabilities excluding deferred revenue. The agreement is collateralized by a first security interest in receivables, deposit accounts and investments of athenahealth that have not been pledged as collateral under previous outstanding loan agreements and a second priority interest in intellectual property. Principal amounts outstanding under the agreement accrues interest at a per annum rate equal to the bank’s prime rate. We had no amounts outstanding under this agreement at June 30, 2008 and December 31, 2007, respectively. The available borrowing under the agreement at June 30, 2008 was $10.0 million.
Equipment Lines of Credit
     As of June 30, 2008, there was a total of $2.3 million in aggregate principal amount outstanding under an equipment line financing agreement with a finance company. These amounts are secured by specific equipment, they accrue interest at a weighted average rate of 5.6% per annum and they are payable on a monthly basis through March 2011.
Contractual Obligations
     We have contractual obligations under our bank debt, a working capital line of credit and an equipment line of credit. We also maintain operating leases for property and certain office equipment. The following table summarizes our long-term contractual obligations and commitments as of June 30, 2008:

	Payments Due by Period
		Less than			After 5
	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$2,341	$852	$1,489	$—	$—
Operating lease obligations	38,335	4,897	10,299	10,618	12,521

Total	$40,676	$5,749	$11,788	$10,618	$12,521

     The working capital line and the portion of equipment lines of credit included in long-term debt are described above under “Credit Facilities.” The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts corporate headquarters and our Chennai, India subsidiary location.
Off-Balance Sheet Arrangements
     As of June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service provider Perot Systems for work performed in India, is denominated in any currency other than the U.S. dollar. For the six months ended June 30, 2008, 1.0% of our expenses occurred in our direct subsidiary in Chennai, India and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $74.0 million at June 30, 2008. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     We have a line of credit which bears interest based upon the prime rate. At June 30, 2008, there were no amounts outstanding under this borrowing arrangement; however, we can draw up to $10.0 million under this line of credit at any time. If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls & Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2008 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
     There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have been sued by Billingnetwork Patent, Inc. in a patent infringement case (Billingnetwork Patent, Inc. v. athenahealth, Inc., Civil Action No. 8:05-CV-205-T-17TGW United States District Court for the Middle District of Florida). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System” and it seeks an injunction enjoining infringement, treble damages and attorneys’ fees. We have moved to dismiss that case, and arguments on that motion were heard by the court in March 2006. We attended a court conference in May 2008 to address outstanding procedural matters, including motions, however, the court did not rule on the motion to dismiss. We believe we have meritorious defenses to the complaint and continue to contest it vigorously.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this filing, including the consolidated financial statements and the related notes appearing in this and other filings that we have made with the SEC, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
During the three and six months ended June 30, 2008, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Default Upon Senior Securities
Not applicable.
Item 4. Submission of Matters To a Vote of Security Holders.
On June 12, 2008, the Company held its annual meeting of stockholders and voted on the following two proposals:
1. A proposal to elect three Class I directors to hold office until the Company’s 2011 annual meeting was approved as follows:

	FOR	WITHHOLD
Jonathan Bush	28,670,466	507,421
Brandon H. Hull	28,677,462	500,425
Bryan E. Roberts	28,677,417	500,470

2. A proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the 2008 fiscal year was approved as follows:

FOR	AGAINST	ABSTAIN
28,767,049	404,765	6,072
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
     (a) Exhibits.

Exhibit
Number	Description	Reference

10.1 #	Master Agreement by and between Vision Business Process Solutions, Inc. (“Perot Systems”) and the Company, dates as of June 30, 2008	Filed herewith

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350	Filed herewith

#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2008.

athenahealth, Inc.
By:	/S/ Jonathan Bush
Jonathan Bush
Chief Executive Officer (Principal Executive Officer)

By:	/S/ Carl B. Byers
Carl B. Byers
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 4, 2008