Form 10-Q
period 2008-09-30
ATHENAHEALTH INC
filed 2008-11-07
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of November 5, 2008, there were 33,180,624 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	September	December
	30, 2008	31, 2007
Assets
Current assets:
Cash and cash equivalents	$38,929	$71,891
Short-term investments	39,617	—
Accounts receivable, net of allowance of $1,075 and $775 at September 30, 2008 and December 31, 2007, respectively	21,015	14,155
Prepaid expenses and other current assets	2,576	2,643

Total current assets	102,137	88,689
Property and equipment — net	19,729	11,298
Restricted cash	1,848	1,713
Software development costs — net	1,588	1,851
Goodwill	4,798	—
Purchased intangibles, net	2,005	—
Other assets	379	85

Total assets	$132,484	$103,636

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,284	$463
Accounts payable	1,636	1,048
Accrued compensation expenses	9,173	6,451
Accrued expenses	5,085	3,725
Deferred revenue	6,533	4,243
Current portion of deferred rent	1,148	1,029

Total current liabilities	24,859	16,959
Deferred rent, net of current portion	8,941	10,223
Long-term debt, net of current portion	7,213	935

Total liabilities	41,013	28,117

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 34,439 shares issued, and 33,161 shares outstanding at September 30, 2008; 33,613 shares issued and 32,335 shares outstanding at December 31, 2007	344	336
Additional paid-in capital	152,590	144,994
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income	112	72
Accumulated deficit	(60,375)	(68,683)

Total stockholders’ equity	91,471	75,519

Total liabilities and stockholders’ equity	$132,484	$103,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Business services	$33,080	$24,380	$92,159	$67,648
Implementation and other	2,348	1,788	5,997	4,960

Total revenue	35,428	26,168	98,156	72,608

Expense:
Direct operating	14,932	11,732	41,795	33,900
Selling and marketing	6,275	4,329	16,308	12,643
Research and development	2,327	1,852	7,269	5,451
General and administrative	6,909	4,341	20,694	13,912
Depreciation and amortization	1,582	1,277	4,612	4,325

Total expense	32,025	23,531	90,678	70,231

Operating income	3,403	2,637	7,478	2,377

Other income (expense):
Interest income	412	142	1,517	356
Interest expense	(75)	(777)	(203)	(2,399)
Other income (expense)	38	(1,273)	87	(5,689)

Total other income (expense)	375	(1,908)	1,401	(7,732)

Income (loss) before income taxes	3,778	729	8,879	(5,355)
Income tax provision	(78)	(217)	(571)	(217)

Net income (loss)	$3,700	$512	$8,308	$(5,572)

Net income (loss) per share — Basic	$0.11	$0.06	$0.26	$(0.91)

Net income (loss) per share — Diluted	$0.11	$0.05	$0.24	$(0.91)

Weighted average shares used in computing net income (loss) per share
Basic	32,904	8,381	32,579	6,095
Diluted	34,825	10,877	34,780	6,095
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,308	$(5,572)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,612	4,325
Amortization of purchased intangibles	22	—
Accretion of debt discount	—	136
Amortization of discounts on investments	(491)	(74)
Non-cash rent expense	1,971	1,973
Provision for uncollectible accounts	348	379
Valuation of preferred stock warrants	—	(33)
Non-cash warrant expense	—	5,027
Financial advisor fees paid by shareholder	—	592
Stock compensation expense	3,534	937
(Gain) loss on disposal of property and equipment	(8)	98
Changes in operating assets and liabilities:
Accounts receivable	(6,976)	(3,701)
Prepaid expenses and other current assets	130	(569)
Accounts payable	309	(586)
Accrued expenses	3,648	2,054
Deferred revenue	2,291	676
Deferred rent	(3,134)	(2,567)
Other long-term assets	76	(8)

Net cash provided by operating activities	14,640	3,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(939)	(801)
Purchases of property and equipment	(11,483)	(2,051)
Proceeds from sales and maturities of investments	18,500	7,603
Proceeds from sales of equipment	12	—
Purchases of investment in unconsolidated company	(250)	—
Purchases of short-term investments	(57,543)	(1,949)
Payments for acquisitions net of cash and cash equivalents acquired	(6,680)	—
Increase in restricted cash	(135)	601

Net cash (used in) provided by investing activities	(58,518)	3,403

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	4,071	2,385
Payments on long-term debt	(526)	(2,492)
Proceeds of Initial public offering, net of issuance cost	—	81,287
Proceeds from long-term debt	7,625	5,117
Deferred financing fees	(179)	—
Proceeds from line of credit	—	5,914
Payments on line of credit	—	(13,118)

Net cash provided by financing activities	10,991	79,093

Effects of exchange rate changes on cash and cash equivalents	(75)	35

Net increase (decrease) in cash and cash equivalents	(32,962)	85,618
Cash and cash equivalants at beginning of period	71,891	4,191

Cash and cash equivalants at end of period	$38,929	$89,809

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payables and accrued expenses	$324	$300

Supplemental disclosures of cash flow information - Cash paid for interest	$183	$2,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.
The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Goodwill — Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company evaluates the carrying value of its goodwill annually in its fourth quarter. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
Other Intangible Assets — Other intangible assets consist of technology and customer relationships acquired in connection with a business acquisition and are amortized over their estimated useful lives. The Company has estimated the useful life of the technology acquired from MedicalMessaging (see footnote 4, Acquisition, below) to be five years and the customer relationships to be ten years.
3. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets

and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value may be elected on an instrument-by-instrument basis, with limited exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 was effective beginning after January 1, 2008. The Company did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008 or subsequently.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations, (“SFAS 141”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The effect that the application of SFAS 141(R) may have a material impact on the Company’s financial statements if an acquisition occurs, but the impact will depend upon whether an acquisition is made and will be determined at that time.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. (“SFAS 161”) requires additional financial statement disclosure about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact that the adoption of SFAS 161 will have on its consolidated financial statements. The Company does not have any derivative instruments as of September 30, 2008.
4. ACQUISITION
Acquisition of Crest Line Technologies, Inc. (d.b.a. MedicalMessaging.net)
On September 5, 2008, the Company acquired specified assets and assumed specified liabilities of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net) (“MedicalMessaging”). MedicalMessaging is a provider of live and automated calling services for healthcare professionals. The purpose of the acquisition is to augment the Company’s core business service offering with MedicalMessaging automated and live communication services. The Company believes the purchase of MedicalMessaging gave access to a developed technology that could speed the time to market versus internal development of our own similar product. In addition, the Company plans to leverage its existing customer base to increase revenues of the MedicalMessaging services.
Consideration for this transaction was approximately $7,000 in cash, plus potential additional consideration of $992 plus accrued interest on the escrowed amounts which will be paid over a three-year period if MedicalMessaging achieves certain financial milestones and if paid will result in an increase in the purchase price. The Company determined that $241 of the $992 potential contingent consideration was met and recorded the obligation. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.
The acquisition was accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the Company's preliminary purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.
Cash consideration and acquisition costs are as follows:

Cash payments	$6,683
Deferred consideration	241
Cash acquired	(25)
Acquisition costs	112

Total	$7,011

The results of MedicalMessaging operations are included in the statement of operations of the combined entity since the date of acquisition. Pro forma information related to this acquisition is not presented, as the effect of this acquisition is not material.
The purchase price was preliminary allocated as follows as of the date of acquisition:

Current assets	$261
Property, plant and equipment	53
Intangible assets	2,027
Goodwill	4,798
Accrued Expenses	(128)

Cash paid at closing	$7,011

5. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, and warrants. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive to earnings per share.
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net income (loss)	$3,700	$512	$8,308	$(5,572)

Weighted average shares used in computing basic net income (loss) per share	32,904	8,381	32,579	6,095

Net income (loss) per share — basic	$0.11	$0.06	$0.26	$(0.91)

Net income (loss)	$3,700	$512	$8,308	$(5,572)

Weighted average shares used in computing basic net income (loss) per share	32,904	8,381	32,579	6,095
Effect of dilutive securities	1,921	2,496	2,201	—

Weighted average shares used in computing diluted net income (loss) per share	34,825	10,877	34,780	6,095

Net income (loss) per share — diluted	$0.11	$0.05	$0.24	$(0.91)

The computation of diluted net income (loss) per share does not include 1,113 options for both the three and nine months ended September 30, 2008, because their inclusion would have an anti-dilutive effect on net income per share. For the three months ended September 30, 2007, there were no shares that were antidilutive. For the nine months ended September 30, 2007, all potentially dilutive securities are anti-dilutive.
6. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net income (loss)	$3,700	$512	$8,308	$(5,572)
Unrealized holding gain (loss) on available-for-sale investments	12	—	83	34
Foreign currency translation adjustment	(20)	2	(43)	60

Total comprehensive income (loss)	$3,692	$514	$8,348	$(5,478)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. Effective January 1, 2008, the Company adopted SFAS 157 on a prospective basis. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.
Accordingly, the Company’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. The initial adoption of SFAS 157 did not have a material effect on our financial condition or results of operations.
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily-available pricing sources for comparable instruments. The fair values determined by Level 3 inputs are any assets or liabilities unobservable values which are supported by little or no market activity. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of September 30, 2008:

	Fair Value Measurements At September 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$19,394	$—	$—	$19,394
Available-for-sale investments:
Commercial Paper	—	30,782	—	30,782
U.S. government backed securities		8,835	—	8,835

Total	$19,394	$39,617	$—	$59,011

U.S. government backed securities and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. Scheduled maturity dates of U.S. government backed securities and commercial paper as of September 30, 2008, were within one year and therefore investments were classified as short-term. Realized gains and losses on sales of these investments were not material for the periods presented. Unrealized gains and losses are included in other accumulated comprehensive income. The Company held no marketable investments at December 31, 2007.
8. PROPERTY AND EQUIPMENT
On February 15, 2008, the Company purchased a complex of buildings totaling 186,000 square feet, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total price of $6,197 from a wholly-owned subsidiary of Bank of America Corporation. The Company is using the office space of this facility as a second operational service site, and are leasing a small portion of the space to commercial tenants. The building is being depreciated over 30 years. The Company allocated $800 of the purchase price to land and $5,397 to the buildings. Property and equipment consist of the following:

	September 30,	December 31,
	2008	2007
Equipment	$8,447	$9,550
Furniture and fixtures	804	2,864
Leasehold improvements	9,163	9,335
Purchased software	3,314	3,916
Land	800	—
Building and building related improvements	6,751	—
Construction in progress	1,100	225

Total property and equipment, at cost	30,379	25,890
Accumulated depreciation	(10,650)	(14,592)

Property and equipment, net	$19,729	$11,298

9. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The following table summarizes the activity related to the carrying value of the Company’s goodwill during the nine months ended September 30, 2008:

Nine Months Ended
September 30,
2008
Beginning balance	$—
Goodwill recorded in connection with Crest Line Technologies, Inc. (d.b.a. MedicalMessaging.net) (Note 4)	4,798

Ending balance	$4,798

Other Intangible Assets
The following table presents details of our other intangible assets acquired September 5, 2008:

	September 30, 2008
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life (years)
Developed technology	$1,161	$(16)	$1,145	5
Customer relationships	866	(6)	860	10

	$2,027	$(22)	$2,005

Amortization expense for the three and nine months ended September 30, 2008 and 2007 is $22 and $0 and is included in direct operating expenses.
Estimated amortization expense, based upon the Company’s intangible assets at September 30, 2008, is as follows:

Remainder of 2008	$80
2009	319
2010	319
2011	319
2012 and thereafter	968

Total	$2,005

10. DEBT
In June 2007, the Company entered into a $6,000 master loan and security agreement (the “Equipment Line”) with a financial institution. The Equipment Line allows for the Company to be reimbursed for eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each borrowing is payable in 36 equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. At September 30, 2008, the Company had $2,497 outstanding under the Equipment Line. The weighted average interest rate on the Equipment Line at September 30, 2008, and December 31, 2007, was 5.6%.

On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by up to an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, the Company borrowed a total of $6,000 under the term loan facility for general working capital purposes. As of September 30, 2008, there were no amounts outstanding under the revolving credit facility.
The revolving credit loans and term loans bear interest, at the Company’s option, at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points for Base Rate loans and up 100 basis points for LIBOR loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company was also required to pay other customary commitment fees and upfront fees for this Credit Facility. The interest rate as of September 30, 2008 for the term loan and for the revolving credit facility was 4.5%.
The obligations of the Company and its subsidiaries under the Credit Agreement and all related documents are secured by a perfected security interest in the Company’s personal and fixture property, instruments, documents, chattel paper, deposit accounts, claims, investment property, contract rights, general intangibles, and certain intellectual property rights. As additional security, the Company has granted to the financial institution a mortgage, assignment of rents, and security interest in fixtures relating to the Company’s property in Belfast, Maine, and pledged all stock of any domestic subsidiary that may be formed or acquired and 65% of its foreign subsidiaries’ stock. If the Company acquires or forms any United States subsidiary, that subsidiary shall be required to provide a joint and several guaranties of all obligations of the Company and the Company’s subsidiaries under the Credit Agreement as primary obligor.
The Credit Agreement contains customary default provisions and certain financial and nonfinancial covenants including limitations on our consolidated leverage ratio and capital expenditures. As of September 30, 2008, the Company was in compliance with its covenants under the Credit Agreement.
The summary of outstanding debt is as follows:

	As of September 30,	As of December 31,
	2008	2007

Equipment line	$2,497	$1,398
Credit facility	6,000	—

	8,497	1,398
Less current portion of long term debt	(1,284)	(463)

Long term debt, net of current portion	$7,213	$935

11. LINE OF CREDIT

The Company had a revolving line of credit (“LOC”) with a bank, which had a maximum available borrowing amount of $10,000 at December 31, 2007. This LOC expired in August 2008.
12. STOCK-BASED COMPENSATION
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
In 2007, the Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by shareholders. A total of 500 shares of common stock have been reserved for future issuance to participating employees under the 2007 ESPP. The initial offering period under the 2007 ESPP began March 1, 2008 and each offering period is six months. The expense to the Company for the three and nine months ended September 30, 2008, was $37 and $107 respectively.
At September 30, 2008, there were approximately 556 shares available for grant under the Company’s stock award plans.
A summary of the status of the Company’s stock option plans at September 30, 2008, and the changes during the nine months then ended, is presented in the table below:

		Weighted-	Weighted-Average	Aggregate
		Average Exercise	Remaining Contractual	Instrinsic
	Shares	Price	Term (in years)	Value
Outstanding — January 1, 2008	2,889	$4.00
Granted	1,258	$32.46
Exercised	(786)	$4.78
Forfeited	(197)	$19.24

Outstanding — at September 30, 2008	3,164	$14.18	7.6	$60,771

Exercisable — at September 30, 2008	1,964	$6.49	6.6	$52,574

Vested and expected to vest at September 30, 2008	2,802	$12.94	7.38	$56,979

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on September 30, 2008 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. As of

September 30, 2008, there was $16,125 of total unrecognized stock-based compensation expense related to stock options granted under the 2007 Stock Option Plan. The expense is expected to be recognized over a weighted-average period of 3.2 years. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2008 was $15.88 and $16.90, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $15.27 and $8.69, respectively. The intrinsic value of stock options exercised for the three and nine months ended September 30, 2008 was $10,722 and $20,988, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.
Stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 are as follows (no amounts were capitalized):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Stock-based compensation charged to:
Direct operating	$250	$43	$542	$136
Selling and marketing	341	3	989	84
Research and development	85	79	585	178
General and administrative	457	208	1,418	539

Total	$1,133	$333	$3,534	$937

The Company values stock options using a Black-Scholes method of valuation and has applied the assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations for the three and nine months ended September 30, 2008 and 2007. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed below. The weighted average expected option term reflects the application of the simplified method set forth in the SEC Staff Accounting Bulletin No. 107, which was issued in March 2005 and is available for options granted prior to December 31, 2007. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. In December 2007, the SEC issued SAB 110, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We have continued to utilize this methodology for the three and nine months ended September 30, 2008 due to the short length of time our common stock has been publicly traded. The risk free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.2% - 3.5%	4.65%	2.7% - 3.5%	4.70%
Expected dividend yield	0.00%	0.00%	0.00%	0.0%
Expected option term (years)	6.25	6.25	6.25	6.25
Expected stock volatility	48%	71%	48%- 54%	71%

13. INCOME TAXES
The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions based on the Company’s estimated annual effective tax rate. The Company’s provision for income taxes was $78 and $571 for the three and nine months ended September 30, 2008, respectively, which represents state income tax expense and federal income tax due as a result of the alternative minimum tax (“AMT”). The Company’s provision for income taxes was $217 for the three and nine months ended September 30, 2007, which represents state income tax expense and federal income tax due as a result of the AMT.
As of September 30, 2008 the Company has a FASB Interpretation Number (“FIN”) 48 uncertain tax position of $610 of which $607 was recorded as a reduction in recognized deferred tax assets for unrecognized tax benefit. The Company has recognized a full valuation allowance to offset the net deferred tax assets as the Company’s history of losses does not support that it is more-likely than not that these assets will be realized.
The Company files U.S. Federal, state and foreign income returns in jurisdictions with varying statutes of limitation. The 1999 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until the Company begins utilizing its net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2008, interest or penalties related to uncertain tax positions accrued by the Company was not material.
14. COMMITMENTS AND CONTINGENCIES
The Company have been sued by Billingnetwork Patent, Inc. in a patent infringement case (Billingnetwork Patent, Inc. v. athenahealth, Inc., Civil Action No. 8:05-CV-205-T-17TGW United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed on a patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System” and it seeks an injunction enjoining infringement, treble damages, and attorneys’ fees. The Company has moved to dismiss that case, and arguments on that motion were heard by the court in March 2006. The Company attended a court conference in May 2008 to address outstanding procedural matters, including motions; however, the court did not rule on the motion to dismiss. The Company believes that we have meritorious defenses to the complaint and continue to contest it vigorously.
In addition, the Company is subject to other legal proceedings, claims, and litigation from time to time arising out of our business activities undertaken in the ordinary course of business. Defending these requires significant management attention and financial resources, and the outcome of any litigation is inherently uncertain. The Company does not, however, expect that the ultimate costs to resolve any pending matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. There are no accruals for such claims recorded at September 30, 2008.

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
Overview
          athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on three integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules and our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals that automates and manages medical record-related functions for physician practices and includes an electronic medical record, or EMR, platform. We refer to athenaCollector as our revenue cycle management service and athenaClinicals as our clinical cycle management service. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls and more efficiently manage clinical and billing information.
          Our services require relatively modest initial investment, are highly adaptable to changing healthcare and technology trends and are designed to generate significant financial benefit for our physician clients. Our results are directly tied to the financial performance of our clients because the majority of our revenue is based on a percentage of their collections.
          In 2007, we generated revenue of $100.8 million from the sale of our services compared to $75.8 million in 2006. For the three months ended September 30, 2008 we generated revenue of $35.4 million versus $26.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 we generated revenue of $98.2 million versus $72.6 million for the nine months ended September 30, 2007. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation and infrastructure. Despite increased spending in these areas, higher revenue and lower direct operating expense as a percentage of revenue have resulted in increases in net income for the three and nine months ended September 30, 2008.
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
          Our arrangements do not contain general rights of return. All revenue, other than implementation revenue, is recognized when the service is performed. Relative to our business services offering that is based on the collections of amounts by our customers; we do not recognize revenue until our customers have been paid. As our implementation services are not separable from our ongoing business services, we record implementation fees as deferred revenue until those implementation services are complete, at which time we recognize revenue ratably on a monthly basis over the expected performance period.
          Our clients typically purchase one-year contracts that renew automatically upon completion. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to athenaNet, minimum fees, flat fees, or per claim fees where applicable. Invoices are generated within the first two weeks of the month and delivered to clients primarily by email. For most of our clients, fees are then deducted from a pre-determined bank account one week after invoice receipt via an auto-debit transaction. Amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances.
Software Development Costs
          We account for software development costs for internal use under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, costs related to the preliminary project stage of subsequent versions of athenaNet and/or other technology are expensed as incurred. Costs incurred in the application development stage are capitalized and are amortized over the software’s estimated economic life of two years. Costs related to maintenance of athenaNet and/or other technology are expensed as incurred. In 2007, approximately 85% of our software development expenditures were expensed rather than capitalized based upon the stage of development of the software. In the nine months ended September 30, 2008, approximately 89% of our software development expenditures were expensed rather than capitalized.
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
          We have recorded stock-based compensation under SFAS 123(R) using the prospective transition method and accordingly, will continue to account for awards granted prior to the adoption date of SFAS 123(R) following the provisions of APB Opinion No. 25. Prior periods have not been restated. For awards granted after January 1, 2006, we have elected to recognize compensation expense for awards with service conditions on a straight line basis over the requisite service period. Prior to the adoption of SFAS 123(R), we used the straight-line method of recognition for all awards. For the three and nine months ended September 30, 2008, we recorded $1.1 million and $3.5 million in stock-based compensation expense, respectively. For the three and nine months ended September 30, 2007, we recorded $0.3 million and $0.9 million in stock-based compensation expense, respectively. As of September 30, 2008 the future expense of non-vested options of approximately $16.1 million is to be recognized through 2012.
Income Taxes
          We are subject to federal and various state income taxes in the United States, and we use estimates in determining our provision and related deferred tax assets. At December 31, 2007, and September 30, 2008, our deferred tax assets consisted primarily of federal and state net operating loss carry forwards, research and development credit carry forwards, and temporary differences between the book and tax bases of certain assets and liabilities.
     As of December 31, 2007, we had a valuation allowance against our net deferred tax assets totaling approximately $23 million and we have retained this valuation allowance through September 30, 2008. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment considers all available evidence, both positive and negative, when determining whether, based on the weight of that evidence, a valuation allowance is needed. These judgments necessarily include the likelihood and amounts of future taxable income and sources of taxable income. As of September 30, 2008, we have accumulated deficit of $60.4 million and have limited history of being profitable. Beginning in the third quarter of fiscal 2007, we became profitable and have remained profitable for the first three quarters of fiscal 2008. If we continue to demonstrate consistent earnings and accumulate sufficient evidence to conclude that realization of our deferred tax assets is more likely than not, we would reverse the valuation allowance at that time.
Goodwill
     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We evaluate the carrying value of our goodwill annually in our fourth quarter based on a single reporting unit. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of our reporting unit’s goodwill with the carrying value of that goodwill as of the date of impairment review. The implied fair value of our reporting unit goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, we allocate the fair value of our reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The test for impairment requires management to make several estimates about fair value, principally related to the determination that we operate as a single unit and therefore that fair value is based on our market capitalization. Management estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our combined consolidated balance sheets and the judgment required in determining fair value amounts.

Purchased Intangible Assets
          Other intangible assets consist of technology and customer relationships acquired in connection with a business acquisition and are amortized over their estimated useful lives. We have estimated the useful life of the technology acquired from MedicalMessaging to be five years and the customer relationships to be ten years.
Financial Operations Overview
          Revenue — We derive our revenue from two sources: from business services associated with our revenue cycle and clinical cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the implementation of our services and for ongoing training and related support services. Business services accounted for approximately 94% and 93% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the size, complexity and other characteristics of the practice, plus a per statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by: the number of physician practices we serve; the number of physicians working in those physician practices; the volume of activity and related collections of those physicians; which is largely a function of the number of patients seen or procedures performed by the practice, the medical specialty in which the practice operates and the geographic location of the practice; and our contracted rates. There is moderate seasonality in the activity level of physician offices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients of about 30-50 days later. None of our clients accounted for more than 5% of our total revenues for the nine months ended September 30, 2008.
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
          Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of revenue as new services and more mature products require incrementally less new research and development investment. For our revenue cycle related application development, we expense all of the development costs because we believe the development of this application is substantially complete. For our clinical cycle related application development, we capitalized nearly all of the related costs during the nine months ended September 30, 2008 and 2007, which capitalized costs represented approximately 11% of our total research and development expenditures in the nine months ended September 30, 2008 and approximately 14% in the nine months ended September 30, 2007. These capitalized expenditures began to amortize in 2008 when we began to implement our services to clients who are not part of our beta-testing program.
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
Results of Operations
Comparison of the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	Amount	Amount	Change
	2008	2007	Amount	Percent
	(in thousands)
Business services	$92,159	$67,648	$24,511	36%
Implementation and other	5,997	4,960	1,037	21%

Total	$98,156	$72,608	$25,548	35%

     Revenue. Total revenue for the nine months ended September 30, 2008 was $98.1 million, an increase of $25.5 million, or 35%, over revenue of $72.6 million for the nine months ended September 30, 2007. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the nine months ended September 30, 2008 was $92.1 million, an increase of $24.5 million, or 36%, over revenue of $67.6 million for the nine months ended September 30, 2007. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at September 30, 2008 was 11,967, a net increase of 2,989 or 33%, from 8,978 physicians at September 30, 2007. Also contributing to this increase was the growth in related collections on behalf of these physicians. Total collections generated by these providers which was posted for the nine months ended September 30, 2008 was $2.6 billion an increase of $0.6 billion, or 30%, over posted collections of $2.0 billion for the nine months ended September 30, 2007.
     Implementation and Other Revenue. Revenue from implementations and other sources was $6.0 million for the nine months ended September 30, 2008; an increase of $1.0 million, or 21%, over revenue of $5.0 million for the nine months ended September 30, 2007. This increase was driven by new client implementations and increased professional services for our larger client base. As of September 30, 2008, the numbers of accounts live on our revenue cycle management service, athenaCollector, increased of 282 accounts since September 30, 2007. As of September, 2008, the number of accounts live on our clinical cycle management service, athenaClinicals, increased 73 accounts since September 30, 2007.

	Nine Months Ended September 30,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating expenses	$41,795	$33,900	$7,895	23%

     Direct Operating Expense. Direct operating expense for the nine months ended September 30, 2008 was $41.8 million, an increase of $7.9 million, or 23%, over costs of $33.9 million for the nine months ended September 30, 2007. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the nine months ended September 30, 2008 was $2.6 billion, which was 30% higher than the $2.0 billion of collection processed for the nine months ended September 30, 2007. The increase in collections increased at a higher rate than the increase in the related direct operating expenses primarily as we benefited from economies of scale. Direct operating employee-related costs increased $3.9 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase is primarily due to the 27% increase in headcount since September 30, 2007. We increased the professional services headcount in order to meet the current and anticipated demand for our services as our customer base has expanded and includes more large medical groups. For the nine months ended September 30, 2008, direct operating expense includes less than $0.1 million of amortization of purchased intangibles expense related to the purchase of certain assets from MedicalMessaging in September 2008. Accordingly, no amounts were expensed in the nine months ended September 30, 2007.

	Nine Months Ended September 30,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$16,308	$12,643	$3,665	29%
Research and development	7,269	5,451	1,818	33%
General and administrative	20,694	13,912	6,782	49%
Depreciation and amortization	4,612	4,325	287	7%

Total	$48,883	$36,331	$12,552	35%

     Selling and Marketing Expense. Selling and marketing expense for the nine months ended September 30, 2008 was $16.3 million, an increase of $3.7 million, or 29%, over costs of $12.6 million for the nine months ended September 30, 2007. This increase was primarily due to increases in stock compensation expense of $0.9 million, an increase in employee-related costs and sales commission of $2.6 million due to an increase in headcount, and $0.2 million in other marketing related expenses. Our marketing and sales headcount increased by 34% since September 30, 2007, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the nine months ended September 30, 2008 was $7.3 million, an increase of $1.8 million, or 33%, over research and development expense of $5.5 million for the nine months ended September 30, 2007. This increase was primarily due to $1.4 million increase in employee-related costs due to an increase in headcount and $0.4 million increase in stock compensation expense. Our research and development headcount increased 38% since September 31, 2007, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.

     General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2008 was $20.7 million, an increase of $6.8 million, or 49%, over general and administrative expenses of $13.9 million for the nine months ended September 30, 2007. This increase was primarily due to $4.2 million increase in employee-related costs due to an increase in headcount, a $0.9 million increase in stock compensation expense, and a $0.4 million increase related to costs associated with a cancelled follow-on stock offering. Legal, audit, insurance and consulting expenses also increased $1.3 million primarily due to costs related to being a public company. Our general and administrative headcount increased by 15% since September 30, 2007, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 was $4.6 million, an increase of $0.3 million, or 7%, over depreciation and amortization expense of $4.3 million for the nine months ended September 30, 2007. This was primarily due to higher depreciation from fixed asset expenditures in 2008.
     Other income (expense). Interest income for the nine months ended September 30, 2008 was $1.5 million, an increase of $1.1 million from interest income of $0.4 million for the nine months ended September 30, 2007. The increase was directly related to the higher cash and short term investments balance during 2008. Interest expense for the nine months ended September 30, 2008 was $0.2 million, a decrease from interest expense of $2.4 million for the nine months ended September 30, 2007. The decrease is related to a decrease in bank debt, a working capital line of credit and an equipment line of credit during the fourth quarter of 2007. The loss on warrant liability for the nine months ended September 30, 2007 was $5.0 million, as a result of the change in the fair value of the warrants. This change in the fair value of the warrant is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $7.20 per shares as of December 31, 2006 to $18.00 per share at the time of our initial public offering on September 19, 2007. These warrants converted to warrants to purchase shares of common stock upon the consummation of our initial public offering, at which time the existing liability was reclassified to additional paid-in-capital. There was no expense related to the warrant liability in 2008. Also included in other expense for the nine months ended September 30, 2007, was $0.1 million loss on disposal of assets and $0.6 million of financial advisor fees paid by shareholders.
     Income tax provision. We recorded a provision for income taxes for the nine months ended September, 2008, of approximately $0.6 million compared to $0.2 million for the nine months ended September 30, 2007. The provision for income taxes represents state income tax expense and federal income tax due as a result of the alternative minimum tax (“AMT”). Because we expect to record income tax expense for the year ended December 31, 2007 and 2008, we have provided income tax expense for the nine months ended September 30, 2007 and 2008, using the expected effective tax rate for the entire year.
     As of December 31, 2007, we had a valuation allowance against our net deferred tax assets totaling approximately $23 million and we have retained this valuation allowance through September 30, 2008. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment considers all available evidence, both positive and negative, when determining whether, based on the weight of that evidence, a valuation allowance is needed. These judgments necessarily include the likelihood and amounts of future taxable income and sources of taxable income. As of September 30, 2008, we have accumulated deficit of $60.4 million and have limited history of being profitable. Beginning in the third quarter of fiscal 2007, we became profitable and have remained profitable for the first three quarters of fiscal 2008. If we continue to demonstrate consistent earnings and accumulate sufficient evidence to conclude that realization of our deferred tax assets is more likely than not, we would reverse the valuation allowance at that time.
Comparison of the Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,
	Amount	Amount	Change
	2008	2007	Amount	Percent
	(in thousands)
Business services	$33,080	$24,380	$8,700	36%
Implementation and other	2,348	1,788	560	31%

Total	$35,428	$26,168	$9,260	35%

     Revenue. Total revenue for the three months ended September 30, 2008 was $35.4 million, an increase of $9.3 million, or 35%, over revenue of $26.2 million for the nine months ended September 30, 2007. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended September 30, 2008 was $33.1 million, an increase of $8.7 million, or 36%, over revenue of $24.4 million for the three months ended September 30, 2007. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at September 30, 2008 was 11,967, a net increase of 2,989 or 33%, from 8,978 physicians at September 30, 2007. Also contributing to this increase was the growth in related collections on behalf of these physicians. Total collections generated by these providers which were posted for the three months ended September 30, 2008 was $0.9 billion a net increase of $0.2 billion, or 32%, over posted collections of $0.7 billion for the three months ended September 30, 2007.
     Implementation and Other Revenue. Revenue from implementations and other sources was $2.3 million for the three months ended September 30, 2008, an increase of $0.6 million, or 31%, over revenue of $1.8 million for the three months ended September 30, 2007. This increase was driven by new client implementations and increased professional services for our larger client base. As of September 30, 2008, the numbers of accounts live on our revenue cycle management service, athenaCollector, increased of 282 accounts since September 30, 2007. As of September, 2008, the number of accounts live on our clinical cycle management service, athenaClinicals, increased 73 accounts since September 30, 2007.

	Three Months Ended September 30,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating expenses	$14,932	$11,732	$3,200	27%
     Direct Operating Expense. Direct operating expense for the three months ended September 30, 2008 was $14.9 million, an increase of $3.2 million, or 27%, over costs of $11.7 million for the three months ended September 30, 2007. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the three months ended September 30, 2008 was $0.9 million, which was 32% higher than the $0.7 million of collection processed for the three months ended September 30, 2007. The increase in collections increased at a higher rate than the increase in the related direct operating expenses primarily as we benefited from economies of scale. Direct operating employee-related costs increased $1.7 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This increase is primarily due to the 27% increase in headcount since September 30, 2007. We increased the professional services headcount in order to meet the current and anticipated demand for our services as our customer base has expanded and includes more large medical groups. For the three months ended September 30, 2008, direct operating expense includes less than $0.1 million of amortization of purchased intangibles expense related to the purchase of certain assets from MedicalMessaging in September 2008. Accordingly, no amounts were expensed in the three months ended September 30, 2007.

	Three Months Ended September 30,
	2008	2007	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$6,275	$4,329	$1,946	45%
Research and development	2,327	1,852	475	26%
General and administrative	6,909	4,341	2,568	59%
Depreciation and amortization	1,582	1,277	305	24%

Total	$17,093	$11,799	$5,294	45%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended September 30, 2008 was $6.3 million, an increase 45% over costs of $4.3 million for the three months ended September 30, 2007. This increase was primarily due to increases in stock compensation expense of $0.3 million, an increase in employee-related costs and commissions of $1.5 million due to an increase in headcount and an increase in marketing costs of $0.1 million. Our marketing and sales headcount increased by 34% since September 30, 2007, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the three months ended September 30, 2008 was $2.3 million, an increase of 26% over research and development expense of $1.9 million for the three months ended September 30, 2007. This increase was primarily due to $0.5 million increase in employee-related costs due to an increase in headcount. Our research and development headcount increased by 38% since September 30, 2007, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended September 30, 2008 was $6.9 million, an increase of $2.6 million, or 59%, over general and administrative expense of $4.3 million for the three months ended September 30, 2007. This increase was primarily due to $1.5 million increase in employee-related costs due to an increase in headcount and a $0.2 million increase in stock compensation expense. Legal, audit, tax, insurance and consulting expenses also increased $0.6 million primarily due to costs related to being a public company and $0.3 million relating to the operations of our Belfast, Maine facility. Our general and administrative headcount increased by 15% since September 30, 2007, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2008 was $1.6 million, an increase of 24% from depreciation and amortization of $1.3 million for the three months ended September 30, 2007. This increase was primarily due to the higher depreciation from fixed asset expenditures in 2008.
     Other income (expense). Interest income for the three months ended September 30, 2008 was $0.4 million, an increase of $0.3 million from interest income of $0.1 million for the three months ended September 30, 2007. The increase was directly related to the higher cash and short term investments balance during 2008. Interest expense for the three months ended September 30, 2008 was $0.1 million, a decrease from interest expense of $0.7 million for the three months ended September 30, 2007. The decrease is related to a decrease in bank debt, a working capital line of credit and an equipment line of credit during the fourth quarter of 2007. The loss on warrant liability for the three months ended September 30, 2007 was $1.3 million, as a result of the change in the fair value of the warrants. This change in the fair value of the warrant is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $9.30 per share as of March 31, 2007 to $18.00 per share at the time of our initial public offering on September 19, 2007. These warrants converted to warrants to purchase shares of common stock upon the consummation of our initial public offering, at which time the existing liability was reclassified to additional paid-in-capital. There was no expense related to the warrant liability in 2008.
     Income tax provision. We recorded a provision for income taxes for the three months ended September 30, 2008, of approximately $0.1 million compared to $0.2 million for the three months ended September 30, 2007. The provision for income taxes represents state income tax expense and federal income tax due as a result of the alternative minimum tax (“AMT”). Because we expect to record income tax expense for the year ended December 31, 2007 and 2008, we have provided income tax expense for the three months ended September 30, 2007 and 2008, using the expected effective tax rate for the entire year.
     As of December 31, 2007, we had a valuation allowance against our net deferred tax assets totaling approximately $23 million and we have retained this valuation allowance through September 30, 2008. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment considers all available evidence, both positive and negative, when determining whether, based on the weight of that evidence, a valuation allowance is needed. These judgments necessarily include the likelihood and amounts of future taxable income and sources of taxable income. As of September 30, 2008, we have accumulated deficit of $60.4 million and have limited history of being profitable. Beginning in the third quarter of fiscal 2007, we became profitable and have remained profitable for the first three quarters of fiscal 2008. If we continue to demonstrate consistent earnings and accumulate sufficient evidence to conclude that realization of our deferred tax assets is more likely than not, we would reverse the valuation allowance at that time.
Liquidity and Capital Resources
          Since our inception, we have funded our growth primarily through the private sale of equity securities, totaling approximately $50.6 million as well as through long-term debt, working capital, equipment-financing loans and the completion of an initial public offering that provided net proceeds of approximately $81.3 million. As of September 30, 2008, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $78.5 million. Our total indebtedness was $8.5 million at September 30, 2008 and was comprised of loans for equipment lines of $2.5 million and a term loan of $6.0 million.
          Cash provided by operating activities during the nine months ended September 30, 2008 was $14.6 million and consisted of net income of $8.3 million and $3.7 million utilized by working capital and other activities. Cash provided by operating activities included positive non-cash adjustments of $4.6 million related to depreciation and amortization expense, a $3.5 million in non-cash stock compensation expense, and $2.0 million of non-cash rent expense. Cash used by working capital and other activities was primarily attributable to a $3.6 million increase in accrued expense, a $3.1 million decrease in deferred rent, a $7.0 million increase in accounts receivable, a $0.1 million decrease in prepaid expenses and other current assets, and a $2.3 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
          Cash used in operating activities during the nine months ended September 30, 2007 was $3.1 million and consisted of a net loss of $5.6 million and $4.7 million utilized for working capital and other activities, offset by positive non-cash adjustments of $4.3 million related to depreciation and amortization expense, a $5.0 million of warrant expense, a $0.9 million of non cash stock compensation, a $0.6 million of financial adviser fees paid by shareholders and a $2.0 million of non-cash rent expense. Cash used for working capital and other activities was primarily attributable to a $2.6 million decrease in deferred rent, a $2.1 million increase in accrued expense and a $3.7 million increase in accounts receivable, offset in part by a $0.6 million decrease in prepaid and other assets, a $0.6 million decrease in accounts payable and a $0.7 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
          Net cash used by investing activities was $58.5 M for the nine months ended September 30, 2008, which consisted of purchases of investments of $57.5 million, purchases of plant, property and equipment of $11.5 million, net cash paid for acquisition and other purchased intangible assets of $6.7 M purchase of investment in unconsolidated subsidiary of $0.3 million, $0.1 million increase in restricted cash and expenditures for internal development of the athenaClinicals application of $0.9 million offset in part by $18.5 million in maturity of investments.
          Net cash generated by investing activities was $3.4 million for the nine months ended September 30, 2007 primarily consisting of purchases of property and equipment of $2.1 million, purchases of investments of $1.9 million, and capitalized software development costs of $0.8 million, offset in part by proceeds from the sales and maturities of investments of $7.6 million and the return of $0.6 million in restricted cash.
          Net cash provided by financing activities was $11.0 M for the nine months ended September 30, 2008. The majority of the cash provided in the period resulted from the $6.0 million in draws on our term loan and $1.6 million in draws on our equipment line offset by $0.5 million in payments on debt and $0.1 million in debt issuance cost. The remaining portion relates to proceeds from the exercise of stock options, common stock warrants and proceeds from the employee stock purchase plan during the period totaling $4.0 million.
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
          We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Because the revenue cycle component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the clinical cycle component of athenaNet, we capitalize nearly all software development. In the nine months ended September 30, 2008, we capitalized $11.5 million in plant, property and equipment and $0.9 million in software development. The majority of the plant, property and equipment purchased in the nine months ended September 30, 2008, relates to the purchase of the complex of buildings and land in Belfast, Maine. In the nine months ended September 30, 2007, we capitalized $2.1 million of property and equipment and $0.8 million of software development. We currently anticipate making aggregate capital expenditures of approximately $10.0 million over the next twelve months.
Credit Facilities
Revolving Line of Credit and Term Loan Agreement
          We have a revolving line of credit and term loan agreement with a bank, which has a maximum available borrowing amount of $15.0 million and $6.0 million, respectively, at September 30, 2008. The revolving credit facility may be extended by up to an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving line of credit and term loan agreement matures in September 2011 and September 2013, respectively. As of September 30, 2008, there was a total of $6.0 million in aggregate principal amount outstanding under the term loan agreement. As of September 30, 2008, there was no amount outstanding under the revolving line of credit. The available borrowing under the revolving line of credit at September 30, 2008 was $15.0 million.
          The revolving line of credit and term loans bear interest, at the Company’s option, at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points for Base Rate loans and up 100 basis points for LIBOR loans. For revolving line of credit, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company is also required to pay other customary commitment fees and upfront fees for a facility of this size and type. The interest rate as of September 30, 2008 for the term loan and for the revolving credit facility was 4.6%.
          The obligations of the Company and its subsidiaries under the Credit Agreement and all related documents are secured by a perfected security interest in the Company’s personal and fixture property, instruments, documents, chattel paper, deposit accounts, claims, investment property, contract rights, general intangibles, and certain intellectual property rights. As additional security, the Company has granted to the financing company a mortgage, assignment of rents, and security interest in fixtures relating to the Company’s property in Belfast, Maine, and pledged all stock of any domestic subsidiary that may be formed or acquired and 65% of its foreign subsidiaries’ stock. If the Company acquires or forms any United States subsidiary, that subsidiary shall be required to provide a joint and several guaranties of all obligations of the Company and the Company’s subsidiaries under the Credit Agreement as primary obligor.
          The Credit Agreement contains customary default provisions and certain financial and nonfinancial covenants including limitations on our consolidated leverage ratio and capital expenditures. As of September 30, 2008, the Company was in compliance with its covenants under the Credit Agreement.
Equipment Lines of Credit
          As of September 30, 2008, there was a total of $2.5 million in aggregate principal amount outstanding under an equipment line financing agreement with a finance company. These amounts are secured by specific equipment, they accrue interest at a weighted average rate of 5.6% per annum and they are payable on a monthly basis through September 2011.
Off-Balance Sheet Arrangements
          As of September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
The summary of outstanding debt as of September 30, 2008 is as follows:

	Payments Due by Period
		Less than 1			After 5
	Total	year	1-3 years	3-5 years	years

Equipment line	$2,497	$984	$1,513	$—	$—
Credit facility	6,000	300	600	5,100	—

Total	$8,497	$1,284	$2,113	$5,100	$—

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service provider Perot Systems for work performed in India, is denominated in any currency other than the U.S. dollar. For the nine months ended September 30, 2008, 1.0% of our expenses occurred in our direct subsidiary in Chennai, India and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
          Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $78.5 million at September 30, 2008. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
          We have a revolving line of credit and term loan which bears interest based upon the prime rate or LIBOR rate. At September 30, 2008, there were no amounts outstanding under the revolving line of credit; however, we can draw up to $15.0 million under this line of credit at any time. At September 30, 2008 there was $6.0 million outstanding on the term loan. If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls & Procedures
Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2008 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
          There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We have been sued by Billingnetwork Patent, Inc. in a patent infringement case (Billingnetwork Patent, Inc. v. athenahealth, Inc., Civil Action No. 8:05-CV-205-T-17TGW United States District Court for the Middle District of Florida). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System” and it seeks an injunction enjoining infringement, treble damages, and attorneys’ fees. We have moved to dismiss that case, and arguments on that motion were heard by the court in March 2006. We attended a court conference in May 2008 to address outstanding procedural matters, including motions; however, the court did not rule on the motion to dismiss. We believe that we have meritorious defenses to the complaint and continue to contest it vigorously.

In addition, we are subject to other legal proceedings, claims, and litigation from time to time arising out of our business activities undertaken in the ordinary course of business. Defending these requires significant management attention and financial resources, and the outcome of any litigation is inherently uncertain. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. There are no accruals for such claims recorded at September 30, 2008.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this filing, including the consolidated financials statements and the related notes appearing in this and other filings that we have made with the SEC, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 7, 2008, we describe risk factors related to the Company. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, other than as set forth below. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
Our loan agreements contain operating and financial covenants that may restrict our business and financing activities.
     We have loan agreements that provide for up to $27.0 million of total borrowings, of which $8.5 million was outstanding at September 30, 2008. Borrowings are secured by substantially all of our assets including our intellectual property. Our loan agreements restrict our ability to:
•	incur additional indebtedness;

•	create liens;

•	make investments;

•	sell assets;

•	pay dividends or make distributions on and, in certain cases, repurchase our stock; or

•	consolidate or merge with other entities.

     In addition, our credit facilities require us to meet specified minimum financial measurements. The operating and financial restrictions and covenants in these credit facilities, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities, or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under either or both of the loan agreements, which could cause all of the outstanding indebtedness under both credit facilities to become immediately due and payable and terminate all commitments to extend further credit.
Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.
     In order to obtain updated certification of our athenaClinicals services by the Certification Commission for Healthcare Information Technology in 2009, we may need to offer third-party services to support our clients’ selection and verification of codes used in billing to identify and classify the medical services those clients provide. Also, on September 5, 2008, we acquired the assets of Crest Line Technologies, LLC (d.b.a. MedicalMessaging net), thereby extending the range of services that we offer. The risks identified below have been updated to reflect the addition of those third-party and MedicalMessaging services.
     The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide, and these laws and regulations may be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from healthcare regulation are described below.
• False or Fraudulent Claim Laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our services to comply with these laws and regulations could result in substantial liability (including, but not limited to, criminal liability), adversely affect demand for our services, and force us to expend significant capital, research and development, and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation, or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Any determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers, and have an adverse effect on our business.
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
     In addition, we may contract with third parties that offer software relating to the selection or verification of codes used to identify and classify the services for which reimbursement is sought. Submission of codes that do not accurately reflect the services provided or the location or method of their provision may constitute a violation of false or fraudulent claims laws. Our ability to comply with these laws depends on the coding decisions made by our clients and the accuracy of our vendors’ software and services in suggesting possible codes to our clients and verifying that proper codes have been selected.
• HIPAA and other Health Privacy Regulations. There are numerous federal and state laws related to patient privacy. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of individually identifiable health information in electronic form. HIPAA also specifies formats that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Because we translate electronic transactions to and from HIPAA-prescribed electronic formats and other forms, we are a clearinghouse and, as such, a covered entity. In addition, our clients are also covered entities and are mandated by HIPAA to enter into written agreements with us—known as business associate agreements—that require us to safeguard individually identifiable health information. Business associate agreements typically include:
•	a description of our permitted uses of individually identifiable health information;

•	a covenant not to disclose the information except as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

•	assurances that appropriate administrative, physical, and technical safeguards are in place to prevent misuse of the information;

•	an obligation to report to our client any use or disclosure of the information not provided for in the agreement;

•	a prohibition against our use or disclosure of the information if a similar use or disclosure by our client would violate the HIPAA standards;

•	the ability for our clients to terminate the underlying support agreement if we breach a material term of the business associate agreement and are unable to cure the breach;

•	the requirement to return or destroy all individually identifiable health information at the end of our support agreement; and

•	access by the Department of Health and Human Services to our internal practices, books, and records to validate that we are safeguarding individually identifiable health information.
     We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. In addition, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the creation of such standards will have on our compliance costs or our services.
     In addition, some payers and clearinghouses with which we conduct business interpret HIPAA transaction requirements differently than we do. Where clearinghouses or payers require conformity with their interpretations as a condition to effecting transactions, we seek to comply with their interpretations.

     The HIPAA transaction standards include proper use of procedure and diagnosis codes. Since these codes are selected or approved by our clients, and since we do not verify their propriety, some of our capability to comply with the transaction standards is dependant on the proper conduct of our clients.
     Among our services, we provide telephone reminder services to patients, internet- and telephone-based access to medical test results, pager and email notification to practices of patient calls, and patient call answering services. We believe that reasonable efforts to prevent disclosure of individually identifiable health information have been and are being taken in connection with these services, including the use of multiple-password security. However, any failure of our clients to provide accurate contact information for their patients or physicians or any breach of our telecommunications systems could result in a disclosure of individually identifiable health information.
     In addition to the HIPAA Privacy and Security Rules, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them.
     Failure by us to comply with any of the federal and state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain clients and attract new clients.
• Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that govern patient referrals, physician financial relationships, and inducements to healthcare providers and patients. For example, the federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a state or federal regulatory agency that any of our activities or those of our clients, vendors, or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our service fees, disqualify us from providing services to clients doing business with government programs, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and require a costly response from us.
• Anti-Referral Laws. There are federal and state laws that forbid payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals and/or entities that have certain financial, ownership, or other business relationships with health care providers. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal laws—called the Stark Law—is very complex in its application. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and require a costly response from us.
• Corporate Practice of Medicine Laws and Fee-Splitting Laws. Many states have laws forbidding physicians from practicing medicine in partnership with non-physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations forbidding splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges. We have varied our charge structure in some states to comply with these laws, which may make our services less desirable to potential clients. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and require a costly response from us.
• Anti-Assignment Laws. There are federal and state laws that forbid or limit assignment of claims for reimbursement from government-funded programs. In some cases, these laws have been interpreted in regulations or policy statements to limit the manner in which business service companies may handle checks or other payments for such claims and to limit or prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and require a costly response from us.
• Prescribing Laws. The use of our software by physicians to perform a variety of functions relating to prescriptions, including electronic prescribing, electronic routing of prescriptions to pharmacies, and dispensing of medication, is governed by state and federal law, including fraud and abuse laws, drug control regulations, and state department of health regulations. States have differing prescription format requirements. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. For example, while federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to address these areas with regulation in the near future. Regulatory authorities such as the U.S. Department of Health and Human Services’ Centers for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EMR technologies. Any determination that we or our clients have violated prescribing laws may expose us to liability, loss of reputation, and loss of business. These laws and requirements may also increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.
• Electronic Medical Records Laws. A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the how such technology is provided. As a company that provides EMR functionality, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service complies with the standards of the Certification Commission for Healthcare Information Technology, or CCHIT, for ambulatory electronic health record criteria for 2006.
• Claims Transmission Laws. Our services include the manual and electronic transmission of our clients’ claims for reimbursement from payers. Federal and various state laws provide for civil and criminal penalties for any person who submits, or causes to be submitted, a claim to any payer (including, without limitation, Medicare, Medicaid, and any private health plans and managed care plans) that is false or that overbills or bills for items that have not been provided to the patient. Although we do not determine what is billed to a payer, to the extent that such laws apply to a service that merely transmits claims on the behalf of others, we could be subject to the same civil and criminal penalties as our clients.
• Prompt Pay Laws. Laws in many states govern prompt payment obligations for healthcare services. These laws generally define claims payment processes and set specific time frames for submission, payment, and appeal steps. They frequently also define and require clean claims. Failure to meet these requirements and time frames may result in rejection or delay of claims. Failure of our services to comply may adversely affect our business results and give rise to liability claims by clients.
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
     The FDA can impose extensive requirements governing pre- and post-market conditions such as service investigation and others relating to approval, labeling, and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.
We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with users, adversely affecting our brand and our business.
     As a result of our acquisition of the assets of MedicalMessaging on September 5, 2008, we now rely on a wider range of telecommunications systems to provide our services. The risks identified below have been updated to reflect the addition of those systems.
     Our ability to deliver our internet- and telecommunications-based services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable telephone, facsimile, and pager systems with regard to the services we acquired from MedicalMessaging. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:
•	damage from fire, power loss, and other natural disasters;

•	communications failures;

•	software and hardware errors, failures, and crashes;

•	security breaches, computer viruses, and similar disruptive problems; and

•	other potential interruptions.
     Any disruption in the network access, telecommunications, or co-location services provided by these third-party providers or any failure of or by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over these third-party vendors, which increases our vulnerability to problems with services they provide.
     Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our business and could expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.
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
Item 4. Submission of Matters To a Vote of Security Holders.
None.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.†
     (a) Exhibits.

Exhibit
Number	Description	Reference

10.1	Credit Agreement by and between the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L\C Issuer, dated as of September 30, 2008	Filed herewith

10.2	Security Agreement by and between the Company and Bank of America, N.A., as Administrative Agent, dated as of September 30, 2008	Filed herewith

10.3	Term Note by and between the Company and Bank of America, N.A., dated as of September 30, 2008	Filed herewith

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350	Filed herewith

†	Exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted exhibit to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

athenahealth, Inc.

By:	/S/ Jonathan Bush

Jonathan Bush
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Carl B. Byers

Carl B. Byers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 7, 2008