Form 10-K
period 2008-12-31
ATHENAHEALTH INC
filed 2009-03-02
CIK 1131096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33689
athenahealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3387530 (I.R.S. Employer Identification No.)

311 Arsenal Street, Watertown, Massachusetts (Address of principal executive offices)	02472 (Zip Code)

617-402-1000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $711,889,292.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At February 27, 2009, the registrant had 33,419,269 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

INDEX

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	42
Item 2.	Properties	42
Item 3.	Legal Proceedings	42
Item 4.	Submission of Matters to a Vote of Security Holders	42

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Item 6.	Selected Financial Data	46
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	69

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	69
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions, and Director Independence	69
Item 14.	Principal Accounting Fees and Services	69

PART IV
Item 15.	Exhibits, Financial Statement Schedules	70
SIGNATURES		72
Ex-10.5 2007 Employee Stock Purchase Plan, as amended
Ex-10.15 Employment Agreement by and between the Registrant and Robert M. Hueber, as amended
Ex-10.17 Employment Agreement by and between the Registrant and Nancy G. Brown, as amended
Ex-10.18 Employment Agreement by and between the Registrant and David Robinson, dated February 24, 2009
Ex-21.1 Subsidiaries of the Registrant
Ex-23.1 Consent of Deloitte & Touche LLP
Ex-31.1 Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
Ex-31.2 Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
Ex-32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

i

PART I

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including those regarding our expectations for future financial or operational performance, product and service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market share, is based on information from independent industry analysts and third-party sources (including industry publications, surveys, and forecasts), our internal research, and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable. None of the sources cited in this Annual Report on Form 10-K has consented to the inclusion of any data from its reports, nor have we sought their consent. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information. While we believe the market position, market opportunity, and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Item 1.	Business.

In this Annual Report on Form 10-K, the terms “athena,” “athenahealth,” “we,” “us,” and “our” refer to athenahealth, Inc. and its subsidiary, athenahealth Technology Private Limited, and any subsidiary that may be acquired or formed in the future.

athenahealth, athenaNet, and the athenahealth logo are registered service marks of athenahealth, and athenaClinicals, athenaCollector, athenaCommunicator, athenaEnterprise, athenaRules, and ReminderCall are service marks of athenahealth. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons.

Overview

athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, that automates and manages medical record-related functions for physician practices and includes an electronic medical record, or EMR, platform. ReminderCall, the newest offering from athenahealth, is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling; we plan on combining ReminderCall with test results, prescription refill, collection, and other patient communication offerings in our athenaCommunicator services suite that we expect to beta launch in 2009. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.

In the last five years, we have primarily focused on developing our proprietary Internet-based software application and integrated service operations to expand our client base. In 2005, we formed a subsidiary in India to complement our U.S.-based software development activities and to work closely with our business partners in India. In September 2008, we completed our first acquisition, purchasing the assets of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.Net), a privately held company that developed ReminderCall and associated services. In 2008, we generated revenue of $139.6 million from the sale of our services, compared to $100.8 million in 2007. As of December 31, 2008, there were more than 18,750 medical providers, including more than 12,550 physicians, using our services across 39 states and 60 medical specialties.

Market Opportunity

We believe the market opportunity for our services is, in large part, currently driven by physician office collections in the United States. According to the U.S. Centers for Medicare and Medicaid Services, since 2000, ambulatory care spending increased by an average of 7.4% per year to $479 billion in 2007. As the ambulatory care market has grown, we estimate that the market for revenue and clinical cycle management solutions has grown to over $27 billion. These expenditures are primarily comprised of salary and benefits for in-house administrative staff and the cost of third-party practice management and EMR software.

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

Physician office-based billing activities that are required to ensure appropriate payment for services rendered have increased in number and complexity for the following reasons:

•	Diversity of health benefit plan design. Health insurers have introduced a wide range of benefit structures, many of which are customized to unique goals of particular employer groups. This has resulted in an increase in rules regarding who is eligible for healthcare services, what healthcare services are eligible for reimbursement, and who is responsible for payment of healthcare services delivered.

•	Dynamic nature of health benefit plan design. Health insurers continuously update their reimbursement rules based on ongoing monitoring of consumption patterns, in response to new medical products and procedures, and to address changing employer demands. As these changes are made frequently throughout the year and are frequently specific to each individual health plan, physician practices need to be continually aware of this dynamic element of the reimbursement cycle as it could impact overall reimbursement and specific workflows.

•	Proliferation of new payment models. New health benefit plans and reimbursement structures have considerably modified the ways in which physician practices are paid. For example, there is an increasing trend toward consumer-driven health plans, or CDHPs, that require a far greater portion of fees to be paid by the consumer, typically until a pre-specified threshold is achieved. Care-based initiatives, including pay-for-performance, or P4P programs, which provide reimbursement incentives centered around capture and submission of specified clinical information, have dramatically increased the administrative and clinical documentation burden of the physician practice.

•	Changes in the regulatory environment. The Health Insurance Portability and Accountability Act, or HIPAA, required changes in the way private health information is handled, mandated new data formats for the health insurance industry, and created new security standards. Most recently as part of HIPAA, physicians have been required to adopt National Provider Identifiers, and this has affected physician office billing and collection workflow requirements.

In addition to administering typical small business functions, smaller physician practices must invest significant time and resources in activities that are required to secure reimbursement from third-party payers or patients and process inbound and outbound communications related to physician orders to laboratories and pharmacies. In order to process these communications, physician offices often manipulate locally or remotely installed software, execute paper-based and fax-based communications to and from payers, and conduct telephone-based discussions with payers and intermediaries to resolve unpaid claims or to inquire about the status of transactions.

The Established Model

Currently, the majority of physician practices bill for their services in one of three ways: purchasing, installing, and operating locally installed practice management software, paying for use of remotely installed “on-demand” practice management software, or hiring a third-party billing service to collect billing-related information and input the information into a software system maintained by the service. In many instances, the solutions that are installed at the physician office or a remote location are operated by administrative personnel on staff at the office. As the complexity and number of health benefit plan payer rules has increased, the ability of locally or remotely installed software solutions to keep up with new and revised payer rules has lagged behind this trend, leading to higher levels of unpaid claims, prolonged billing cycles, and increased clinical inefficiencies. While locally or remotely installed software has been shown to provide improvement in physician practice efficiency and collections relative to paper-based systems, we believe that such standalone software is not suited for today’s dynamic and increasingly complex healthcare system.

Despite advances in practice management software to address the administrative needs of the physician office, the billing, collections, and medical record management functions remain expensive, inefficient, and challenging for many physician practice groups. We believe that established locally or remotely installed physician practice management software has generally suffered from the following challenges:

•	Software is static. Payer rules change continuously and the systems used to seek reimbursement require constant updating to remain accurate. If it is not linked to a centrally hosted, continuously updated knowledge base of payer rules, software typically cannot reflect real-time changes based upon health-benefit-plan-specific requirements. Additionally, since most software vendors are not in the business of processing claims, they are often unaware of the creation of new payer rules and changes to existing payer rules. As a result, physician practices typically have the responsibility to navigate this complex and dynamic reimbursement system in order to submit accurate and complete claims. We believe that their inability to keep current on these rules changes is the single largest factor leading to claims denials and diverting time and resources away from revenue and clinical cycle workflow.

•	Software requires reliance on physician office personnel. Physician offices have difficulty managing the increased complexity of billing, collections, and medical record management because they lack the necessary infrastructure and suffer from significant staff turnover rates. Despite attempts to automate workflow, many software solutions still require that a number of payer interactions be executed manually via paper or phone. These manual interactions include insurance product monitoring, insurance eligibility, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submitting of lab requisitions, and monitoring and classification of all inbound faxes. These tasks are prone to human error, are inefficient, and generally require the accumulation of rules and claims processing knowledge by the individuals involved. Given that employee clinic turnover in physician offices averages 10-25% annually, critical reimbursement knowledge can be lost.

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

We believe that traditional outsourced back-office service providers do not compensate significantly for these deficiencies of the locally or remotely installed software model. These service providers generally rely on third-party software that suffers from the same deficiencies that physicians experience when they perform their own back-office processing operations. The software often is not connected to payer rules that can be enforced in real time by office staff throughout the patient workflow. In addition, these service providers typically operate discrete databases and sometimes utilize separate processes for each client they serve, which affords limited advantages of scale, thereby conferring limited cost advantages to physician practices. Without either control over the software application or an integrated rules database, outsourced service providers cannot offer physicians the benefits of our Internet-based business service model.

The payer universe is dynamic and continuously growing in complexity as rules are changed and new rules are added, making it extremely difficult for physician practices, and even payers, to effectively manage the reimbursement rules landscape. While locally or remotely installed software has struggled to meet these challenges, the Internet has developed in the broader economy into a reliable and efficient medium that opens the door to entirely new ways of performing business functions. The Internet is ideally suited to centralization of the large-scale research needed to stay current with payer rules and to the instantaneous dissemination of this information. The Internet also allows real-time consolidation and centralized execution of administrative work across many medical practice locations. As a result, the health care industry is well suited to benefit from the efficiency and effectiveness of the Internet as a delivery platform.

Our Solution

The dynamic and increasingly complex healthcare market requires an integrated solution to manage the reimbursement and clinical landscape effectively. We believe that we are the first company to integrate web-based software, a continually updated database of payer rules, and back-office service operations into a single Internet-based business service for physician practices. We seek to deliver these services at each critical step in the revenue and clinical cycle workflow through a combination of software, knowledge, and work:

•	Software. athenaNet, our proprietary web-based practice management and EMR application, is a workflow management tool used in the work steps that are required to properly handle billing, collections, patient communications, and medical record management-related functions. All users across our client-base simultaneously use the same version of our software application, which connects them to our continually updated database of payer rules and to our services team.

•	Knowledge. athenaRules, our proprietary database of payer rules, enforces physician office workflow requirements and is continually updated with payer-specific coding and documentation information. This knowledge continues to grow as a result of our years of experience managing back-office service operations for hundreds of physician practices, including processing medical claims with tens of thousands of health benefit plans.

•	Work. The athenahealth service operations, consisting of approximately 508 people in the United States, interact with clients at all key steps of the revenue and clinical cycle workflow. These operations include setting up medical providers for billing, checking the eligibility of scheduled patients electronically, submitting electronic and paper-based claims to payers directly or through intermediaries, processing clinical orders, receiving and processing checks and remittance information from payers, documenting the result of payers’ responses, and evaluating and resubmitting claims denials.

We are economically aligned with our physician practice clients because payment for our services in most cases is dependent on the results our services achieve for our clients. The positive results of our approach are seen in the significant growth in the number of clients serviced, collections under management, and overall revenue in each of the preceding eight years.

Key advantages of our solution include:

•	Low total cost of the athenahealth solutions. The cost of our services includes a modest upfront expenditure, with subsequent costs based on the amounts collected. This approach eliminates the large and risky upfront investments in software, hardware, implementation service and support, and additional information technology staff often associated with the established software model. We update our web-based software every six to eight weeks and add or revise over 100 rules on average each month in our shared payer knowledge base, which enables our clients to use these new features with minimal disruption and no incremental cost. Once implemented, only an Internet connection and a web browser are required to run our Internet-based practice management system and EMR and take advantage of our patient communication offerings. We believe our services-based model provides advantages to our clients based on the elimination of future upgrade, training, and extra follow-up costs associated with the established model.

•	Comprehensive payer rules engine that is continuously expanded and updated. We believe that we have the largest and most comprehensive continually updated database of payer reimbursement process rules in the United States. We collect health-benefit-plan-specific processing information so that the medical office workflow and the work at our service operations can be tailored to the requirements of each health benefit plan. Real-time error alerts automatically triggered by our rules engine enable our clients in many cases to catch billing-related errors immediately at the beginning of the reimbursement cycle, fix these errors quickly, and generate medical claims that achieve high first-pass success rates. Payer rules are frequently unavailable from the payers and therefore must be learned from experience. We have full-time staff focused on finding, researching, documenting, and implementing new rules, enabling our solution to consistently deliver quantifiably superior financial results for our clients. Additionally, we discover and implement even more new rules as new clients connect to our rules engine. Our other clients benefit from the addition of these new rules, and this continuous updating increases our value proposition benefiting both current and future clients.

•	Real-time workflow and process optimization resulting in improved financial outcomes. Our solution incorporates a large number of efficient, real-time communications between the physician practice’s staff and our rules engine and service operations staff throughout the patient encounter and billing processes. These process steps begin prior to the claims submission process, and we believe that this online interaction is vital for delivering the financial performance our clients enjoy. This enables us to stay close to client needs and constantly upgrade our offerings in order to improve the effectiveness of our overall service. These elements allow us to identify and influence critical practice workflow steps to maximize billing performance and deliver improved financial outcomes for our physician clients.

•	Critical mass and access to superior scale and capabilities. We have taken physician back-office tasks that would otherwise be performed on a local or regional basis and have brought them together on a single national platform. Our platform was designed and constructed to enable us to assume responsibility for the completion of automated and manual tasks in the revenue and clinical workflow cycles, while providing critical tools and knowledge to effectively assist clients in completing those tasks that must be done on-site in the physician practice. By taking on the administrative effort associated with revenue and clinical workflow, we free our clients from the burden of performing these laborious tasks in a time-consuming and expensive manner with insufficient scale to operate effectively. As a result of our substantial infrastructure, we can apply a broad array of resources (from athenahealth, our clients, and our off-shore partners) to address the myriad of discrete tasks within the revenue and clinical workflow cycles in a cost-effective manner. This approach allows us to deliver resources, expertise, and performance superior to what any individual physician practice could achieve on its own.

Our Strategy

Our mission is to be the most trusted business service to medical groups. Key elements of our strategy include:

•	Remaining intensely focused on our clients’ success. Our business model aligns our goals with our clients’ goals and provides an incentive for us to improve the performance of our clients continually. We believe that this approach enables us to maintain client loyalty, enhance our reputation, and improve the quality of our solutions.

•	Maintaining and growing our payer rules database. Our rules engine development work is designed to increase the percentage of transactions that are successfully executed on the first attempt and to reduce the time to resolution after claims or other transactions are submitted. We continue to develop our centralized payer reimbursement process rules database, athenaRules, using our experience gained across our network of clients.

•	Attracting new clients. We expect to continue with current and expanded sales and marketing efforts to address our market opportunity by aggressively seeking new clients. We believe that our Internet-based business services provide significant value for physician offices of any size. We estimate that our athenaCollector client base currently represents approximately two percent of the U.S. addressable market for revenue cycle management.

•	Increasing revenue per client by adding new service offerings. We only began to offer our athenaClinicals service, which we still combine with athenaCollector for sale to prospective clients, in 2007. In the future, we plan to offer athenaClinicals as a stand-alone option. We further expanded our offerings in September 2008 by acquiring the assets of Crest Line Technologies, LLC, which provided our new ReminderCall service, and we continue to explore additional services to address other administrative tasks within the physician office.

•	Expanding operating margins by reducing the costs of providing our services. We believe that we can increase our operating margins as we increase the scalability of our service operations. Our integrated operations enable us to deploy efficient and effective resources at multiple steps of the revenue and clinical cycle workflow.

Our Services

athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on our proprietary web-based software, a continually updated database of payer rules, integrated back-office service operations, and our automated and live patient communication services. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, and more efficiently manage clinical and billing information.

athenaCollector

Our principal offering, athenaCollector, is our revenue cycle management service that automates and manages billing-related functions for physician practices and includes a practice management platform. athenaCollector assists our physician clients with the proper handling of claims and billing processes to help submit claims quickly and efficiently.

Software (athenaNet)

Through athenaNet, athenaCollector utilizes the Internet to connect physician practices to our rules engine and service operations team. In its 2008 year-end “Best in KLAS” survey, KLAS Enterprises, LLC, a healthcare information technology industry research firm, reported athenaNet No. 6 in the Ambulatory and Billing Scheduling category for practices with a single physician, No. 1 in the Ambulatory and Billing Scheduling category for practice groups with two to five physicians, No. 2 in the Ambulatory and Billing Scheduling category for practice groups with six to 25 physicians, and No. 1 in the Ambulatory and Billing Scheduling category for practice groups with 25 to 100 physicians. Apart from the single-physician practice category, which was first instituted in 2008, athenaNet has been ranked in the top 5 in each of these categories in each annual Best in KLAS ranking since 2004. athenaNet includes a workflow dashboard used by our clients and our services team to track in real-time claims requiring edits before they are sent to the payer, claims requiring work that have come back from the payer unpaid, and claims that are being held up due to administrative steps required by the individual client. This Internet-native functionality provides our clients with the benefits of our database of payer rules as it is updated and enables them to interact with our services team to efficiently monitor workflows. The Internet-based architecture of athenaNet allows each transaction to be available to our centralized rules engine so that mistakes can be corrected quickly across all of our clients.

Knowledge (athenaRules)

Physician practices route all of their day-to-day electronic and paper payer communications to us, which we then process using athenaRules and our significant understanding of payer rules to avoid reimbursement delays and improve practice revenue. Our proprietary database of payer knowledge has been constructed based on over eight years of experience in dealing with physician workflow in hundreds of physician practices with medical claims from tens of thousands of health benefit plans. The core focus of the database is on the payer rules, which are the key drivers of claim payment and denials. Understanding denials allows us to construct rules to avoid future denials across our entire client base, resulting in increased automation of our workflow processes. On average, over 100 rules are added or revised in our rules engine each month. athenaRules has been designed to interact seamlessly with athenaNet in the medical office workflow and in our service operations.

Work (athenahealth Service Operations)

athenahealth Service Operations enables the service teams that collaborate with client staff to achieve successful transactions. Our Service Operations consists of both knowledgeable staff and technological infrastructure used to execute the key steps associated with proper handling of physician claims and clinical data management. It is comprised of approximately 508 people on our service teams in the United States who interact with physicians, providers, and clinicians at all of the key steps in the revenue cycle, including:

•	coordinating with payers to ensure that client providers are properly set up for billing;

•	checking the eligibility of scheduled patients electronically;

•	submitting claims to payers directly or through intermediaries, whether electronically or via printed claim forms;

•	obtaining confirmation of claim receipt from payers, either electronically or through phone calls;

•	receiving and processing checks and remittance information from payers and documenting the result of payers’ responses;

•	evaluating denied claims and determining the best approach to appealing and/or resubmitting claims to obtain payment;

•	billing patients for balances that are due;

•	compiling and delivering management reporting about the performance of clients at both the account level and the provider level;

•	transmitting key clinical data to the revenue cycle workflow to eliminate the need for code re-entry and to permit assembling all key data elements required to achieve maximum appropriate reimbursement; and

•	providing proactive and responsive client support to manage issues, address questions, identify training needs, and communicate trends.

athenaClinicals

athenaClinicals is our clinical cycle management service that automates and manages medical record management-related functions for physician practices and includes an EMR platform. It assists medical groups with the proper handling of physician orders and related inbound and outbound communications to ensure that orders are carried out quickly and accurately and to provide an up-to-date and accurate online patient clinical record. athenaClinicals is designed to improve clinical administrative workflow, and its software component has received certification from the Certification Commission for Healthcare Information Technology, or CCHIT, under that body’s 2006 standards.

Software (athenaNet)

Through athenaNet, athenaClinicals displays key clinical measures by office location related to the drivers of high quality and efficient care delivery on a workflow dashboard, including lab results requiring review, patient referral requests, prescription requests, and family history of previous exams. Similar to its functionality within athenaCollector, athenaNet provides comprehensive reporting on a range of clinical results, including distribution of different procedure codes (leveling), incidence of different diagnoses, timeliness of turnaround by lab companies and other intermediaries, and other key performance indicators.

Knowledge (athenaRules)

Clinical data must be captured according to the requirements and incentives of different payers and plans. Clinical intermediaries such as laboratories and pharmacy networks require specific formats and data elements as well. athenaRules is designed to access medication formularies, identify potential medication errors such as drug-to-drug interactions or allergy reactions, and identify the specific clinical activities that are required to adhere to pay-for-performance programs, which can add incremental revenue to the physician practice.

Work (athenahealth Service Operations)

athenaClinicals provides the additional functionality that we believe medical groups expect from an EMR to help them complete the key processes that affect the clinical care record related to patient care, including:

•	identifying available P4P programs, incentives, and enrollment requirements;

•	entering data about patient encounters as they happen;

•	delivering outbound physician orders such as prescriptions and lab requisitions; and

•	capturing, classifying, and presenting inbound documentation, such as lab results, electronically or via fax.

athenaCommunicator

As a result of our acquisition of the assets of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.Net) in September 2008, we now offer automated messaging services that remind patients of appointment details and allow them to use that automated system to confirm or reschedule the appointment or to speak with a live operator. These services help to reduce no-shows and thereby increase the number of revenue-generating appointments. We have renamed these services ReminderCall and expanded their marketing to our existing clients while also offering our other services to existing MedicalMessaging clients. We envision the development of an expanded set of services, tentatively called athenaCommunicator, which would include ReminderCall and other outbound and inbound patient messaging services relating to patient collections, patient lab result reporting, prescription refills, and other transactions. The specific packaging, pricing, and marketing plans for this new service line have not been completed. We expect to offer beta clients an initial version of these services in 2009, with broader marketing, sales, and product development efforts likely to occur in subsequent years.

Sales and Marketing

We have developed a sales and marketing capability aimed at expanding our network of physician clients and expect to expand these efforts in the future. We have a significant direct sales effort, which we augment through our indirect channel relationships.

Direct Sales

As of December 31, 2008, we employed a direct sales and sales support force of 96 employees. Of these employees, 74 were sales professionals. Because of our ongoing service relationship with clients, we conduct a consultative sales process. This process includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services. Of this sales force, 59 members are dedicated to physician practices with four or more physicians and 15 members are dedicated to physician practices with one to three physicians. As of December 31, 2008, our sales team includes 35 quota-carrying sales representatives, of whom 20 are assigned to the groups with four or more physicians and 15 are assigned to the smaller practices. Our sales force is supported by 22 personnel in our sales and marketing organizations who provide specialized support for promotional and selling efforts.

Channel Partners

In addition to our employed sales force, we maintain business relationships with individuals and organizations that promote or support our sales or services within specific industries or geographic regions, which we refer to as channels. We refer to these individuals and organizations as our channel partners. In most cases, these relationships are generally agreements that compensate channel partners for providing us sales lead information that results in sales. These channel partners generally do not make sales but instead provide us with leads that we use to develop new business through our direct sales force. Other channel relationships permit third parties to act as value-added resellers or as independent sales representatives. In some instances, the channel relationship involves endorsement or promotion of our services by these third parties. In 2008, channel-based leads were associated with approximately half of our new business. Our channel relationships include state medical societies, healthcare information technology product companies, healthcare product distribution companies, and consulting firms. Examples of these types of channel relationships include:

•	the Ohio State Medical Society;

•	Eclipsys Corporation; and

•	WorldMed Shared Services, Inc. (d/b/a PSS World Medical Shares Services, Inc.), or PSS.

In May 2007, we entered into a marketing and sales agreement with PSS for the marketing and sale of athenaClinicals and athenaCollector. The agreement has an initial term of three years and may be terminated by either party for cause or convenience. Under the terms of the agreement, we will pay PSS sales commissions based upon the estimated contract value of orders placed with PSS, which will be adjusted 15 months after the date the service begins for each client, in order to reflect actual revenue received by us from clients. Subsequent commissions will be based upon a specified percentage of actual revenue generated from orders placed with PSS. We funded $0.3 million toward the establishment of an incentive plan for the PSS sales representatives during the first twelve months of the agreement and are responsible for co-sponsoring training sessions and conducting on-line education for PSS sales representatives.

Under the terms of the agreement, no later than June 2009, revenue cycle services or software from athenahealth will be the exclusive revenue cycle solution sold by PSS, and from and after the date that clinical cycle services and software from athenahealth has been CCHIT certified and is generally commercially released as a stand-alone service, such services and software will be the exclusive clinical cycle solution marketed and sold by PSS. Additionally, the terms of the agreement prohibit us from entering into a similar agreement with any business that has, as its primary source of revenue, revenue from the business of distributing medical and surgical supplies to the physician ambulatory care market in the United States. None of our existing channel relationships are affected by our exclusive arrangement with PSS, and while our agreement with PSS precludes us from entering into similar arrangements with other distributors of medical and surgical supplies to the physician ambulatory care market in the United States, we believe that PSS is of sufficient size so as to offer us a compelling opportunity to market our services to prospective clients that would otherwise be difficult for us to reach. According to PSS, they have the largest medical and surgical supplies sales force in the United States, consisting of more than 750 sales consultants who distribute medical supplies and equipment to more than 100,000 offices in all 50 states.

Marketing Initiatives

Since our service model is new to most physicians, our marketing and sales objectives are designed to increase awareness of our company, establish the benefits of our service model, and build credibility with prospective clients, so that they will view our company as a trustworthy long-term service provider. To execute on this strategy, we have designed and implemented specific activities and programs aimed at converting leads to new clients.

In June 2006, we introduced our annual PayerView rankings in order to provide an industry-unique framework to systematically address what we believe is administrative complexity existing between payers and providers. PayerView is designed to look at payers’ performance based on a number of categories, which combine to provide an overall ranking aimed at quantifying the “ease of doing business with the payer.” All data used for the rankings come from actual claims performance data of our clients and depict our experience in dealing with individual payers across the nation. The rankings include national payers that meet a minimum yearly threshold of 120,000 charge lines of data and regional payers that meet a minimum yearly threshold of 20,000 charge lines.

Our marketing initiatives are generally targeted towards specific segments of the physician practice market. These marketing programs primarily consist of:

•	sponsoring pay-per-click search advertising and other Internet-focused awareness building efforts (such as online videos and webinars);

•	engaging in public relations activities aimed at generating media coverage;

•	participating in industry-focused trade shows;

•	disseminating targeted mail and phone calls to physician practices;

•	conducting informational meetings (such as town-hall style meetings or strategic retreats with targeted potential clients at an event called the “athenahealth Institute”); and

•	dinner series seminars.

Technology, Development, and Operations

As backup to the production data housed on the systems at our Watertown, Massachusetts, and Belfast, Maine, offices, we currently operate a data center in Bedford, Massachusetts with Sentinel Properties — Bedford, LLC. Our data centers are maintained and supported by third parties at their dedicated locations. In addition, in 2007 we signed a disaster recovery contract with a major provider of these services, Sungard Availability Services, LP, so that, in the event of a total disaster at our primary data centers, we could become operational in an acceptable timeframe at a back-up location. The services provided by our data center and disaster recovery service providers are generally commercially available at comparable rates from other service providers.

Our mission-critical business application is hosted by us and accessed by clients using high-speed Internet connections or private network connections. We have devoted significant resources to producing software and related application and data center services that meet the functionality and performance expectations of clients. We use commercially available hardware and a combination of proprietary and commercially available software to provide our services. Software licenses for the commercially sourced software are generally available on commercially reasonable terms. The design of our application and database servers is modular and scalable in that, as new clients are added, we are able to add additional capacity as necessary. We refer to this as a “horizontal scaling architecture,” which means that hardware to support new clients is added alongside existing clients’ hardware and does not directly affect those clients.

We devote significant resources to innovation. We execute six to eight releases of new software functionality to our clients each year. Our application development methodology ensures that each software release is properly designed, built, tested, and rolled out. Our clients all operate on the same version of our software, although some rules are designed to take effect only locally for particular clients. Our software development activities involve approximately 60 technologists employed by us in the United States as of December 31, 2008. We complement this team’s work with software development services from a third-party technology development provider in Pune, India, and with our own direct employees at our development center operated through our wholly owned subsidiary located in Chennai, India. As of December 31, 2008, we employed 41 people in our direct subsidiary, and in 2008 this entity represented approximately 1% of our total operating expense. In addition to our core software development activities, we dedicate full-time staff to our ongoing development and maintenance of the athenaRules database. On average, over 100 rules are added or revised in our rules engine each month. We also employ process innovation specialists and product management personnel, who work continually on improvements to our service operations processes and our service design, respectively.

Once our clients are live on our service, we collaborate with them to generate business results. We employed approximately 508 people in our service operations dedicated to providing these services to our clients as of December 31, 2008. These employees assist our clients at each critical step in the revenue cycle and clinical cycle workflow process and provide services that include insurance benefits packaging, insurance eligibility confirmation, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submission of lab requisitions, and monitoring and classification of all inbound faxes. Additionally, we use third parties for data entry, data matching, data characterization, and outbound telephone services. Currently, we have contracted for these services with Vision Business Process Solutions Inc., a subsidiary of Perot Systems Corporation, to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. These services are generally commercially available at comparable rates from other service providers.

During 2008, athenahealth:

•	posted over $3.7 billion in physician payments;

•	processed over 30.2 million medical claims;

•	handled approximately 67.4 million charge postings; and

•	sorted approximately 24 million pages of paper, which amounted to approximately 240,000 pounds of mail.

We depend on satisfied clients to succeed. Our client contracts require minimum commitments by us on a range of tasks, including claims submission, payment posting, claims tracking, and claims denial management. We also commit to our clients that athenaNet is accessible 99.7% of the time, excluding scheduled maintenance windows. Each quarter, our management conducts a survey of clients to identify client concerns and track progress against client satisfaction objectives. In our most recent survey, 84% of the respondents reported that they would recommend our services to a trusted friend or colleague.

In addition to the services described above, we also provide client support services. There are several client service support activities that take place on a regular basis, including the following:

•	client support by our client services center that is designed to address client questions and concerns rapidly, whether those questions and concerns are registered via a phone call or via an online support case through our customized use of customer relationship management technology;

•	account performance and issue resolution activities performed by the account management organization that are designed to address open issues and focus clients on the financial results of the co-sourcing relationship; these activities are intended to aid in client retention, determine appropriate adjustments to service pricing at renewal dates, and provide incremental services when appropriate; and

•	relationship management by regional leaders of the client services organization to ensure that decision-makers at client practices are satisfied and that regional performance is managed proactively with regard to client satisfaction, client margins, client retention, renewal pricing, and added services.

The increased burden on patients to pay for a larger percentage of their healthcare services, together with the need for providers to have the ability to determine this patient payment responsibility at the time of service, has led some payers to develop the capability to accept and process claims in real time. Under such a real-time adjudication, or RTA, system, payers notify physicians immediately upon receipt of billing information if third-party claims are accepted or rejected, the amount that will be paid by the payer, and the amount that the patient may owe under the particular health plan involved. This capability is frequently referred to within the industry as “real time adjudication” because it avoids the processing time that adjudication of claims by payers has historically involved. Taking advantage of this payer capability, we have designed a platform for transacting with payer RTA systems that is payer-neutral and designed to integrate the various payer RTA processes so that our clients experience the same workflow regardless of payer. Using this platform, we have collaborated with two major payers, Humana and United Healthcare, to process RTA transactions with their systems.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competition is the use of locally installed software to manage revenue and clinical cycle workflow within the physician’s office. Other nationwide competitors have begun introducing services that they refer to as “on-demand” or “software-as-a-service” models, under which software is centrally hosted and services are provided from central locations. Software and service companies that sell practice management and EMR software and medical billing and collection services include GE Healthcare, Sage Software Healthcare, Inc., Allscripts-Misys Healthcare Solutions, Inc., Siemens Medical Solutions USA, Inc., and Quality Systems, Inc. As a service company that provides revenue cycle services, we also compete against large billing companies such as McKesson Corp.; Medical Management Professionals, a division of CBIZ, Inc.; Ingenix, a division of United Healthcare, Inc.; and regional billing companies.

The principal competitive factors in our industry include:

•	ability to quickly adapt to increasing complexity of the healthcare reimbursement system;

•	size and scope of payer rules knowledge;

•	ease of use and rates of user adoption;

•	product functionality and scope of services;

•	performance, security, scalability, and reliability of service;

•	sale and marketing capabilities of the vendor; and

•	financial stability of the vendor.

We believe that we compete favorably with our competitors on the basis of these factors. However, many of our competitors and potential competitors have significantly greater financial, technological, and other resources and name recognition than we do, as well as more established distribution networks and relationships with healthcare providers. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources than we can in research and development, strategic acquisitions, sales and marketing, and patent prosecution and litigation and to finance capital equipment acquisitions for their customers.

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

Government Regulation of Health Information

HIPAA Privacy and Security Rules.  The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it (collectively, “HIPAA”) contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These are embodied in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex system of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

The HIPAA Privacy and Security Rules apply directly to covered entities, such as healthcare providers who engage in HIPAA-defined standard electronic transactions, health plans, and healthcare clearinghouses. Because we translate electronic transactions to and from the HIPAA-prescribed electronic forms and other forms, we are considered a clearinghouse, and as such are a covered entity. In addition, our clients are also covered entities. In order to provide clients with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our clients. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical, and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.

HIPAA Transaction Requirements.  In addition to the Privacy and Security Rules, HIPAA also requires that certain electronic transactions related to health care billing be conducted using prescribed electronic formats. For example, claims for reimbursement that are transmitted electronically to payers must comply with specific formatting standards, and these standards apply whether the payer is a government or a private entity. As a covered entity subject to HIPAA, we must meet these requirements, and moreover, we must structure and provide our services in a way that supports our clients’ HIPAA compliance obligations.

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

Red Flag Rules.  Starting May 1, 2009, medical practices that act as “creditors” to their patients will need to comply with new Federal Trade Commission rules promulgated under the Fair and Accurate Credit Transactions Act of 2003 that are aimed at reducing the risk of identity theft. These rules require creditors to adopt policies and procedures that identify patterns, practices, or activities that indicate possible identity theft (called “red flags”); detect those red flags; and respond appropriately to those red flags to prevent or mitigate any theft. The rules also require creditors to update their policies and procedures on a regular basis. Because most practices treat their patients without receiving full payment at the time of service, our clients are generally considered “creditors” for purposes of these rules and are required to comply with them. Although we are not directly subject to these rules — since we do not extend credit to customers — we do handle patient data that, if improperly disclosed, could be used in identity theft. We therefore plan on assisting in our clients’ efforts to the extent necessary to implement appropriate procedures.

Government Regulation of Reimbursement

Our clients are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our clients are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, Medicare reimbursement was, for a period of time in 2006, reduced with respect to portions of the physician payment fee schedule. The federal government subsequently rescinded reduction and decided to pay physicians the amount of the reduction that had been applied to claims already processed under the reduced payment fee schedule. To collect these payments for our clients, we re-submitted claims that had previously been processed. This process required substantial unanticipated processing work by us, and the additional payments for re-submitted claims were sometimes very small. It is possible that the federal or state governments will implement future reductions, increases, or changes in reimbursement under government programs that adversely affect our client base or our cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our clients or by increasing our cost of serving clients.

Fraud and Abuse

A number of federal and state laws, loosely referred to as “fraud and abuse laws,” are used to prosecute healthcare providers, physicians, and others that make, offer, seek, or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. Given the breadth of these laws and regulations, they are potentially applicable to our business; the transactions that we undertake on behalf of our clients; and the financial arrangements through which we market, sell, and distribute our services. These laws and regulations include:

Anti-Kickback Laws.  There are numerous federal and state laws that govern patient referrals, physician financial relationships, and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. Courts have construed this anti-kickback law to mean that a financial arrangement may violate this law if any one of the purposes of one of the arrangements is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited exclusions known as safe harbors that may protect some arrangements from enforcement penalties. These safe harbors have very limited application. Penalties for federal anti-kickback violations are severe, and include imprisonment, criminal fines, civil money penalties with triple damages, and exclusion from participation in federal healthcare programs. Many states have similar anti-kickback laws, some of which are not limited to items or services for which payment is made by a government healthcare program.

False or Fraudulent Claim Laws.  There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment, for example, by systematic over treatment or duplicate billing for the same services to collect increased or duplicate payments. These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. For example, one federal false claim law forbids knowing submission to government programs of false claims for reimbursement for medical items or services. Under this law, knowledge may consist of willful ignorance or reckless disregard of falsity. How these concepts apply to services such as ours that rely substantially on automated processes has not been well defined in the regulations or relevant case law. As a result, our errors with respect to the formatting, preparation, or transmission of such claims and any mishandling by us of claims information that is supplied by our clients or other third parties may be determined to, or may be alleged to, involve willful ignorance or reckless disregard of any falsity that is later determined to exist.

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

Stark Law and Similar State Laws.  The Ethics in Patient Referrals Act, known as the Stark Law, prohibits certain types of referral arrangements between physicians and healthcare entities. Physicians are prohibited from referring patients for certain designated health services reimbursed under federally funded programs to entities with which they or their immediate family members have a financial relationship or an ownership interest, unless such referrals fall within a specific exception. Violations of the statute can result in civil monetary penalties and/or exclusion from the Medicare and Medicaid programs. Furthermore, reimbursement claims for care rendered under forbidden referrals may be deemed false or fraudulent, resulting in liability under other fraud and abuse laws.

Laws in many states similarly forbid billing based on referrals between individuals and/or entities that have various financial, ownership, or other business relationships. These laws vary widely from state to state.

Corporate Practice of Medicine Laws, Fee-Splitting Laws, and Anti-Assignment Laws

In many states, there are laws that forbid non-licensed practitioners from practicing medicine, that prevent corporations from being licensed as practitioners, and that forbid licensed medical practitioners from practicing medicine in partnership with non-physicians, such as business corporations. In some states, these prohibitions take the form of laws or regulations forbidding the splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges.

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

Medicaid regulations similarly provide that payments may be received by billing agents in the name of their clients without violating anti-assignment requirements if payment to the agent is related to the cost of the billing service, not related on a percentage basis to the amount billed or collected, and not dependent on collection of payment.

Electronic Prescribing Laws

States have differing prescription format and signature requirements. Many existing laws and regulations, when enacted, did not anticipate the methods of e-commerce now being developed. However, due in part to recent industry initiatives, federal law and the laws of all 50 states now permit the electronic transmission of prescription orders. In addition, on November 7, 2005, the Department of Health and Human Services published its final E-Prescribing and the Prescription Drug Program regulations, referred to below as the E-Prescribing Regulations. These regulations are required by the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA standards discussed previously, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Aspects of our services are affected by such regulation, as our clients need to comply with these requirements.

Anti-Tampering Laws

For certain prescriptions that cannot or may not be transmitted electronically from physician to pharmacy, both federal and state laws require that the written forms used exhibit anti-tampering features. For example, the U.S. Troop Readiness, Veterans’ Care, Katrina Recovery, and Iraq Accountability Appropriations Act of 2007 requires that, as of April 1, 2008, most prescriptions covered by Medicaid must demonstrate security features that prevent copying, erasing, or counterfeiting of the written form. Because our clients will, on occasion, need to use printed forms, we must take these laws into consideration for purposes of the prescription functions of our athenaClinicals service.

Electronic Health Records Certification Requirements

The federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is responsible for promoting the use of interoperable electronic health records, or EHRs, and systems. ONCHIT has introduced a strategic framework and has awarded contracts to advance a national health information network and interoperable EHRs. One project within this framework is a “voluntary” private sector based certification commission, CCHIT, that certifies electronic health record systems as meeting minimum functional and interoperability requirements. Our clinical application functionality is certified by CCHIT under its 2006 criteria. It is possible that such certification may become a requirement for selling clinical systems in the future, and CCHIT’s certification requirement may change substantially. While we believe our system is well designed in terms of function and interoperability, and we plan on meeting CCHIT’s 2008 criteria, we cannot be certain that it will meet future requirements.

United States Food and Drug Administration

The FDA has promulgated a draft policy for the regulation of computer software products as medical devices and a proposed rule for reclassification of medical device data systems under the Federal Food, Drug and Cosmetic Act, as amended, or FDCA. If our computer software functionality is a medical device under the policy or a medical device data system under the rule, we could be subject to the FDA requirements discussed below. Although it is not possible to anticipate the final form of the FDA’s policy or final rule with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft policy or proposed rule is finalized or changed.

Medical devices are subject to extensive regulation by the FDA under the FDCA. Under the FDCA, medical devices include any instrument, apparatus, machine, contrivance, or other similar or related article that is intended for use in the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease. FDA regulations govern, among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export. FDA requirements with respect to devices that are determined to pose lesser risk to the public include:

•	establishment registration and device listing with the FDA;

•	the Quality System Regulation, or QSR, which requires manufacturers, including third-party or contract manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of manufacturing;

•	labeling regulations and FDA prohibitions against the advertising and promotion of products for uncleared, unapproved off-label uses and other requirements related to advertising and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA any field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us from entering into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device.

Foreign Regulations

Our subsidiary in Chennai, India, is subject to additional regulations by the Government of India, as well as its regional subdivisions. These regulations include Indian federal and local corporation requirements, restrictions on exchange of funds, employment-related laws, and qualification for tax status and tax incentives.

Intellectual Property

We rely on a combination of patent, trademark, copyright, and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology, databases, and our brand. Despite these reliances, we believe the following factors are more essential to establishing and maintaining a competitive advantage:

•	the statistical and technological skills of our service operations team;

•	the healthcare domain expertise and payer rules knowledge of our service operations team;

•	the real-time connectivity of our solutions;

•	the continued expansion of our proprietary rules engine; and

•	a continued focus on the improved financial results of our clients.

We have filed seven patent applications related to the technology and workflow processes underlying our core service offerings, such as our athenaNet Rules Engine. Our first patent application describes and documents our unique patient workflow process, including the athenaNet Rules Engine, which applies proprietary rules to practice and payer inputs on a live, ongoing basis to produce cleaner health care claims, which can be adjudicated more quickly and efficiently. The patent application relating to the athenaNet Rules Engine system was filed in August 2001. Although we received a final office action from the U.S. Patent and Trademark Office, or USPTO, rejecting the application, we have appealed that decision, which is currently on hold the patent remains subject to continued examination. Six subsequent patent applications that describe and document other unique aspects of our functionality and workflow processes were filed during calendar years 2006 through 2008 and are currently pending before the USPTO; we also acquired a patent application in connection with the MedicalMessaging.Net acquisition in September 2008. None of these applications have received any office actions from the USPTO.

We also rely on a combination of registered and unregistered service marks to protect our brands. athenahealth, athenaNet, and the athenahealth logo are registered service marks of athenahealth, and athenaClinicals, athenaCollector, athenaCommunicator, athenaEnterprise, athenaRules, and ReminderCall are service marks of athenahealth.

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

Employees

As of December 31, 2008, we had 824 employees. Of these employees, 783 were employed in the U.S., including 508 in service operations, 96 in sales and marketing, 86 in research and development, and 93 in general and administrative functions. In addition, as of that date, we had 41 employees located in Chennai, India, who were employed by our 100% directly owned subsidiary, athenahealth Technology Private Limited, including four in service operations, 29 in research and development, and eight in general and administrative functions. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.

Organization and Trademarks

We were incorporated in Delaware on August 21, 1997, as Athena Healthcare Incorporated. We changed our name to athenahealth.com, Inc. on March 31, 2000, and to athenahealth, Inc. on November 17, 2000. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts, 02472, and our telephone number is (617) 402-1000. In this Annual Report on Form 10-K, the terms “athena,” “athenahealth,” “we,” “us,” and “our” refer to athenahealth, Inc. and its subsidiary, athenahealth Technology Private Limited, and any subsidiary that may be acquired or formed in the future.

athenahealth, athenaNet and the athenahealth logo are registered service marks of athenahealth and athenaClinicals, athenaCollector, athenaCommunicator, athenaEnterprise, athenaRules, and ReminderCall are unregistered service marks of athenahealth. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website (www.athenahealth.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Interactive Data Electronic Applications (IDEA) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

Executive Officers of the Registrant

Our executive officers and key employees and their respective ages and positions as of January 1, 2009, are as follows:

Name	Age	Position

Jonathan Bush	39	Chief Executive Officer, President, and Chairman
Carl B. Byers	37	Senior Vice President, Chief Financial Officer, and Treasurer
Robert L. Cosinuke	47	Senior Vice President, Chief Marketing Officer
Robert M. Hueber	54	Senior Vice President of Sales
Nancy G. Brown	48	Senior Vice President of Business Development and Government Affairs
Leslie Locke	37	Senior Vice President of People and Process

Jonathan Bush is our Chief Executive Officer, President, and Chairman. Mr. Bush co-founded athenahealth in 1997. Prior to joining athenahealth, Mr. Bush served as an EMT for the City of New Orleans, was trained as a medic in the U.S. Army, and worked as a management consultant with Booz Allen & Hamilton. Mr. Bush obtained a Bachelor of Arts in the College of Social Studies from Wesleyan University and an M.B.A. from Harvard Business School.

Carl B. Byers is our Senior Vice President, Chief Financial Officer, and Treasurer. Mr. Byers joined athenahealth at its founding in 1997. Prior to joining athenahealth, Mr. Byers served as a management consultant with Booz Allen & Hamilton. Mr. Byers obtained a Bachelor of Arts in the College of Social Studies from Wesleyan University and was a Business Fellow at the University of Chicago’s Graduate School of Business.

Robert L. Cosinuke is our Senior Vice President and Chief Marketing Officer. Mr. Cosinuke joined athenahealth in December of 2007. Mr. Cosinuke was a co-founder of Digitas, LLC in 1991. Digitas is a leading interactive and database marketing advertising agency and was acquired by Publicis Group SA in February of 2007. From 1991 to 2006, Mr. Cosinuke was employed by Digitas, most recently as President of Digitas, Boston. He also served as President of Global Capabilities, Digitas. Mr. Cosinuke has a Bachelor of Arts degree from Haverford College and an M.B.A. from Harvard Business School.

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

Nancy G. Brown is our Senior Vice President of Business Development and Government Affairs. Ms. Brown joined athenahealth in 2004. From 1999 to 2004, Ms. Brown served McKesson Corporation as Senior Vice President. Before McKesson, Ms. Brown was co-founder of Abaton.com, which was acquired by McKesson Corp. Prior to that, Ms. Brown worked for Harvard Community Health Plan in various senior management roles over a five-year period. Ms. Brown obtained a Bachelor of Science from the University of New Hampshire and an M.B.A. from Northeastern University.

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

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations, and financial condition.

RISKS RELATED TO OUR BUSINESS

Our operating results have in the past and may continue to fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the extent to which our services achieve or maintain market acceptance;

•	our ability to introduce new services and enhancements to our existing services on a timely basis;

•	new competitors and the introduction of enhanced products and services from new or existing competitors;

•	the length of our contracting and implementation cycles;

•	the financial condition of our current and potential clients;

•	changes in client budgets and procurement policies;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties or interruptions in our services;

•	our ability to hire and retain qualified personnel and maintain an adequate rate of expansion of our sales force;

•	changes in the regulatory environment related to healthcare;

•	regulatory compliance costs;

•	the timing, size, and integration success of potential future acquisitions; and

•	unforeseen legal expenses, including litigation and settlement costs.

Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance.

A significant portion of our operating expense is relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls may decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

We have incurred significant operating losses in the past and may not remain profitable in the future.

Although our financial performance over the last six fiscal quarters has allowed us to conclude that our U.S. operations have achieved sustained profitability for tax purposes, we have incurred significant operating losses in the past. For example, for the year ended December 31, 2007, we had a net loss of $3.5 million and an income from operations of $4.5 million. We also have an accumulated deficit of $39.8 million as of December 31, 2008. You should not consider recent quarterly revenue growth or the reversal of our valuation allowance against deferred tax assets in the U.S. as a guarantee of our future performance, especially in light of current economic conditions. In addition, we expect our costs and operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased costs and operating expenses, we may not remain profitable.

We operate in a highly competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.

The provision by third parties of revenue cycle services to physician practices has historically been dominated by small service providers who offer highly individualized services and a high degree of specialized knowledge applicable in many cases to a limited medical specialty, a limited set of payers, or a limited geographical area. We anticipate that the software, statistical, and database tools that are available to such service providers will continue to become more sophisticated and effective and that demand for our services could be adversely affected.

Revenue cycle software for physician practices has historically been dominated by large, well-financed and technologically sophisticated entities that have focused on software solutions. Some of these entities are now offering “on-demand” services or a “software-as-a-service” model under which software is centrally administered, and administrative services may be provided on a vendor basis. The size and financial strength of these entities is increasing as a result of continued consolidation in both the information technology and healthcare industries. We expect large integrated technology companies to become more active in our markets, both through acquisition and internal investment. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we possess.

Some of our current large competitors, such as GE Healthcare, Sage Software Healthcare, Inc., Allscripts-Misys Healthcare Solutions, Inc., Quality Systems, Inc., Siemens Medical Solutions USA, Inc., and McKesson Corp. have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products to the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. In addition to new niche vendors, who offer stand-alone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions, which have information systems in place with clients in our target market. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our services, but that offer ease of integration with existing systems and that leverage existing vendor relationships.

The market for our services is immature and volatile, and if it does not develop or if it develops more slowly than we expect, the growth of our business will be harmed.

The market for Internet-based business services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand business services in general, and for their revenue and clinical cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses, and therefore may be reluctant or unwilling to switch to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services, because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, as a relatively new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition, or results of operations.

If we do not continue to innovate and provide services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing services that the medical community uses to improve business performance and quality of service to patients. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new high-quality services that clients will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our services on a timely basis, we may lose clients. Our operating results would also suffer if our innovations are not responsive to the needs of our clients, are not appropriately timed with market opportunity, or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to or better than those generated by our services. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.

As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.

The sales cycle for our services can be variable, typically ranging from three to five months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. In some cases, especially those involving larger clients, the sales cycle and the implementation cycle may exceed the typical ranges by substantial margins. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over the life of the contract. This could harm our future operating results.

After a client contract is signed, we provide an implementation process for the client during which appropriate connections and registrations are established and checked, data is loaded into our athenaNet system, data tables are set up, and practice personnel are given initial training. The length and details of this implementation process vary widely from client to client. Typically, implementation of larger clients takes longer than implementation for smaller clients. Implementation for a given client may be cancelled. Our contracts typically provide that they can be terminated for any reason or for no reason in 90 days. Despite the fact that we typically require a deposit in advance of implementation, some clients have cancelled before our services have been started. In addition, implementation may be delayed or the target dates for completion may be extended into the future for a variety of reasons, including the needs and requirements of the client, delays with payer processing, and the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our provision of the revenue cycle or clinical cycle services upon which we realize most of our revenues will be delayed, and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.

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

The current economic situation may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our physician clients. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our clients could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. Further, despite the cost benefits that we believe our services provide, prospective clients may wish to delay contract decisions due to implementation costs or be reluctant to make any material changes in their established business methods in the current economic climate. With a reduction in tax revenue, state and federal government health care programs, including reimbursement programs such as Medicaid, may be reduced or eliminated, which could negatively impact the payments that our clients receive. If our clients’ revenue decreases for any of the above or other reasons, our revenue will likely decrease.

We may not see the benefits of government programs initiated to counter the effects of the current economic situation.

Although government programs initiated to counter the effects of the current economic situation may include expenditures made to stimulate business and improve efficiency within the health care sector, we cannot assure you that we will receive any of those funds. For example, the recent passage of the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, authorizes approximately $17 billion in expenditures to further adoption of electronic health records. Although we believe that our service offerings will meet the requirements of the HITECH Act in order for our clients to qualify for reimbursement for implementing and using our services, there can be no certainty that any of the planned reimbursements, if made, will be made in regard to our services.

If participants in our channel marketing and sales lead programs do not maintain appropriate relationships with current and potential clients, our sales accomplished with their help or data may be unwound and our payments to them may be deemed improper.

We maintain a series of relationships with third parties that we term channel relationships. These relationships take different forms under different contractual language. Some relationships help us identify sales leads. Other relationships permit third parties to act as value-added resellers or as independent sales representatives for our services. In some cases, for example in the case of some membership organizations, these relationships involve endorsement of our services as well as other marketing activities. In each of these cases, we require contractually that the third party disclose information to and/or limit their relationships with potential purchasers of our services for regulatory compliance reasons. If these third parties do not comply with these regulatory requirements or if our requirements are deemed insufficient, sales accomplished with the data or help that they have provided as well as the channel relationship themselves may not be enforceable, may be unwound, and may be deemed to violate relevant laws or regulations. Third parties that, despite our requirements, exercise undue influence over decisions by current and prospective clients, occupy positions with obligations of fidelity or fiduciary obligations to current and prospective clients, or who offer bribes or kickbacks to current and prospective clients or their employees may be committing wrongful or illegal acts that could render any resulting contract between us and the client unenforceable or in violation of relevant laws or regulations. Any misconduct by these third parties with respect to current or prospective clients, any failure to follow contractual requirements, or any insufficiency of those contractual requirements may result in allegations that we have encouraged or participated in wrongful or illegal behavior and that payments to such third parties under our channel contracts are improper. This misconduct could subject us to civil or criminal claims and liabilities, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and adversely affect our revenue and operating margin. Even an unsuccessful challenge of our activities could result in adverse publicity, require costly response from us, impair our ability to attract and maintain clients, and lead analysts or investors to reduce their expectations of our performance, resulting in reduction in the market price of our stock.

Failure to manage our rapid growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.

We have been experiencing a period of rapid growth. To manage our anticipated future growth effectively, we must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to manage our rapid growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.

We depend upon a third-party service provider for important processing functions. If this third-party provider does not fulfill its contractual obligations or chooses to discontinue its services, our business and operations could be disrupted and our operating results would be harmed.

We have entered into a service agreement with Vision Business Process Solutions Inc., a subsidiary of Perot Systems Corporation, to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. Among other things, this provider processes critical claims data and patient statements. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed. Failure of the service provider to perform satisfactorily could result in client dissatisfaction, disrupt our operations, and adversely affect operating results. With respect to this service provider, we have significantly less control over the systems and processes involved than if we maintained and operated them ourselves, which increases our risk. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources, and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients, and reduction of our revenue or operating margin.

Various risks could interrupt international operations, exposing us to significant costs.

We have contracted with companies operating in India and the Philippines for various services, including data entry, outgoing calls to payers, data classification, and software development. In addition, in August 2005, we established a subsidiary in Chennai, India, to conduct research and development activities. International operations expose us to potential operational disruptions as a result of currency valuations, political turmoil, and labor issues. Any such disruptions may have a negative effect on our profits, client satisfaction, and our ability to attract or maintain clients.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring products, technologies, or businesses that will help our business;

•	difficulties in integrating operations, technologies, services, and personnel;

•	diversion of financial and managerial resources from existing operations;

•	the risk of entering new markets in which we have little to no experience; and

•	delays in client purchases due to uncertainty and the inability to maintain relationships with clients of the acquired businesses.

As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.

If we are required to collect sales and use taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales, and our future sales may decrease.

We may lose sales or incur significant expenses should states be successful in imposing state sales and use taxes on our services. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. For example, in April 2006 we entered into a settlement agreement with the Ohio Department of Taxation after it determined that we owed sales and use taxes for sales made in the State of Ohio between July 2005 and January 2006. In connection with this settlement, we paid the State of Ohio $0.2 million in taxes, interest, and penalties. Additionally, in November 2004, we began paying sales and use taxes in the State of Texas. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.

Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.

We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. For example, in October 2007, we received an audit notification from the Commonwealth of Massachusetts Department of Revenue requesting materials relating to the amount of use tax we paid on account of our purchases for the audit periods between January 1, 2004, and December 31, 2006. The audit was resolved in 2008. We paid a liability of approximately $0.1 million in connection with this audit. The assessment of taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.

We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation. While we have seven U.S. patent applications pending, we currently have no issued patents and may be unable to obtain meaningful patent protection for our technology. We have received a final office action from the USPTO rejecting our oldest and broadest application, although the patent remains subject to continued examination. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we now or may in the future conduct operations or contract for services may afford little or no effective protection of our intellectual property. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of such terms on our business is somewhat unknown. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results, or financial condition.

We may be sued by third parties for alleged infringement of their proprietary rights.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. For example, in 2005, Billingnetwork Patent, Inc. sued us in Florida federal court alleging infringement of its patent issued in 2002 entitled “Integrated Internet Facilitated Billing, Data Processing and Communications System.” Although we settled this case in 2008, the prospect of similar litigation remains. Our technologies may not be able to withstand third-party claims of rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

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

Our marketing and sales agreement with Worldmed Shared Services, Inc. (d/b/a PSS World Medical Shared Services, Inc.), or PSS, restricts us during the term of the agreement from certain sales and marketing relationships, including relationships with certain competitors of PSS and certain distributors and manufacturers of medical, surgical, or pharmaceutical supplies. This restriction may make it more difficult for us to realize sales, distribution, and income opportunities with certain potential clients — in particular small physician practices — which could adversely affect our operating results.

We may require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new services or enhance our existing service, enhance our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our loan and capital lease agreements contain operating and financial covenants that may restrict our business and financing activities.

We have loan and capital lease agreements that provide for up to $27.0 million of total borrowings, of which $10.4 million was outstanding at December 31, 2008. Borrowings are secured by substantially all of our assets, including our intellectual property. Our loan agreements restrict our ability to:

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

We have entered into a derivative contract with a financial counterparty, the effectiveness of which is dependent on the continued viability of this financial counterparty, and its nonperformance could harm our financial condition.

We have entered into an interest rate swap contract as part of our strategy to mitigate risks related to fluctuations in cash flow from movement in interest rates. The effectiveness of our hedging programs using this instrument is dependent, in part, upon the counterparty to this contract honoring its financial obligations. The recent upheaval in the capital markets has caused the viability of certain counterparties to be questioned. While we have not experienced any losses due to counterparty nonperformance, if our counterparty is unable to perform its obligations in the future, we could be exposed to increased earnings and cash flow volatility.

We may incur additional costs as a result of continuing to operate as a public company, and our management may be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources. Moreover, if we are not able to comply with the requirements of new compliance initiatives in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission, or other regulatory authorities, which would require additional financial and management resources.

Current and future litigation against us could be costly and time-consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Insurance may not cover such claims, be sufficient for one or more such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.

RISKS RELATED TO OUR SERVICE OFFERINGS

Our proprietary software or our services may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

Proprietary software development is time-consuming, expensive, and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary athenaNet application from operating properly. If athenaNet does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us and/or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.

Moreover, information services as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. We cannot assure you that material performance problems or defects in our services will not arise in the future. Errors may result from receipt, entry, or interpretation of patient information or from interface of our services with legacy systems and data that we did not develop and the function of which is outside of our control. Despite testing, defects or errors may arise in our existing or new software or service processes. Because changes in payer requirements and practices are frequent and sometimes difficult to determine except through trial and error, we are continuously discovering defects and errors in our software and service processes compared against these requirements and practices. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to clients or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased service and maintenance costs. Defects or errors in our software and service processes might discourage existing or potential clients from purchasing services from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

In addition, clients relying on our services to collect, manage, and report clinical, business, and administrative data may have a greater sensitivity to service errors and security vulnerabilities than clients of software products in general. We market and sell services that, among other things, provide information to assist care providers in tracking and treating ill patients. Any operational delay in or failure of our technology or service processes may result in the disruption of patient care and could cause harm to patients and thereby harm our business and operating results.

Our clients or their patients may assert claims against us alleging that they suffered damages due to a defect, error, or other failure of our software or service processes. A product liability claim or errors or omissions claim could subject us to significant legal defense costs and adverse publicity, regardless of the merits or eventual outcome of such a claim.

If our security measures are breached or fail, and unauthorized access is obtained to a client’s data, our services may be perceived as not being secure, clients may curtail or stop using our services, and we may incur significant liabilities.

Our services involve the storage and transmission of clients’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and remediation efforts to prevent future occurrences. We rely upon our clients as users of our system for key activities to promote security of the system and the data within it, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our clients have failed to perform these activities. Failure of clients to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients. In addition, our clients may authorize or enable third parties to access their client data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.

Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.

We require our clients to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules, and analyses or limit other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission, or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

Various events could interrupt clients’ access to athenaNet, exposing us to significant costs.

The ability to access athenaNet is critical to our clients’ cash flow and business viability. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes in our own systems or in other systems; and (iv) computer viruses, hacking, and similar disruptive problems in our own systems and in other systems. We attempt to mitigate these risks through various means, including redundant infrastructure, disaster recovery plans, separate test systems, and change control and system security measures, but our precautions will not protect against all potential problems. If clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to clients or medical information relevant to patient care. Our plans for disaster recovery and business continuity rely upon third-party providers of related services, and if those vendors fail us at a time that our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Any significant instances of system downtime could negatively affect our reputation and ability to retain clients and sell our services, which would adversely impact our revenues.

In addition, retention and availability of patient care and physician reimbursement data are subject to federal and state laws governing record retention, accuracy, and access. Some laws impose obligations on our clients and on us to produce information to third parties and to amend or expunge data at their direction. Our failure to meet these obligations may result in liability that could increase our costs and reduce our operating results.

Interruptions or delays in service from our third-party data-hosting facilities could impair the delivery of our services and harm our business.

We currently serve our clients from a third-party data-hosting facility located in Bedford, Massachusetts, operated by Sentinel Properties-Bedford, LLC. In addition, in 2007, we signed a disaster recovery contract with a major provider of such services, Sungard Availability Services, LP, so that, in the event of a total disaster at our primary data centers, we could become operational in an acceptable timeframe at a back-up location. However, we do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at both facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our services could be interrupted.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with users, adversely affecting our brand and our business.

Our ability to deliver our Internet- and telecommunications-based services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable telephone, facsimile, and pager systems with regard to the services that we acquired from MedicalMessaging. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

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

We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our services, which could damage our reputation, harm our ability to attract and maintain clients, and decrease our revenue.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Oracle Corporation. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our services, which could damage our reputation, harm our ability to attract and maintain clients, and decrease our revenue.

We are subject to the effect of payer and provider conduct that we cannot control and that could damage our reputation with clients and result in liability claims that increase our expenses.

We offer certain electronic claims submission services for which we rely on content from clients, payers, and others. While we have implemented certain features and safeguards designed to maximize the accuracy and completeness of claims content, these features and safeguards may not be sufficient to prevent inaccurate claims data from being submitted to payers. Should inaccurate claims data be submitted to payers, we may experience poor operational results and may be subject to liability claims, which could damage our reputation with clients and result in liability claims that increase our expenses.

If our services fail to provide accurate and timely information, or if our content or any other element of any of our services is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians, or patients, which could adversely affect our results of operations.

Our software, content, and services are used to assist clinical decision-making and provide information about patient medical histories and treatment plans. If our software, content, or services fail to provide accurate and timely information or are associated with faulty clinical decisions or treatment, then clients, clinicians, or their patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our services to decline.

Our proprietary athenaClinicals service is utilized in clinical decision-making, provides access to patient medical histories, and assists in creating patient treatment plans, including the issuance of prescription drugs. If our athenaClinicals service fails to provide accurate and timely information, or if our content or any other element of that service is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians, or patients.

The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our services. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve key system rules, protocols, and data. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, be binding upon patients, or otherwise protect us from liability for damages.

We maintain general liability and insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

Our proprietary software may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. It is challenging for us to test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or treatment methodologies that our clients may deploy or rely upon. From time to time we have discovered defects or errors in our software, and such defects or errors can be expected to appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to clients, clinicians, and patients and cause delays in introduction of new services, result in increased costs and diversion of development resources, require design modifications, or decrease market acceptance or client satisfaction with our services.

If any of these risks occur, they could materially adversely affect our business, financial condition, or results of operations.

We may be liable for use of incorrect or incomplete data that we provide, which could harm our business, financial condition, and results of operations.

We store and display data for use by healthcare providers in treating patients. Our clients or third parties provide us with most of these data. If these data are incorrect or incomplete or if we make mistakes in the capture or input of these data, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage, we cannot assure that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

RISKS RELATED TO REGULATION

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide, and these laws and regulations may be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from healthcare regulation are described below:

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

into written agreements with us — known as business associate agreements — that require us to safeguard individually identifiable health information. Business associate agreements typically include:

•	a description of our permitted uses of individually identifiable health information;

•	a covenant not to disclose the information except as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

•	assurances that appropriate administrative, physical, and technical safeguards are in place to prevent misuse of the information;

•	an obligation to report to our client any use or disclosure of the information other than as provided for in the agreement;

•	a prohibition against our use or disclosure of the information if a similar use or disclosure by our client would violate the HIPAA standards;

•	the ability of our clients to terminate the underlying support agreement if we breach a material term of the business associate agreement and are unable to cure the breach;

•	the requirement to return or destroy all individually identifiable health information at the end of our support agreement; and

•	access by the Department of Health and Human Services to our internal practices, books, and records to validate that we are safeguarding individually identifiable health information.

We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. In addition, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the ongoing development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the changes in such standards will have on our compliance costs or our services.

In addition, some payers and clearinghouses with which we conduct business interpret HIPAA transaction requirements differently than we do. Where clearinghouses or payers require conformity with their interpretations as a condition of effecting transactions, we seek to comply with their interpretations.

The HIPAA transaction standards include proper use of procedure and diagnosis codes. Since these codes are selected or approved by our clients, and since we do not verify their propriety, some of our capability to comply with the transaction standards is dependent on the proper conduct of our clients.

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

•	Red Flag Rules. Although the federal and state laws regarding patient privacy help to maintain the confidentiality of personal information that could be used in identity theft, they were not drafted with that risk in mind. To fill this gap, the Federal Trade Commission has issued new rules under the Fair and Accurate Credit Transactions Act of 2003 that go into effect on May 1, 2009. These rules require medical practices that act as “creditors” to their patients to adopt policies and procedures that identify patterns, practices, or activities that indicate possible identity theft (called “red flags”); detect those red flags; and respond appropriately to those red flags to prevent or mitigate any theft. The rules also require creditors to update their policies and procedures on a regular basis. Because most practices treat their patients without receiving full payment at the time of service, our clients are generally considered “creditors” for purposes of these rules and are required to comply with them. Although we are not directly subject to these rules — since we do not extend credit to customers — we do handle patient data that, if improperly disclosed, could be used in identity theft. If we are not successful in assisting our clients in implementing necessary procedures, such failure may injure our reputation and adversely affect our ability to retain clients and attract new clients.

•	Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that govern patient referrals, physician financial relationships, and inducements to healthcare providers and patients. For example, the federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a state or federal regulatory agency that any of our activities or those of our clients, vendors, or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our service fees, disqualify us from providing services to clients doing business with government programs, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	Anti-Referral Laws. There are federal and state laws that forbid payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals and/or entities that have various financial, ownership, or other business relationships with health care providers. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal laws — called the Stark Law — is very complex in its application. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	Corporate Practice of Medicine Laws and Fee-Splitting Laws. Many states have laws forbidding physicians from practicing medicine in partnership with non-physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations forbidding splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges. We have varied our charge structure in some states to comply with these laws, which may make our services less desirable to potential clients. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	Anti-Assignment Laws. There are federal and state laws that forbid or limit assignment of claims for reimbursement from government-funded programs. In some cases, these laws have been interpreted in regulations or policy statements to limit the manner in which business service companies may handle checks or other payments for such claims and to limit or prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	Prescribing Laws. The use of our software by physicians to perform a variety of functions relating to prescriptions, including electronic prescribing, electronic routing of prescriptions to pharmacies, and dispensing of medication, is governed by state and federal law, including fraud and abuse laws, drug control regulations, and state department of health regulations. States have differing prescription format requirements, and, due in part to recent industry initiatives, federal law and the laws of all 50 states now provide a regulatory framework for the electronic transmission of prescription orders. Regulatory authorities such as the U.S. Department of Health and Human Services’ Centers for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EMR technologies. Any determination that we or our clients have violated prescribing laws may expose us to liability, loss of reputation, and loss of business. These laws and requirements may also increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•	Electronic Medical Records Laws. A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect how such technology is provided. As a company that provides EMR functionality, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service complies with the CCHIT criteria for ambulatory electronic health records for 2006. It is possible that such certification may become a requirement for selling clinical systems in the future, and CCHIT’s certification requirement may change substantially. While we believe that our system is well designed in terms of function and interoperability, and we plan on meeting CCHIT’s 2008 criteria, we cannot be certain that it will meet future requirements.

•	Claims Transmission Laws. Our services include the manual and electronic transmission of our client’s claims for reimbursement from payers. Federal and various state laws provide for civil and criminal penalties for any person who submits, or causes to be submitted, a claim to any payer (including, without limitation, Medicare, Medicaid, and any private health plans and managed care plans) that is false or that that overbills or bills for items that have not been provided to the patient. Although we do not determine what is billed to a payer, to the extent that such laws apply to a service that merely transmits claims on behalf of others, we could be subject to the same civil and criminal penalties as our clients.

•	Prompt Pay Laws. Laws in many states govern prompt payment obligations for healthcare services. These laws generally define claims payment processes and set specific time frames for submission, payment, and appeal steps. They frequently also define and require clean claims. Failure to meet these requirements and timeframes may result in rejection or delay of claims. Failure of our services to comply may adversely affect our business results and give rise to liability claims by clients.

•	Medical Device Laws. The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a provider of application functionality, could be required, depending on the functionality, to:

•	register and list our products with the FDA;

•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our functionality; or

•	obtain FDA approval by demonstrating safety and effectiveness before marketing our functionality.

The FDA can impose extensive requirements governing pre- and post-market conditions such as service investigation and others relating to approval, labeling, and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

Potential regulatory requirements placed on our software, services, and content could impose increased costs on us, delay or prevent our introduction of new services types, and impair the function or value of our existing service types.

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

Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state level that would limit, forbid, or regulate the use or transmission of medical information outside of the United States. Such legislation, if adopted, may render our use of our off-shore partners, such as our data-entry and customer service provider, Vision Business Process Solutions Inc., for work related to such data impracticable or substantially more expensive. Alternative processing of such information within the United States may involve substantial delay in implementation and increased cost.

Errors or illegal activity on the part of our clients may result in claims against us.

We require our clients to provide us with accurate and appropriate data and directives for our actions. We also rely upon our clients as users of our system to perform key activities in order to produce proper claims for reimbursement. Failure of our clients to provide these data and directives or to perform these activities may result in claims against us alleging that our reliance was misplaced or unreasonable or that we have facilitated or otherwise participated in submission of false claims.

Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees or subcontractors with respect to third parties.

Among other things, our services involve handling mail from payers and from patients for many of our clients, and this mail frequently includes original checks and/or credit card information and occasionally includes currency. Even in those cases in which we do not handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or subcontractors takes, converts, or misuses such funds, documents, or data, we could be liable for damages, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents, or data and therefore be subject to civil or criminal liability.

Potential subsidy of services similar to ours may reduce client demand.

Recently, entities such as the Massachusetts Healthcare Consortium have offered to subsidize adoption by physicians of electronic health record technology. In addition, federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations, and the current administration has passed legislation, called the HITECH Act, that will provide federal support for EMR initiatives. To the extent that we do not qualify or participate in such subsidy programs, demand for our services may be reduced, which may decrease our revenues.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

An active, liquid, and orderly market for our common stock may not be sustained.

Prior to our initial public offering in September 2007, there was no market for shares of our common stock. An active trading market for our common stock may not be sustained, which could depress the market price of our common stock and could affect your ability to sell your shares. The trading price of our common stock has been and is likely to remain highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the sale of health insurance;

•	any major change in our board of directors or management;

•	publication of research reports or news stories about us, our competitors, or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs; divert our management’s attention and resources; and harm our business, operating results, and financial condition.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of December 31, 2008, we had approximately 33.4 million shares of common stock outstanding. Moreover, the holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders:

We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan. As of December 31, 2008, we had outstanding options to purchase approximately 3.0 million shares of common stock (approximately 1.6 million of which were exercisable at December 31, 2008) that, if exercised, will result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2008, our directors, executive officers, and their affiliated entities beneficially owned more than 9% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and by-laws, and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Actual or potential sales of our stock by our employees, including members of our senior management team, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934 and our policies regarding stock transactions, a number of our employees, including members of our senior management team, have adopted and will continue to adopt pre-arranged stock trading plans to sell a portion of our common stock. Generally, stock sales under such plans by members of our senior management team and directors require public filings. Actual or potential sales of our stock by such persons could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

Provisions in our certificate of incorporation and by-laws or Delaware law might discourage, delay, or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to make, alter, or repeal our by-laws.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. As our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval, the effective number of votes required to make such changes could increase. Also, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder (generally an entity that, together with its affiliates, owns, or within the last three years has owned, 15% or more of our voting stock) for a period of three years after the date of the transaction in which the entity became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2008, we own a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land in Belfast, Maine. We lease the remainder of our facilities. Our primary location is 311 Arsenal Street in Watertown, Massachusetts, where we lease 133,616 square feet, which is under lease until July 1, 2015. We also lease 2,562 square feet in Rome, Georgia, through August 31, 2009, and 11,146 square feet in Chennai, India through our direct subsidiary, athenahealth Technology Private Limited, which is currently leased on a month-to-month basis. Our servers are housed at our headquarters and our Belfast, Maine, offices and also in data centers in Bedford, Massachusetts, and Waltham, Massachusetts. Our owned property in Belfast, Maine, is subject to a mortgage that secures any and all amounts we may from time to time owe under our credit facility or any other transaction with Bank of America, N.A.

Item 3.	Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Market under the trading symbol “ATHN” since our initial public offering on September 20, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by the NASDAQ Global Market, for each of the periods listed.

Fiscal Year December 31, 2008 Quarters Ended:	High	Low

First Quarter	$37.25	$22.10
Second Quarter	$34.10	$22.15
Third Quarter	$36.82	$25.04
Fourth Quarter	$37.62	$21.20
Fiscal Year December 31, 2007 Quarters Ended:
Third Quarter (commencing September 20, 2007)	$35.50	$33.91
Fourth Quarter	$46.99	$32.10

Holders of Record

The last reported sale price of our common stock on the NASDAQ Global Market on February 26, 2009, was $34.17 per share. As of February 26, 2009, we had 377 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any dividends on our capital stock, and our loan agreements restrict our ability to pay dividends. We currently intend to retain any future earnings and do not intend to declare or pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, and capital requirements.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2008. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,983,340	$16.04	1,051,633
Equity compensation plans not approved by security holders	—	—	—

Total	2,983,340	$16.04	1,051,633

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

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ US Composite Index and the NASDAQ Computer & Data Processing Index for the period starting with our initial public offering on September 20, 2007, through the end of our fiscal year ended December 31, 2008. The graph assumes an investment of $100.00 made at the closing of trading on September 20, 2007, in each of (i) our common stock, (ii) the stocks comprising the NASDAQ US Composite Index, and (iii) stocks comprising the NASDAQ Computer & Data Processing Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (No. 333-143998) in connection with our initial public offering was declared effective by the SEC on September 20, 2007. The offering commenced as of September 25, 2007, and did not terminate before all securities were sold. The offering was co-managed by the underwriters Goldman, Sachs & Co; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; Piper Jaffray &Co.; and Jefferies & Company, Inc. A total of 7,229,842 shares of common stock was registered and sold in the initial public offering, including 943,023 shares of common stock sold upon exercise of the underwriters’ over-allotment option, at a price to the public of $18.00 per share. The offering closed on September 25, 2007, and we received net proceeds of approximately $81.3 million (after underwriters’ discounts and commissions of approximately $6.3 million and additional offering-related costs of approximately $2.4 million). No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). We expect to use the remaining net proceeds for capital expenditures, working capital, and other general corporate purposes. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products, or technologies or to fund expansion of our operations facilities. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we have invested the net proceeds in a variety of short-term, interest-bearing, investment-grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated September 19, 2007, filed by us with the SEC pursuant to Rule 424(b).

At December 31, 2008, we had approximately $28.9 million invested in cash and cash equivalents and $58.1 million in short-term investments.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2008, there were no purchases made by us, on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenues:
Business services	$131,879	$94,182	$70,652	$48,958	$35,033
Implementation and other	7,673	6,591	5,161	4,582	3,905

Total revenue	139,552	100,773	75,813	53,540	38,938

Expenses(1):
Direct operating costs	58,799	46,135	36,530	27,545	20,512
Selling and marketing	22,827	17,212	15,645	11,680	7,650
Research and development	10,600	7,476	6,903	2,925	1,485
General and administrative	29,330	19,922	16,347	15,545	8,520
Depreciation and amortization	5,993	5,541	6,238	5,483	3,159

Total expenses	127,549	96,286	81,663	63,178	41,326

Operating income (loss)	12,003	4,487	(5,850)	(9,638)	(2,388)
Other income (expenses):
Interest income	1,942	1,415	372	106	140
Interest expense	(428)	(3,682)	(2,671)	(1,861)	(1,362)
Loss on interest rate derivative contract	(881)	—	—	—	—
Other expense	182	(5,689)	(702)	—	—

Total other income (expense)	815	(7,956)	(3,001)	(1,755)	(1,222)

Income (loss) before income taxes and cumulative effect of change in accounting principle	12,818	(3,469)	(8,851)	(11,393)	(3,610)
Income tax benefit (provision)(2)	16,053	(34)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	28,871	(3,503)	(8,851)	(11,393)	(3,610)
Cumulative effect of change in accounting principle	—	—	(373)	—	—

Net income (loss)	$28,871	$(3,503)	$(9,224)	$(11,393)	$(3,610)

Net income (loss) per share — basic
Before cumulative effect of change in accounting principle	$0.88	$(0.28)	$(1.88)	$(2.51)	$(0.87)
Cumulative effect of change in accounting principle	—	—	(0.08)	—	—

Net income (loss) per share — basic	$0.88	$(0.28)	$(1.96)	$(2.51)	$(0.87)

Net income (loss) per share — diluted
Before cumulative effect of change in accounting principle	$0.83	$(0.28)	$(1.88)	$(2.51)	$(0.87)
Cumulative effect of change in accounting principle	—	—	(0.08)	—	—

Net income (loss) per share — diluted	$0.83	$(0.28)	$(1.96)	$(2.51)	$(0.87)

Weighted average shares used in net income (loss) per share — basic	32,746	12,568	4,708	4,532	4,151
Weighted average shares used in net income (loss) per share — diluted	34,777	12,568	4,708	4,532	4,151

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

(1) Amounts include stock-based compensation expense as follows:
Direct operating costs	$872	$181	$63	$—	$—
Selling and marketing	1,383	97	44	—	—
Research and development	1,086	260	53	—	—
General and administrative	2,217	773	196	—	—

Total	$5,558	$1,311	$356	$—	$—

(2)	In the year ended December 31, 2008, we determined that a valuation allowance was no longer needed on our deferred tax assets. Accordingly, the 2008 results include the reversal of a $16.7 million valuation allowance.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash, cash equivalants and short-term investments	$86,994	$71,891	$9,736	$9,309	$8,763
Current assets	122,353	88,689	21,355	17,722	14,981
Total assets	162,422	103,636	39,973	38,345	26,022
Current liabilities	29,407	16,959	23,646	16,947	14,196
Total non-current liabilities	17,040	11,158	30,504	25,640	5,335
Total liabilities	46,447	28,117	54,150	42,587	19,531
Convertible preferred stock	—	—	50,094	50,094	50,094
Total indebtedness including current portion	10,416	1,398	27,293	20,137	11,467
Total stockholders’ equity (deficit)	115,975	75,519	(64,271)	(54,336)	(43,603)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appear elsewhere in this Form 10-K. This discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of Annual Report on Form 10-K.

Overview

athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, that automates and manages medical record-related functions for physician practices and includes an electronic medical record, or EMR, platform. ReminderCall, the newest offering from athenahealth, is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling; we plan on combining ReminderCall with test result, prescription refill, collection, and other patient communications offerings in our athenaCommunicator services suite that we expect to beta launch in 2009. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.

In 2008, we generated revenue of $139.6 million from the sale of our services compared to $100.8 million in 2007. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower direct operating expense as a percentage of revenue have led to greater net profits.

Our revenues are predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts and the collections of these physicians. To provide these services, we incur expense in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. As our revenues have grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience an increase in operating margin. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.

Sources of Revenue

We derive our revenue from two sources: from business services associated with our revenue cycle and clinical cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 95%, 94%, and 93% of our total revenues for the years ended December 31, 2008, 2007, and 2006, respectively. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by: the number of physician practices we serve, the number of physicians working in those physician practices, the volume of activity and related collections of those physicians, and our contracted rates. There is moderate seasonality in the activity level of physician offices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. None of our clients accounted for more than 5% of our total revenues for the years ended December 31, 2008, 2007, or 2006.

Operating Expense

Direct Operating Expense.  Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct costs, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenues as we further increase the percentage of transactions that are resolved on the first attempt. In addition, over the longer term, we expect to increase our overall level of automation and to reduce our direct operating expense as a percentage of revenues as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. In 2008 and 2007, we include in direct operating expense the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification, and other services. We also expect these costs to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will be driven by increased levels of automation and by economies of scale. Direct operating expense does not include allocated amounts for rent, depreciation, and amortization, except for amortization related to purchased intangible assets.

Selling and Marketing Expense.  Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We plan to continue to invest in sales and marketing by hiring additional direct sales personnel to add new clients and increase sales to our existing clients. We also plan to expand our marketing activities in certain areas, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the future, sales and marketing expense will increase in absolute terms but decline over time as a percentage of revenue.

Research and Development Expense.  Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that, in the future, research and development expense will increase in absolute terms but not as a percentage of revenue as new services and more mature products require incrementally less new research and development investment. For our revenue-cycle-related application development, we expense nearly all of the development costs as we are at the operational stage of the development cycle. For our clinical cycle related application development, we capitalized nearly all of our research and development costs during the years ended December 31, 2008 and 2007, which capitalized costs represented approximately 13% of our total research and development expenditures in 2008 and approximately 15% in 2007. These capitalized expenditures began to amortize during the first quarter of 2007 when we began to implement our services to clients who are not part of our beta-testing program.

General and Administrative Expense.  General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance, as well as software license fees; outside professional fees for accountants, lawyers, and consultants; and compensation for temporary employees. We expect that general and administrative expense will increase in absolute terms for the foreseeable future as we invest in infrastructure to support our growth and incur additional expense related to being a publicly traded company. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of overall revenues.

Depreciation and Amortization Expense.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development costs, which we amortize over a two-year period from the time of release of related software code. Because our core revenue cycle application is relatively mature, we expense those costs as incurred, and, as a result, in 2008 approximately 87% of our software development expenditures were expensed rather than capitalized. In the year ended December 31, 2007, approximately 85% were expensed rather than capitalized. As we grow, we will continue to make capital investments in the infrastructure of the business, and we will continue to develop software that we capitalize. At the same time, because we are spreading fixed costs over a larger client base, we expect related depreciation and amortization expense to decline as a percentage of revenues over time.

Other Income (Expense).  Interest expense consists primarily of interest costs related to our former working capital line of credit, our equipment-related term leases, our term loan and revolving loans under our credit facility, and our former subordinated term loan, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents, and investments. The loss on interest rate derivative contract represents the change in the fair market value of a derivative instrument that is not designated a hedge under FAS 133. Although this derivative has not been designated for hedge accounting, we believe that such instrument is correlated with the underlying cash flow exposure related to variability in interest rate movements on our term loan. In 2007, the loss on warrant liability represents the change in the fair value of our warrants to purchase shares of our preferred stock at the end of each reporting period. This warrant liability and associated accounting to recognize this liability at its fair value, ceased upon the completion of our initial public offering, at which time the associated liability converted to additional paid-in-capital.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies set forth below, among others, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

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

Our clients typically purchase one-year contracts that renew automatically upon completion. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to athenaNet, minimum fees, flat fees, or per-claim fees where applicable. Invoices are generated within the first two weeks of the month and delivered to clients primarily by email. For most of our clients, fees are then deducted from a pre-defined bank account one week after invoice receipt via an auto-debit transaction. Amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deposits received for future services (such as implementation fees) are recorded as deferred revenue and amortized over the term of the service agreement when ongoing services commence.

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable, and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2008 and 2007 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Software Development Costs

We account for software development costs under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, costs related to the preliminary project stage of subsequent versions of athenaNet or other technology are expensed as incurred. Costs incurred in the application development stage are capitalized. Such costs are amortized over the software’s estimated economic life of two years. In 2008, approximately 87% of our software development expenditures were expensed rather than capitalized, based upon the stage of development of the software. In the year ended December 31, 2007, approximately 85% of our software development expenditures were expensed rather than capitalized.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of our common stock and the option exercise price, multiplied by the number of options granted. Generally, we grant stock options with exercise prices equal to or above the estimated fair value of our common stock. No compensation expense was recorded for options issued to employees prior to January 1, 2006.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the grant date fair value of employee stock options and other forms of share-based awards. SFAS 123(R) addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards, with compensation expense measured using the fair value, for financial reporting purposes, and recorded over the requisite service period of the award. In accordance with SFAS 123(R), we recognize compensation expense for awards granted and awards modified, repurchased, or cancelled after the adoption date. Under SFAS 123(R), we estimate the fair value of stock options and share-based awards using the Black-Scholes option-pricing model.

We have recorded stock-based compensation under SFAS 123(R) using the prospective transition method and, accordingly, will continue to account for awards granted prior to the adoption date of SFAS 123(R) following the provisions of APB Opinion No. 25. Prior periods have not been restated. For awards granted after January 1, 2006, we have recognized compensation expense for awards with service conditions on a straight-line basis over the requisite service period. For the twelve months ended December 31, 2008, 2007, and 2006, we recorded $5.6 million, $1.3 million, and $0.4 million in stock-based compensation expense, respectively. As of December 31, 2008, the future expense of non-vested options of approximately $16.4 million is to be recognized through 2012.

The fair value of our options issued during the years ended December 31, 2008 and 2007, was determined using the Black-Scholes model with the following range of assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	1.9% - 3.5%	3.5% - 4.9%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option term (years)	6.25	6.25	6.25
Expected stock volatility	48% - 54%	71.0%	71.0%

Since we completed our initial public offering in September 2007, we have not had sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, we analyzed the volatilities and expected terms of a group of peer companies to support the assumptions used in its calculations for the years ended December 31, 2008 and 2007. We averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. These companies include: HLTH Corporation (formerly known as Emdeon Corp.), Quality Systems, Inc., Per Se Technologies, Inc. (acquired by McKesson Corp.) and Allscripts HealthCare Solutions, Inc. (now Allscripts-Misys Healthcare Solutions, Inc.). The expected volatility for options granted during 2008 was between 48% and 54% throughout the year. The expected volatility for options granted during 2007 and 2006 was 71%. The expected life of options granted during the years ended December 31, 2008 and 2007, was determined to be 6.25 years using the “simplified” method as prescribed by SAB No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.

We believe that there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS 123(R). If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods than those currently applied under SFAS 123(R), the compensation expense that we record in the future under SFAS 123(R) may differ significantly from what we have historically reported for future grants.

For example, if the volatility percentage used in calculating our SFAS 123(R) stock compensation expense had fluctuated by 10%, the total stock compensation expense to be recognized over the stock options’ four-year vesting period would have increased or decreased by approximately $2 million. If the forfeiture rate used in calculating our SFAS 123(R) stock compensation expense had fluctuated by 10%, the total stock compensation expense to be recognized over the stock options’ four-year vesting period would have decreased or increased by approximately $1.0 million.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We are subject to federal and various state income taxes in the United States, and we use significant judgment and estimates in determining our provision and related deferred tax assets.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. We consider whether a valuation allowance is needed on its deferred tax assets by evaluating all positive and negative evidence relative to its ability to recover deferred tax assets, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results, adjusted for the results of discontinued operations and changes in accounting policies, if any, and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies, if any. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative pre tax income (loss). Prior to the year ended December 31, 2008, we had incurred losses and it was difficult to assert that deferred tax assets were recoverable with this negative evidence. During the fourth quarter of 2008, our results of operations generated a cumulative profit as measured over the current and prior two years. In addition, we have been profitable for six consecutive quarters. Based on consideration of the weight of positive and negative evidence, including forecasted operating results, we concluded that there was sufficient positive evidence that its deferred tax assets are more likely than not recoverable as of December 31, 2008. Accordingly, the remaining valuation allowance of $16.7 million was reversed as of December 31, 2008.

As of December 31, 2008, we had federal and state NOLs of approximately $59,018 and $20,148, respectively, to offset future federal and state taxable income. The state NOLs begin to expire 2009 and the federal NOLs expire at various times from 2017 through 2028. During the year ended December 31, 2008, we utilized tax net operating loss carryforwards to reduce the current tax provision by $7,797.

We have generated NOLs from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital and not as a reduction of income tax provision. During the year ended December 31, 2008, the Company realized excess tax benefits from state tax deductions of $526, which was credited to additional paid-in capital. As of December 31, 2008, the amount of unrecognized excess tax benefits is $10,584, which will be credited to additional paid-in capital when realized.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

We classify our deferred tax assets and liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to NOLs, is classified according to the expected reversal date. We have classified $7.8 million of federal and state net operating loss carryforwards (NOL) as current deferred tax assets at December 31, 2008.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.

On January 1, 2007, we adopted FIN 48 and reduced deferred tax assets for unrecognized tax benefits totaling $744. Because of the Company’s net loss position and full valuation allowance on net deferred tax assets, the adoption of FIN 48 had no impact on our balance sheet or accumulated deficit upon implementation.

Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, we have no accrued interest or penalties related to uncertain tax positions. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until we begin utilizing its net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. Our primary state jurisdiction for tax purposes is the Commonwealth of Massachusetts.

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

Consolidated Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Year Ended December 31,
	2008	2007	2006

Revenue:
Business services	94.5%	93.5%	93.2%
Implementation and other	5.5	6.5	6.8

Total revenue	100	100	100

Expenses:
Direct operating costs	42.1	45.8	48.2
Selling and marketing	16.4	17.1	20.6
Research and development	7.6	7.4	9.1
General and administrative	21.0	19.8	21.6
Depreciation and amortization	4.3	5.5	8.2

Total expenses	91.4	95.6	107.7

Operating income (loss)	8.6	4.4	(7.7)
Other income (expenses):
Interest income	1.4	1.4	0.5
Interest expense	(0.3)	(3.7)	(3.6)
Loss on interest rate derivative contract	(0.6)	—	—
Other income (expense)	0.1	(5.6)	(0.9)

Total other income (expense)	0.6	(7.9)	(4.0)

Income (loss) before income taxes and cumulative effect of change in accounting principle	9.2	(3.5)	(11.7)
Income tax benefit (provision)	11.5	—	—

Income (loss) before cumulative effect of change in accounting principle	20.7	(3.5)	(11.7)
Cumulative effect of change in accounting principle	—	—	(0.5)

Net income (loss)	20.7%	(3.5)%	(12.2)%

Comparison of the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent

Business services	$131,879	$94,182	$37,697	40%
Implementation and other	7,673	6,591	1,082	16

Total	$139,552	$100,773	$38,779	38%

Revenue.  Total revenue for the year ended December 31, 2008, was $139.6 million, an increase of $38.8 million, or 38%, over revenue of $100.8 million for the year ended December 31, 2007. This increase was due almost entirely to an increase in business services revenue.

Business Services Revenue.  Revenue from business services for the year ended December 31, 2008, was $131.9 million, an increase of $37.7 million, or 40%, over revenue of $94.2 million for the year ended December 31, 2007. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at December 31, 2008, was 12,589, an increase of

3,166, or 34%, from 9,423 physicians at December 31, 2007. Also contributing to this increase was the growth in related collections on behalf of these physicians. Total collections generated by these providers that was posted for the year ended December 31, 2008, was $3.7 billion, an increase of $1.0 billion, or 37%, over posted collections of $2.7 billion for the year ended December 31, 2007.

Implementation and Other Revenue.  Revenue from implementations and other sources was $7.7 million for the year ended December 31, 2008, an increase of $1.1 million, or 16%, over revenue of $6.6 million for the year ended December 31, 2007. This increase was driven by new client implementations and increased professional services for our larger client base. As of December 31, 2008, the numbers of accounts live on our revenue cycle management service, athenaCollector, increased by 305 accounts since December 31, 2007. As of December 31, 2008, the numbers of accounts live on our clinical cycle management service, athenaClinicals, increased by 80 accounts since December 31, 2007. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Year Ended December 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent

Direct operating costs	$58,799	$46,135	$12,664	27%

Direct Operating Costs.  Direct operating costs for the year ended December 31, 2008, was $58.8 million, an increase of $12.7 million, or 27%, over direct operating costs of $46.1 million for the year ended December 31, 2007. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The amount of collections processed for the year ended December 31, 2008, was $3.7 billion, which was 37% higher than the $2.7 billion of collection processed for the year ended December 31, 2007. The increase in collections increased at a higher rate than the increase in the related direct operating expense as we benefited from economies of scale.

	Year Ended December 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent

Selling and marketing	$22,827	$17,212	$5,615	33%
Research and development	10,600	7,476	3,124	42
General and administrative	29,330	19,922	9,408	47
Depreciation and amortization	5,993	5,541	452	8

Total	$68,750	$50,151	$18,599	37%

Selling and Marketing Expense.  Selling and marketing expense for the year ended December 31, 2008, was $22.8 million, an increase of $5.6 million, or 33%, over costs of $17.2 million for the year ended December 31, 2007. This increase was primarily due to increases in internal and external commissions of $1.7 million, a $1.3 million increase in stock compensation expense, an increase in salaries and benefits of $2.3 million, and an increase in marketing-related expenses of $0.3 million.

Research and Development Expense.  Research and development expense for the year ended December 31, 2008, was $10.6 million, an increase of $3.1 million, or 42%, over research and development expense of $7.5 million for the year ended December 31, 2007. This increase was primarily due to a $1.9 million increase in salaries, a $0.8 million increase in stock compensation expense, and a $0.4 million increase in consulting expense related to our athenaClinicals product.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2008, was $29.3 million, an increase of $9.4 million, or 47%, over general and administrative expenses of $19.9 million for the year ended December 31, 2007. This increase was primarily due to a $6.5 million increase in employee-related costs due to an increase in headcount, a $1.4 million increase in stock compensation expense, and a $1.5 million increase in audit-related and legal fees due to the costs of being a public company.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2008, was $6.0 million, an increase of $0.5 million, or 8%, from depreciation and amortization of $5.5 million for the year ended December 31, 2007. This increase was primarily due to the addition of property and equipment during 2008.

Other Income (Expense).  Interest income for the year ended December 31, 2008, was $1.9 million, an increase of $0.5 million from interest income of $1.4 million for the year ended December 31, 2007. The increase was directly related to the higher cash and short-term investments balance during the year. Interest expense for the year ended December 31, 2008, was $0.4 million, a decrease of $3.3 million over interest expense of $3.7 million for the year ended December 31, 2007. The decrease is related to a decrease in bank debt during 2008. The loss on interest rate derivative for the year ended December 31, 2008, was $0.9 million, which was the result of the change in the fair market value of a derivative instrument that was not designated a hedge under FAS 133. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings. The loss on warrant liability for the year ended December 31, 2007, was $5.0 million, which was the result of the change in the fair value of the warrants prior to our initial public offering (“IPO”). This change in the fair value of the warrants is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $7.20 per share as of December 31, 2006, to $18.00 per share at the time of our IPO. These warrants converted to warrants to purchase shares of common stock upon the consummation of our IPO, at which time the existing liability was reclassified to additional paid-in-capital. Therefore there was no such expense in 2008. Also included in other expense for the year ended December 31, 2007, was $0.1 million in loss on disposal of assets and $0.6 million of financial advisor fees paid by shareholders. Included in other expense for the year ended December 31, 2008, was $0.2 million in gain on disposal of assets.

Income Tax Provision.  We recorded a benefit of $16.1 million for income taxes for the period of December 31, 2008 which included a reversal of the valuation allowance against the deferred tax assets of the Company. We consider whether a valuation allowance is needed on its deferred tax assets by evaluating all positive and negative evidence relative to its ability to recover deferred tax assets. Prior to the year ended December 31, 2008, we had incurred losses and it is difficult to assert that deferred tax assets are recoverable with this negative evidence. During the fourth quarter of 2008, our results of operations generated a cumulative profit as measured over the current and prior two years. In addition, we have been profitable for six consecutive quarters. Based on consideration of the weight of positive and negative evidence, including forecasted operating results, we concluded that there was sufficient positive evidence that its deferred tax assets are more likely than not recoverable as of December 31, 2008. Accordingly, the remaining valuation allowance was reversed as of December 31, 2008. We recorded a provision for income taxes for the year ended December 31, 2007, of less than $0.1 million, which represents income tax expense for the alternative minimum tax (“AMT”).

Comparison of the Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006	Change
	Amount	Amount	Amount	Percent

Business services	$94,182	$70,652	$23,530	33%
Implementation and other	6,591	5,161	1,430	28

Total	$100,773	$75,813	$24,960	33%

Revenue.  Total revenue for 2007 was $100.8 million, an increase of $25.0 million, or 33%, over revenue of $75.8 million for 2006. This increase was almost entirely due to an increase in business services revenue.

Business Services Revenue.  Revenue from business services for 2007 was $94.2 million, an increase of $23.5 million, or 33%, over revenue of $70.7 million for 2006. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at December 31,

2007, was 9,423, an increase of 2,030, or 27%, over the 7,393 physicians at December 31, 2006. Also contributing to this increase was growth in related collections on behalf of these physicians. Total collections generated by these providers posted for the year ended December 31, 2007, was $2.7 billion, which was a 35% increase over $2.0 billion for the year ended December 31, 2006.

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

	Year Ended December 31,
	2007	2006	Change
	Amount	Amount	Amount	Percent

Direct operating expense	$46,135	$36,530	$9,605	26%

Direct Operating Expense.  Direct operating expense for the year ended December 31, 2007, was $46.1 million, an increase of $9.6 million, or 26%, over direct operating expense of $36.5 million for the year ended December 31, 2006. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. Additionally, beginning in the year ended December 31, 2007, we allocated expense to direct operating expense related to our launch of athenaClinicals, which was previously included with research and development. The athenaClinicals expense allocated to direct operating expense totaled approximately $2.4 million in the year ended December 31, 2007. The amount of collections processed for our clients for the year ended December 31, 2007, was $2.7 billion, which was 35% higher than the $2.0 billion of collections processed for the year ended December 31, 2006. The increase in collections increased at a higher rate than the increase in the related direct operating expense, as we benefited from economies of scale.

	Year Ended December 31,
	2007	2006	Change
	Amount	Amount	Amount	Percent

Selling and marketing	$17,212	$15,645	$1,567	10%
Research and development	7,476	6,903	573	8
General and administrative	19,922	16,347	3,575	22
Depreciation and amortization	5,541	6,238	(697)	(11)

Total	$50,151	$45,133	$5,018	11%

Selling and Marketing Expense.  Selling and marketing expense for the year ended December 31, 2007, was $17.2 million, an increase of $1.6 million, or 10%, over sales and marketing expense of $15.6 million for the year ended December 31, 2006. This increase was primarily due to increases in sales commissions of $1.4 million and an increase in salaries and benefits of $1.0 million, offset by a decrease in marketing expenses of $0.8 million.

Research and Development Expense.  Research and development expense for the year ended December 31, 2007, was $7.5 million, an increase of $0.6 million, or 8%, over research and development expense of $6.9 million for the year ended December 31, 2006. This increase was primarily due to a $0.6 million increase in salaries.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2007, was $19.9 million, an increase of $3.6 million, or 22%, over general and administrative expense of $16.3 million for the year ended December 31, 2006. This increase was primarily due to a $2.6 million increase in salaries and benefits resulting from an increase in headcount, a $0.6 million increase in stock compensation expense, and a $0.4 million increase in insurance expense.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2007, was $5.5 million, a decrease of $0.7 million, or 11%, from depreciation and amortization expense of $6.2 million for the year ended December 31, 2006. This decrease was primarily due to the lower amortization amount relating to our capitalized software development costs, which is the result of previously capitalized costs becoming fully amortized during 2007.

Other Income (Expense).  Interest income for the year ended December 31, 2007, was $1.4 million, an increase of $1.0 million from interest income of $0.4 million for the year ended December 31, 2006. The increase was directly related to the higher cash balance during the year. Interest expense for the year ended December 31, 2007, was $3.7 million, an increase of $1.0 million, or 38%, over interest expense of $2.7 million for the year ended December 31, 2006. The increase is related to an increase in bank debt, a working capital line of credit, and an equipment line of credit during 2007 and penalties for the earlier repayment of debt during 2007. The loss on warrant liability for the year ended December 31, 2007, was $5.0 million, an increase of $4.3 million from $0.7 million for the year ended December 31, 2006, as a result of the change in the fair value of the warrants. This change in the fair value of the warrants is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $7.20 per share as of December 31, 2006, to $18.00 per share at the time of our IPO on September 19, 2007. These warrants converted to warrants to purchase shares of common stock upon the consummation of our IPO, at which time the existing liability was reclassified to additional paid-in-capital. Also included in other expense for the year ended December 31, 2007, was $0.1 million in loss on disposal of assets and $0.6 million of financial advisor fees paid by shareholders.

Income Tax Provision.  We recorded a provision for income taxes for the year ended December 31, 2007, of approximately $34,000, which represents income tax expense for the alternative minimum tax. We did not record a provision for income taxes for the year ended December 31, 2006, as we were in a loss position during the period.

Quarterly Results of Operations

The following table presents our unaudited condensed consolidated quarterly results of operations for the eight fiscal quarters ended December 31, 2008. This information is derived from our unaudited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our financial position and operating results for the quarters presented. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes to these financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In thousands, except per share data)

Revenues:
Business services	$20,490	$22,778	$24,380	$26,534	$27,889	$31,190	$33,080	$39,720
Implementation and other	1,457	1,715	1,788	1,631	1,866	1,783	2,348	1,676

Total revenue	21,947	24,493	26,168	28,165	29,755	32,973	35,428	41,396

Expenses(1):
Direct operating costs	10,807	11,361	11,732	12,235	12,787	14,076	14,932	17,004
Selling and marketing	4,330	3,984	4,329	4,569	4,669	5,364	6,275	6,519
Research and development	1,819	1,780	1,852	2,025	2,346	2,596	2,327	3,331
General and administrative	4,583	4,988	4,341	6,010	7,205	6,580	6,909	8,636
Depreciation and amortization	1,564	1,484	1,277	1,216	1,441	1,589	1,582	1,381

Total expenses	23,103	23,597	23,531	26,055	28,448	30,205	32,025	36,871

Operating (loss) income	(1,156)	896	2,637	2,110	1,307	2,768	3,403	4,525
Other income (expenses):
Interest income	117	97	142	1,059	709	396	412	425
Interest expense	(771)	(851)	(777)	(1,283)	(23)	(105)	(75)	(225)
Loss on interest rate derivative contract	—	—	—	—	—	—	—	(881)
Other expense	(860)	(3,556)	(1,273)	—	18	31	38	95

Total other expense (income)	(1,514)	(4,310)	(1,908)	(224)	704	322	375	(586)

Loss before income taxes	(2,670)	(3,414)	729	1,886	2,011	3,090	3,778	3,939
Income tax benefit (provision)(2)	—	—	(217)	183	(182)	(311)	(78)	16,624

Net (loss) income	(2,670)	(3,414)	512	2,069	1,829	2,779	3,700	20,563

Net (loss) income per share — basic	$(0.54)	$(0.69)	$0.06	$0.06	$0.06	$0.09	$0.11	$0.62
Net (loss) income per share — diluted	$(0.54)	$(0.69)	$0.05	$0.06	$0.05	$0.08	$0.11	$0.59

	Fiscal Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In thousands, except per share data)

(1) Amounts include stock-based compensation expense as follows:
Direct operating	$43	$50	$43	$45	$97	$195	$250	$330
Selling and marketing	35	46	3	13	309	339	341	394
Research and development	36	63	79	82	303	197	85	501
General and administrative	164	167	208	234	550	411	457	799

Total	$278	$326	$333	$374	$1,259	$1,142	$1,133	$2,024

(2)	In the year ended December 31, 2008, we determined that a valuation allowance was no longer needed on our deferred tax assets. Accordingly, the 2008 results include the reversal of a $16.7 million valuation allowance.

During these periods, total revenue increased each quarter, primarily due to the expansion of our client base and growth in revenue collections made on behalf of our existing clients. Our direct operating expense and selling and marketing expense also increased each quarter, primarily due to an increase in salary and benefit expense as we expanded our operations to serve and sell to our increasing client base. Research and development expense increased in each quarter during this period, primarily due to our development of athenaClinicals and other product and business development initiatives, as well as the expansion of athenahealth Technology Private Limited. General and administrative expense fluctuated during this period, with an overall upward trend, primarily as a result of our hiring additional personnel in connection with our anticipated growth and incurred expenses in preparation for becoming a public company.

We have experienced consistent revenue growth over the past several years, which is primarily the result of a steady increase in the number of physicians and other medical providers served by us. This sequential revenue increase is driven by the implementation of new accounts and the retention of existing accounts. Because we earn ongoing fees, a large percentage of each quarter’s revenue comes from accounts that also contributed to the revenues of the preceding quarter. The vast majority of our clients pay for services as a percentage of collections posted, therefore our revenue is highly correlated to the underlying collections of our clients. The provision of medical services by our clients takes place throughout the year, but there are seasonal factors that affect the total volume of patients seen by our clients, which in turn impacts the collections per physician and our related revenues per physician. In particular, for patient visits that are discretionary or elective, we typically see a reduction of office visits during the late summer and during the end-of-year holiday season, which leads to a decline in collections by our physician clients of about 30 to 50 days later. Therefore, the negative impact on client collections and related company revenues per physician is generally experienced in the first and third calendar quarters of the year. In our experience, client collections and related company revenues per physician are seasonally stronger in the second and fourth calendar quarters of each year.

Liquidity and Capital Resources

Since our inception, we have funded our growth primarily through the private sale of equity securities, totaling approximately $50.6 million, as well as through long-term debt, working capital, equipment-financing loans, and the completion of our initial public offering, which provided net proceeds of approximately $81.3 million. As of December 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling $28.9 million and investments of $58.1 million. Our total indebtedness was $10.4 million at December 31, 2008, and was comprised of equipment leases and amounts borrowed under our credit facility with Bank of America, N.A.

Looking forward to 2009, we anticipate sufficient liquidity from cash flows and access to existing credit facilities to meet our operational needs and financial obligations. Our liquidity derived from cash flows is, to a large degree, predicated on our ability to collect our receivables in a timely manner and the cost of operating our business.

Cash provided by operating activities during the year ended December 31, 2008, was $21.1 million and consisted of a net income of $28.9 million and $5.7 million utilized by working capital and other activities. This is offset by positive non-cash adjustments of $6.0 million related to depreciation and amortization expense, $5.6 million in non-cash stock compensation expense, $2.6 million of non-cash rent expense, a $0.9 million from a non-cash loss on interest rate swap, and $0.4 million for a provision for uncollectible accounts. Negative non-cash adjustments relate to amortization of discounts on investments for $0.9 million and $16.7 million increase in deferred provision. Cash used by working capital and other activities was primarily attributable to a $6.9 million increase in accrued expense, a $4.1 million decrease in deferred rent, a $9.3 million increase in accounts receivable, a $0.9 million increase in prepaid expenses and other current assets, and a $0.1 million increase in other long-term assets, offset in part by a $2.7 million increase in deferred revenue and a $1.2 million increase in accounts payables. These changes were attributable to growth in the size of our business and in the related direct operating expense.

Cash provided by operating activities during the year ended December 31, 2007, was $6.8 million and consisted of a net loss of $3.5 million and $5.7 million utilized by working capital and other activities. This is offset by positive non-cash adjustments of $5.5 million related to depreciation and amortization expense,

$5.0 million of warrant expense, $1.3 million in non-cash stock compensation expense, $2.6 million of noncash rent expense, and $0.6 million in a non-cash expense relating to a financial advisor fee paid by an investor. Cash used by working capital and other activities was primarily attributable to a $2.6 million increase in accrued expense, a $3.4 million decrease in deferred rent, a $4.7 million increase in accounts receivable, a $1.0 million increase in prepaid expenses and other current assets, and a $0.2 million decrease in other long-term assets, offset in part by a $0.6 million increase in deferred revenue. These changes were attributable to growth in the size of our business and in the related direct operating expense.

Net cash used by investing activities was $78.6 million for the year ended December 31, 2008, which consisted of purchases of investments of $130.0 million; purchases of plant, property, and equipment of $13.5 million; net cash paid for acquisition and other purchased intangible assets of $6.7 million; expenditures for internal development of the athenaClinicals application of $1.4 million; and purchase of investment in unconsolidated company of $0.6 million. This outgoing investment cash flow was offset by positive investment cash flow of $73.3 million from proceeds of the maturities of investments and proceeds from disposals of equipment of $0.3 million.

Net cash provided by investing activities was $3.3 million for the year ended December 31, 2007, which consisted of purchases of investments of $1.9 million, purchases of property and equipment of $2.7 million, and expenditures for internal development of the athenaClinicals application of $1.1 million. This outgoing investment cash flow was offset by positive investment cash flow of $7.6 million from proceeds of the sales and maturities of investments and a decrease in restricted cash of $1.5 million.

Net cash provided by financing activities was $14.6 million for the year ended December 31, 2008. The majority of the cash provided in the period resulted from proceeds from long-term debt and capital lease obligations of $9.8 million, $5.2 million in proceeds from the exercise of stock options and warrants, and a tax benefit from stock-based awards of $0.5 million. This was offset by payments on long-term debt of $0.8 million and $0.2 million of deferred financing fees. The $9.8 million of debt was either issued as fixed-interest-rate debt or has been effectively converted to fixed-rate debt through the use of interest rate swaps that change floating rates to fixed rates. The weighted-average interest rate on fixed-rate long-term debt is 4.55%, including the effects of the interest rate swaps. The current fair value of the swap is a liability of $0.9 million.

Net cash provided by financing activities was $57.5 million for the year ended December 31, 2007. The majority of the cash provided in the period resulted from the sale and issuance of 5.0 million shares of common stock in our initial public offering in September 2007 that provided net proceeds of $81.3 million. This consisted of a net decrease in the line of credit of $7.2 million and payments on long-term debt of $24.8 million, offset by $5.7 million of proceeds from long-term debt and $2.5 million in proceeds from the exercise of stock options and warrants.

We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing, and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the electronic medical records (“EMR”) component of athenaNet, which is the platform for our athenaClinicals offering, we capitalize nearly all software development. In the year ended December 31, 2007, we capitalized $2.7 million in property and equipment and $1.1 million in software development. In the year ended December 31, 2008, we capitalized $13.5 million of property and equipment and $1.4 million of software development. Included in the capitalized property and equipment is a complex of buildings totaling 186,000 square feet, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total price of $6.2 million. We currently anticipate making aggregate capital expenditures of approximately $12.7 million over the next twelve months.

Given our current cash and cash equivalents, short-term investments, accounts receivable, and funds available under our existing revolving credit facility with Bank of America, N.A., we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least the next twelve months. We may increase our capital expenditures consistent with our anticipated growth in infrastructure and personnel and as we expand our national presence. In addition, we may pursue acquisitions or investments in complementary businesses or technologies or experience unexpected operating losses, in which case we may need to raise additional funds sooner than expected. Accordingly, we may need to engage in private or public equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. Beyond the twelve-month period, we intend to maintain sufficient liquidity through continued improvements in the size and profitability of our business and through prudent management of our cash resources and our credit arrangements.

Credit Facilities

Line of Credit

We had a revolving loan and security agreement with a bank, which had a maximum borrowing amount of $10.0 million at December 31, 2007, and matured in August 2008. Principal amounts outstanding under the agreement accrued interest at a per annum rate equal to the bank’s prime rate, which was 7.25% at December 31, 2007. We had no amounts outstanding under this agreement during 2008.

Capital Leases

As of December 31, 2008, there was a total of $4.4 million in aggregate principal amount outstanding under a series of capital leases with one finance company. The implicit rate in the leases are 5.8% per annum, and they are payable on a monthly basis through December 2011.

On October 1, 2007, approximately $5.2 million of various other equipment lines of credit were repaid early with an early repayment penalty and accrued interest of approximately $0.2 million.

Term and Revolving Loans

On September 30, 2008, we entered into a credit agreement with Bank of America, N.A. This credit agreement consists of a revolving credit facility in the amount of $15.0 million and a term loan facility in the amount of $6.0 million. The revolving credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions and includes a $10.0 million sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, we borrowed a total of $6.0 million under the term loan facility for general working capital purposes. As of December 31, 2008, there were no amounts outstanding under the revolving credit facility.

The revolving credit loans and term loans bear interest, at our option, at either (i) the British Bankers Association London Interbank Offered Rate (known as LIBOR), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate. For term loans, these rates are adjusted up 100 basis points for LIBOR loans and down 100 basis points for all other loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on our consolidated leverage ratio, as defined in the credit agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for all other loans. A default rate applies on all obligations in the event of a default under the credit agreement at an annual rate equal to 2% above the applicable interest rate. We were also required to pay other customary commitment fees and upfront fees for this credit facility. The interest rate as of December 31, 2008, for the term loan and for the revolving credit facility was 4.55%.

Our obligations under the credit agreement and all related documents are collateralized by a security interest in our personal and fixture property, instruments, documents, chattel paper, deposit accounts, claims, investment property, contract rights, general intangibles, and certain intellectual property rights. As additional security, we have granted to Bank of America, N.A. a mortgage, assignment of rents, and security interest in fixtures relating to our property in Belfast, Maine, and pledged all stock of any domestic subsidiary that may be formed or acquired and 65% of our foreign subsidiaries’ stock. If we acquire or form any United States subsidiary, that subsidiary shall be required to provide a joint and several guaranty of all of our obligations under the credit agreement as primary obligor.

The credit agreement contains customary default provisions, including, without limitation, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap with Bank of America, N.A.), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the credit agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement. The credit agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures. As of December 31, 2008, we were in compliance with our covenants under the credit agreement.

Contractual Obligations

We have contractual obligations under our bank debt, equipment line of credit, and revolving and term loans. We also maintain operating leases for property and certain office equipment. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2008:

	Payments Due by Period
		Less than	1 - 3	4 -5	After 5
	Total	1 Year	Years	Years	Years	Other

Long-term debt	$6,000	$375	$600	$5,025	$—	$—
Capital lease obligations	4,416	1,663	2,753	—	—	—
Operating lease obligations	34,501	4,835	9,826	10,304	9,536	—
Derivative	881	—	—	—	881	—
Other	—	—	—	—	—	301

Total	$45,798	$6,873	$13,179	$15,329	$10,417	$301

These amounts exclude interest payments of $0.3 million that are due in the next three years on capital lease obligation.

These amounts exclude interest payments of $1.3 million that are due in the next five years on our long-term debt.

The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, corporate headquarters; our Rome, Georgia, offices; and our Chennai, India, subsidiary location.

Other amount consists of uncertain tax benefits. We have not utilized these credits, nor do we have an expectation of when these credits would be challenged. As of December 31, 2008, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.

Off-Balance Sheet Arrangements

As of December 31, 2008, 2007, and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. Effective January 1, 2008, we adopted SFAS 157 on a prospective basis. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.

Accordingly, our adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The initial adoption of SFAS 157 did not have a material effect on our financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value may be elected on an instrument-by-instrument basis, with limited exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 was effective beginning after January 1, 2008. We did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008, or subsequently.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations, (“SFAS 141”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements that will enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The effect that the application of SFAS 141(R) may have a material impact on our financial statements if an acquisition occurs, but the impact will depend upon whether an acquisition is made and will be determined at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes to a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements. We do not have any non-controlling interest in our consolidated subsidiaries.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires additional financial statement disclosure about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in the first quarter of fiscal 2009. Because SFAS 161 only requires additional disclosure, the adoption will not impact our consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are assessing the impact of EITF 07-5 on its consolidated financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service provider, VisionProcess Business Solutions Inc., for work performed in India or the Philippines, is denominated in any currency other than the U.S. dollar. In 2008 and 2007, 1.0% and 0.9%, respectively, of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

Interest Rate Sensitivity.  We had unrestricted cash and cash equivalents totaling $28.9 million at December 31, 2008. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.

Interest Rate Risk

As of December 31, 2008, we had long-term debt and capital lease obligations totaling $10.4 million, which have both variable and fixed interest rate components. We have entered into an interest rate swap intended to mitigate variability in interest rate movements on our term loan. The swap has an amortizing notional amount over the swap agreement. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.

The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at December 31, 2008.

		Initial					Fair Value at
		Notional			Fiscal Year	Maturity	December 31,
Description	Underlying	Amount	Receive	Pay	Entered Into	(Fiscal Year)	2008

Interest rate swap
— Variable to fixed	Interest on Term Loan	$5,850	LIBOR 1.0% plus	4.55% Fixed	2008	2028	$(881)

Item 8.	Financial Statements and Supplemental Data.

The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our Chief Executive Officer and Chief Financial Officer concluded that, based upon the evaluation described above and as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our Chief Executive and Chief Financial Officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the above policies or procedures may deteriorate.

Our management, including our Chief Executive and Chief Financial Officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework.

Based upon this evaluation and those criteria, management believes that, as of December 31, 2008, our internal controls over financial reporting were effective.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of athenahealth, Inc.
Watertown, Massachusetts

We have audited the internal control over financial reporting of athenahealth, Inc. and subsidiary (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The

Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 2, 2009

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Entry into Rule 10b5-1 Trading Plans

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that a number of our employees, including members of our senior management team, have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information to be contained in our 2009 Proxy Statement.

We have adopted a code of ethics that applies to all of our directors, officers, and employees. This code is publicly available on our website at www.athenahealth.com. Amendments to the code of ethics or any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and NASDAQ Global Market rules will be disclosed on our website or, if so required, disclosed in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information to be contained in our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information to be contained in our 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information to be contained in our 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information contained in our 2009 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Report.

(1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i) Report of Independent Registered Public Accounting Firm

(ii) Consolidated Balance Sheets

(iii) Consolidated Statements of Operations

(iv) Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(v) Consolidated Statements of Cash Flows

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes there to.

(3) Exhibits

Exhibit
No.	Exhibit Index

3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(i)	Amended and Restated Bylaws of the Registrant
4.1(i)	Specimen Certificate evidencing shares of common stock
10.1(i)	Form of Indemnification Agreement, to be entered into between the Registrant and each of its directors and officers
†10.2(i)	1997 Stock Plan of the Registrant and form of agreements thereunder
†10.3(i)	2000 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreements thereunder
†10.4(i)	2007 Stock Option and Incentive Plan of the Registrant, and form of agreements thereunder
†10.5**	2007 Employee Stock Purchase Plan, as amended
#10.6(i)	Lease between President and Fellows of Harvard College and the Registrant, dated November 8, 2004, for space at the premises located at 300 North Beacon Street, Watertown, MA 02472 and 311 Arsenal Street, Watertown, MA 02472
10.7(i)	Agreement to Lease by and between Ramaniyam Real Estate Private Ltd. and Athena Net India Private Limited, dated August 25, 2006, for space at the premises located at Nos. 57, 59, 61 & 63, Taylors Road, Kilpauk, Chennai-600 010
#10.8(i)	Agreement of Lease by and between Sentinel Properties -- Bedford, LLC and the Registrant, dated May 8, 2007
#10.9(i)	Master Agreement for U.S. Availability Services by and between Sungard Availability Services LP and the Registrant, dated March 31, 2007, as amended
#10.10(i)	Amended and Restated Marketing and Sales Agreement by and between the Registrant and Worldmed Shared Services, Inc. (d/b/a PSS World Medical Shared Services, Inc.) dated May 24, 2007
#10.11(ii)	Master Agreement by and between the Registrant and Vision Business Process Solutions Inc., dated June 30, 2008
#10.12(i)	Master Service Agreement by and between Exodus Communications, Inc. and the Registrant, dated September 1999
†10.13(i)	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended

Exhibit
No.	Exhibit Index

†10.14(i)	Employment Agreement by and between the Registrant and Carl Byers, dated November 1, 1999, as amended
†10.15**	Employment Agreement by and between the Registrant and Robert M. Hueber, dated September 16, 2002, as amended
†10.16(iii)	Employment Agreement by and between the Registrant and Robert L. Cosinuke, dated December 3, 2007
†10.17**	Employment Agreement by and between the Registrant and Nancy G. Brown, dated August 2, 2004, as amended
†10.18**	Employment Agreement by and between the Registrant and David Robinson, dated February 24, 2009
10.19(i)	Warrant to Purchase 32,468 Shares of the Registrant’s Series D Convertible Preferred Stock, issued to GATX Ventures, Inc. on May 31, 2001
10.20(i)	Warrant to Purchase 32,468 Shares of the Registrant’s Series D Convertible Preferred Stock, issued to TBCC Funding Trust II on May 31, 2001
10.21(i)	Master Equipment Lease Agreement by and between CIT Technologies Corporation and the Registrant, dated June 1, 2007
10.22(iv)	Purchase Agreement dated November 28, 2007 between the Registrant and Bracebridge Corporation
†10.23(v)	Management Incentive Compensation Plan
10.24(vi)	Credit Agreement by and between the Registrant and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L\C Issuer, dated September 30, 2008
10.25(vi)	Security Agreement by and between the Registrant and Bank of America, N.A., as Administrative Agent, dated September 30, 2008
10.26(vi)	Term Note by and between the Registrant and Bank of America, N.A., dated September 30, 2008
†10.27(vii)	Director Compensation Plan of the Registrant, dated December 17, 2008
21.1**	Subsidiaries of the Registrant
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(i)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (File No. 333-143998)

(ii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed August 5, 2008.

(iii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed May 6, 2008.

(iv)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 29, 2007.

(v)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 17, 2008.

(vi)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed November 17, 2008.

(vii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 23, 2008.

**	Filed herewith

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

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush (Jonathan Bush)	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 2, 2009

/s/ Carl B. Byers (Carl B. Byers)	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer & Principal Accounting Officer)	March 2, 2009

/s/ Todd Y. Park (Todd Y. Park)	Director	March 2, 2009

/s/ Ruben J. King-Shaw, Jr. (Ruben J. King-Shaw, Jr.)	Director	March 2, 2009

/s/ Richard N. Foster (Richard N. Foster)	Director	March 2, 2009

/s/ Brandon H. Hull (Brandon H. Hull)	Director	March 2, 2009

/s/ John A. Kane (John A. Kane)	Director	March 2, 2009

/s/ Ann H. Lamont (Ann H. Lamont)	Director	March 2, 2009

/s/ James L. Mann (James L. Mann)	Director	March 2, 2009

/s/ Bryan E. Roberts (Bryan E. Roberts)	Director	March 2, 2009

Financial Statements and Supplementary Data

athenahealth, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
athenahealth, Inc.
Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 2, 2009

athenahealth, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$28,933	$71,891
Short-term investments	58,061	—
Accounts receivable — net	23,236	14,155
Deferred tax assets	8,499	—
Prepaid expenses and other current assets	3,624	2,643

Total current assets	122,353	88,689
Property and equipment — net	20,871	11,298
Restricted cash	1,848	1,713
Software development costs — net	1,879	1,851
Purchased intangibles — net	1,925	—
Goodwill	4,887	—
Deferred tax assets	7,997	—
Other assets	662	85

Total assets	$162,422	$103,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,038	$463
Accounts payable	803	1,048
Accrued compensation	10,154	6,451
Accrued expenses	7,442	3,725
Deferred revenue	6,945	4,243
Interest rate swap liability	881	—
Current portion of deferred rent	1,144	1,029

Total current liabilities	29,407	16,959
Deferred rent, net of current portion	8,662	10,223
Debt and capital lease obligations, net of current portion	8,378	935

Total liabilities	46,447	28,117
Commitments and contingencies (note 19)
Preferred stock; $0.01 par value: 5,000 shares authorized and no shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock; $0.01 par value per share; 125,000 shares authorized; 34,645 shares issued and 33,367 shares outstanding at December 31, 2008 33,613 shares issued, 32,335 shares outstanding at December 31, 2007	346	336
Additional paid-in capital	156,303	144,994
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income	338	72
Accumulated deficit	(39,812)	(68,683)

Total stockholders’ equity	115,975	75,519

Total liabilities and stockholders’ equity	$162,422	$103,636

See notes to consolidated financial statements.

athenahealth, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
Business services	$131,879	$94,182	$70,652
Implementation and other	7,673	6,591	5,161

Total revenue	139,552	100,773	75,813

Expenses:
Direct operating costs	58,799	46,135	36,530
Selling and marketing	22,827	17,212	15,645
Research and development	10,600	7,476	6,903
General and administrative	29,330	19,922	16,347
Depreciation and amortization	5,993	5,541	6,238

Total expenses	127,549	96,286	81,663

Operating income (loss)	12,003	4,487	(5,850)
Other income (expense):
Interest income	1,942	1,415	372
Interest expense	(428)	(3,682)	(2,671)
Loss on interest rate derivative contract	(881)	—	—
Other income (expense)	182	(5,689)	(702)

Total other income (expense)	815	(7,956)	(3,001)

Income (loss) before income taxes and cumulative effect of change in accounting principle	12,818	(3,469)	(8,851)
Income tax benefit (provision)	16,053	(34)	—

Income (loss) before cumulative effect of change in accounting principle	28,871	(3,503)	(8,851)
Cumulative effect of change in accounting principle	—	—	(373)

Net income (loss)	$28,871	$(3,503)	$(9,224)

Net income (loss) per share — basic:
Before cumulative effect of change in accounting principle	$0.88	$(0.28)	$(1.88)
Cumulative effect of change in accounting principle	—	—	(0.08)

Net income (loss) per share — basic	$0.88	$(0.28)	$(1.96)

Net income (loss) per share — diluted:
Before cumulative effect of change in accounting principle	$0.83	$(0.28)	$(1.88)
Cumulative effect of change in accounting principle	—	—	(0.08)

Net income (loss) per share — diluted	$0.83	$(0.28)	$(1.96)

Weighted average shares used in computing net income (loss) per share:
Basic	32,746	12,568	4,708
Diluted	34,777	12,568	4,708

See notes to consolidated financial statements.

athenahealth, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
						Other		Total
			Additional			Comprehensive		Stockholders	Total
	Common Stock		Paid-In	Treasury Stock		Income	Accumulated	Equity	Comprehensive
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	(Deficit)	Loss

BALANCE — January 1, 2006	5,097	$51	$2,770	(1,278)	$(1,200)	$(1)	$(55,956)	$(54,336)
Reclassification of warrants upon adoption of FSP 150-5			(1,229)					(1,229)
Stock compensation expense	—	—	356	—	—	—	—	356
Stock options exercised	184	2	193	—	—	—	—	195
Net Loss	—	—	—	—	—		(9,224)	(9,224)	$(9,224)
Unrealized holding loss on available-for-sale- investments	—	—	—	—	—	(34)		(34)	(34)
Foreign currency translation adjustment	—	—	—	—	—	1	—	1	1

Total Comprehensive Loss					—				$(9,257)

BALANCE — December 31, 2006	5,281	53	2,090	(1,278)	(1,200)	(34)	(65,180)	(64,271)
Stock compensation expense			1,311					1,311
Stock options and warrants exercised	1,000	10	2,442					2,452
Shareholder contribution of capital			592					592
Shares issued in initial public offering, net of expenses	5,000	50	81,237					81,287
Conversion of convertible preferred stock to common stock	22,332	223	49,871					50,094
Reclassification of warrant liability to additional paid-in capital			7,451					7,451
Net loss							(3,503)	(3,503)	$(3,503)
Unrealized holding gain on available-for-sale- investments						34		34	34
Foreign currency translation adjustment						72		72	72

Total Comprehensive Loss								—	$(3,397)

BALANCE — December 31, 2007	33,613	336	144,994	(1,278)	(1,200)	72	(68,683)	75,519
Stock compensation expense			5,558					5,558
Stock options and warrants exercised	1,021	10	4,908					4,918
Common stock issued under employee stock purchase plan	11	—	317					317
Tax benefit realized from stock-based awards			526					526
Net income							28,871	28,871	$28,871
Unrealized holding gain on available-for-sale- investments, net of $188 tax						288		288	288
Foreign currency translation adjustment						(22)		(22)	(22)

Total Comprehensive Income								—	$29,137

BALANCE — December 31, 2008	34,645	$346	$156,303	(1,278)	$(1,200)	$338	$(39,812)	$115,975

See notes to consolidated financial statements.

athenahealth, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,871	$(3,503)	$(9,224)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,993	5,541	6,238
Amortization of purchased intangibles	102	—	—
Accretion of debt discount	—	413	138
Amortization of discounts on investments	(899)	(74)	(57)
Non-cash rent expense	2,628	2,628	2,628
Financial advisor fee paid by investor	—	592	—
Provision for uncollectible accounts	405	524	(17)
Remeasurement of preferred stock warrants	—	—	12
Cumulative affect of change in accounting principle	—	—	373
Non-cash warrant expense	—	4,995	702
Loss on interest rate derivative contract	881	—	—
Deferred income tax benefit	(16,684)	—	—
Stock based compensation expense	5,558	1,311	356
(Gain) loss on disposal of property and equipment	(47)	102	259
Changes in operating assets and liabilities:
Accounts receivable	(9,254)	(4,670)	(3,065)
Prepaid expenses and other current assets	(912)	(1,033)	(128)
Accounts payable	(1,195)	52	512
Accrued expenses	6,898	2,587	1,838
Deferred revenue	2,702	628	697
Deferred rent	(4,074)	(3,432)	(3,281)
Other long-term assets	86	162	(70)

Net cash provided by (used in) operating activities	21,059	6,823	(2,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(1,393)	(1,090)	(1,137)
Purchases of property and equipment	(13,452)	(2,693)	(4,068)
Proceeds from disposals of property and equipment	317	—	15
Investment in unconsolidated company	(550)	—	—
Proceeds from sales and maturities of investments	73,250	7,603	1,000
Purchases of investments	(129,935)	(1,949)	(6,520)
Proceeds from note receivable	—	—	5
Payments for acquisitions net of cash acquired	(6,680)	—	—
(Increase) decrease in restricted cash	(136)	1,457	355

Net cash (used in) provided by investing activities	(78,579)	3,328	(10,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	5,235	2,452	194
Proceeds of initial public offering, net of issuance costs	—	81,287	—
Debt issuance costs	(177)	—	—
Tax benefit from stock-based awards	526	—	—
Proceeds from long-term debt and capital lease obligations	9,795	5,705	6,753
Proceeds line of credit	—	5,914	11,044
Payments on long term debt and capital lease obligations	(777)	(24,776)	(2,432)
Payments on line of credit	—	(13,118)	(8,239)

Net cash provided by financing activities	14,602	57,464	7,320

Effects of exchange rate changes on cash and cash equivalents	(40)	85	1

Net (decrease) increase in cash and cash equivalents	(42,958)	67,700	(5,118)
Cash and cash equivalents at beginning of period	71,891	4,191	9,309

Cash and cash equivalents at end of period	$28,933	$71,891	$4,191

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payable and accrued expenses	$998	$48	$184

Supplemental disclosure — Cash paid for interest	$324	$3,666	$1,945

See notes to consolidated financial statements.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

1.	BUSINESS AND ORGANIZATION

General — athenahealth, Inc. (the “Company”) is a business services company that provides ongoing billing, clinical-related, and other related services to its customers. The Company provides these services with the use of athenaNet, a proprietary Internet-based practice management application. The Company’s customers consist of medical group practices ranging in size throughout the United States of America.

In August 2005, the Company established a subsidiary in Chennai, India, athenahealth Technology Private Limited, to conduct research and development activities.

Initial Public Offering — On September 25, 2007, the Company raised $90,000 in gross proceeds from the sale of 5,000 shares of its common stock in an initial public offering (“IPO”) at $18.00 per share. The net offering proceeds after deducting approximately $8,713 in offering-related expenses and underwriters’ discount were approximately $81,287. All outstanding shares of the Company’s convertible preferred stock were converted into 21,531 shares of common stock upon completion of the IPO.

Risks and Uncertainties — The Company is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, a volatile market for its services, new technological innovations, dependence on key personnel, third-party service providers and vendors, protection of proprietary technology, fluctuations in operating results, dependence on market acceptance of its products, and compliance with government regulations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Income (Loss)  — Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, and unrealized holding gains (losses) on available-for-sale securities.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Revenue Recognition — The Company recognizes revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer are fixed or determinable.

The Company derives its revenue from business services fees, implementation fees, and other services. Business services fees include amounts charged for ongoing billing, clinical-related, and other related services and are generally billed to the customer as a percentage of total collections. The Company does not recognize revenue for business services fees until these collections are made, as the services fees are not fixed and determinable until such time. Business services fees also include amounts charged to customers for generating and mailing patient statements and are recognized as the related services are performed.

Implementation revenue consists primarily of professional services fees related to assisting customers with the implementation of the Company’s services and are generally billed upfront and recorded as deferred revenue until the implementation is complete and then recognized ratably over the performance period. Other services consist primarily of training and interface fees and are recognized as the services are performed.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Direct Operating Expenses — Direct operating expenses consist primarily of salaries, benefits, and stock-based compensation related to personnel who provide services to clients; claims processing costs; and other direct costs related to collection and business services. The reported amounts of direct operating expenses do not include allocated amounts for rent, depreciation, amortization, or other overhead costs, except for the amortization of certain intangible assets.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs and consulting fees for third-party developers. All such costs are expensed as incurred.

Cash and Cash Equivalents — Cash and cash equivalents consist of deposits, money market funds, commercial paper, and other liquid securities with remaining maturities of three months or less at the date of purchase.

Investments — Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments are classified as available-for-sale and are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive loss (income). The Company classifies its investments based on the maturity of the instrument. The Company determines realized gains and losses based on the specific identification method.

Accounts Receivable — Accounts receivable represents amounts due from customers for subscription and implementation services. Accounts receivable are stated net of an allowance uncollectible accounts, which are determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.

Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2008	2007	2006

Beginning balance	$437	$211	$277
Provision	405	524	(17)
Write-offs and adjustments	(116)	(298)	(49)

Ending balance	$726	$437	$211

Financial Instruments — The carrying amount of the Company’s financial instruments approximates their fair value, primarily because of their short-term nature or because they are carried at fair value in the case of marketable securities or derivatives, and includes cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of the Company’s debt obligations approximate fair value based upon our best estimate of interest rates that would be available to the Company for similar debt obligations. Derivative financial instruments are used to manage certain of the Company’s interest rate exposures. The Company does not enter into derivatives for speculative purposes, nor does the Company hold or issue any financial instruments for trading purposes. In October 2008, the Company entered into a derivative instrument that is not designated as hedge. The Company entered into the derivative instrument to mitigate the cash flow exposure associated with its interest payments on certain outstanding debt. Derivatives are carried at fair value, as determined using standard valuation models and adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings and are separately presented.

Property and Equipment — Property and equipment are stated at cost. Equipment, furniture, fixtures, and purchased software are depreciated using the straight-line method over their estimated useful lives, generally ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lesser of the useful life of the improvements or the applicable lease terms, excluding renewal periods. Buildings are depreciated using the straight-line method over 30 years. Building improvements are depreciated using the straight-line method over the lesser of the useful life of the improvement or the life of the building. Costs associated with maintenance and repairs are expensed as incurred.

Long-Lived Assets — Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment losses have been recognized in the years ended December 31, 2008, 2007, or 2006.

Restricted Cash — Restricted cash consists primarily of funds held under a letter of credit as a condition of the Company’s operating lease for its corporate headquarters (see Note 9). The letter of credit was reduced in 2008 to $856. The letter of credit will remain in effect during the term of the lease agreement. The remaining restricted cash balance of $992 at December 31, 2008, consists of escrowed amounts relating to the purchase of MedicalMessaging (see Note 7) which will be paid over a three-year period if MedicalMessaging achieves certain financial milestones.

Software Development Costs — The Company accounts for software development costs under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to the preliminary project stage of subsequent versions of athenaNet or other technologies are expensed as incurred. Costs incurred in the application development stage are capitalized, and such costs are amortized over the software’s estimated economic life. The estimated useful life of the software is two years. Amortization expense was $1,395, $958, and $1,522 for the years ended December 31, 2008, 2007, and 2006, respectively. Future amortization expense for all software development costs capitalized as of December 31, 2008, is estimated to be $1,488 and $391 for the years ending December 31, 2009, and 2010, respectively.

Goodwill — Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company evaluates the carrying value of its goodwill annually on November 30. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Other Intangible Assets — Other intangible assets consist of technology and customer relationships acquired in connection with a business acquisition and are amortized over their estimated useful lives on a straight-line basis.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued expenses — Accrued expenses consist of the following:

	As of December 31,
	2008	2007

Accrued expenses	$7,442	$3,725
Accrued bonus	5,310	3,813
Accrued vacation	1,169	865
Accrued payroll	2,379	1,008
Accrued commissions	1,296	765

	$17,596	$10,176

Warrant Liability — Effective January 1, 2006, freestanding warrants and other similar instruments related to redeemable shares that are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”), an interpretation of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under FSP 150-5, freestanding warrants exercisable for shares of the Company’s redeemable convertible preferred stock are classified as a warrant liability on the Company’s balance sheet. The warrants issued for the purchase of the Company’s Series D and Series E Preferred Stock are subject to the provisions of FSP 150-5. The Company accounted for the adoption of FSP 150-5 as a cumulative effect of change in accounting principle of $373 recorded on January 1, 2006, the date of the Company’s adoption of FSP 150-5. The cumulative effect adjustment was calculated as the difference in the fair value of the warrants from the historical carrying value as of January 1, 2006. The original carrying value of the warrants, $1,229, was reclassified to liabilities from additional paid-in capital at the date of adoption. At December 31, 2006, the Company remeasured the warrant liability and recorded charges of $702, for the increase in value of the warrants.

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

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, investments, derivatives, and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents, investments by investing in highly rated corporate and financial institutions, and engages with highly rated financial instituations as a counterparty to its derivative transaction. With respect to customer accounts receivable, the Company manages its credit risk by performing ongoing credit evaluations of its customers and, when deemed necessary, requiring letters of athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit, guarantees, or collateral. No customer accounted for more than 10% of revenues or accounts receivable as of or for the years ended December 31, 2008, 2007, or 2006.

Other Income (Expense) — other expense consists of the following:

	Year Ended December 31,
	2008	2007	2006

Loss on warrants	$—	$4,995	$702
Financial advisor fee paid by shareholder	—	592	—
Other	182	102	—

	$182	$5,689	$702

Income Taxes — Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect at the time of their reversal. A valuation allowance is established to reduce net deferred tax assets if, based on the available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

On January 1, 2007, the Company adopted FIN 48 and reduced deferred tax assets for unrecognized tax benefits totaling $744. Because of the Company’s net loss position and full valuation allowance on net deferred tax assets at that date, the adoption of FIN 48 had no impact on the Company’s balance sheet or accumulated deficit upon implementation.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until the Company begins utilizing its net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. The Company’s primary state jurisdiction for tax purposes is the Commonwealth of Massachusetts.

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

Stock-Based Compensation — On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), to account for stock-

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based awards. SFAS 123(R) addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards with compensation cost measured using the fair value of the awards issued. The Company adopted SFAS 123(R) using the prospective transition method, which requires the Company to recognize compensation cost for awards granted and awards modified, repurchased, or cancelled on or after January 1, 2006. These costs are recognized on a straight-line basis over the requisite service period for all time-vested awards.

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

In determining the exercise prices for stock-based awards before the IPO, the Company’s Board of Directors considered the estimated fair value of the common stock as of each grant date. The determination of the fair value of the Company’s common stock without an active market involves significant assumptions, estimates, and complexities that impact the amount of stock-based compensation. The estimated fair value of the Company’s common stock prior to the Company’s IPO was determined by the Board of Directors after considering a broad range of factors including, but not limited to, the illiquid nature of an investment in common stock, the Company’s historical financial performance and financial position, the Company’s significant accomplishments and future prospects, opportunity for liquidity events, and recent sale and offer prices of the common and convertible preferred stock in private transactions negotiated at arm’s length. Since the IPO, the exercise prices for stock-based awards have been set at the closing value of the Company’s stock price on the grant date.

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

Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The initial adoption of SFAS 157 did not have a material effect on our financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value may be elected on an instrument-by-instrument basis, with athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 was effective beginning after January 1, 2008. The Company did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008, or subsequently.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. (“SFAS 161”) requires additional financial statement disclosure about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. SFAS 161 which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for us in the first quarter of fiscal 2009. Because SFAS 161 only requires additional disclosure, the adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the impact of EITF 07-5 on its consolidated financial position, results of operations and cash flows.

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

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive to earnings per share.

The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated.

	Years Ended December 31,
	2008	2007	2006

Net income (loss)	$28,871	$(3,503)	$(9,224)
Weighted average shares used in computing basic net income (loss) per share	32,746	12,568	4,708

Net income (loss) per share — basic	$0.88	$(0.28)	$(1.96)

Net income (loss)	$28,871	$(3,503)	$(9,224)
Weighted average shares used in computing basic net income (loss) per share	32,746	12,568	4,708
Effect of dilutive securities	2,031	—	—

Weighted average shares used in computing diluted net income (loss) per share	34,777	12,568	4,708

Net income (loss) per share — diluted	$0.83	$(0.28)	$(1.96)

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share:

	Years Ended December 31,
	2008	2007	2006

Convertible preferred stock	—	—	21,531
Warrants to purchase convertible preferred stock	—	—	555
Options to purchase common stock	1,088	2,889	2,826
Warrants to purchase common stock	—	65	75

Total	1,088	2,954	24,987

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for comparable instruments. The fair values determined by Level 3 inputs are any assets or liabilities unobservable values which are supported by little or no market activity. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008:

	Fair Value Measurements at December 31, 2008 Using
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Money market securities	$23,610	$—	$—	$23,610
Available-for-sale investments:
Commercial paper	—	16,575	—	16,575
U.S. government backed securities	—	41,486	—	41,486
Interest rate swap derivative	—	(881)	—	(881)

Total	$23,610	$57,180	$—	$80,790

U.S. government backed securities and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative is valued using observable inputs at the reporting date.

5.	INVESTMENTS

The summary of available-for-sale securities at December 31, 2008, is as follows:

		Gross Unrealized
	Amortized Cost	Gains	Fair Value

Commercial paper	$16,487	$88	$16,575
U.S. government backed securities	41,098	388	41,486

Total	$57,585	$476	$58,061

Scheduled maturity dates of U.S. government backed securities and commercial paper as of December 31, 2008, was within one year and therefore investments were classified as short-term. There were no realized gains and losses on sales of these investments for the periods presented. Unrealized gains and losses are included in other accumulated comprehensive income net of tax. The Company held no marketable investments at December 31, 2007.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT

On February 15, 2008, the Company purchased a complex of buildings totaling 186,000 square feet, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total price of $6,197. The Company is using the office space of this facility as a second operational service site, and are leasing a small portion of the space to commercial tenants. The building is being depreciated over 30 years. The Company allocated $800 of the purchase price to land and $5,397 to the buildings. The Company has approximately $3,434 of equipment, $793 of leasehold and building improvements, $289 of furniture and $735 of purchased software under capital leases as December 31, 2008, and $919 of equipment, $198 of leasehold improvements and $339 of purchased software under capital leases as of December 31, 2007. Property and equipment consist of the following:

	As of December 31,
	2008	2007

Equipment	$9,641	$9,550
Furniture and fixtures	853	2,864
Leasehold improvements	9,499	9,335
Purchased software	3,280	3,916
Building and improvements	6,698	—
Land	800	—
Construction in progress	1,883	225

Total property and equipment, at cost	32,654	25,890
Accumulated depreciation	(11,783)	(14,592)

Property and equipment, net	$20,871	$11,298

Depreciation expense on property and equipment was $4,598, $4,583, and $4,717 for the years ended December 31, 2008, 2007, and 2006, respectively. During the year ended December 31, 2008, the Company wrote off fully depreciated assets totaling approximately $7,190. Since the assets were fully depreciated and no longer in service, there was no impact on the statement of operations.

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

Consideration for this transaction was approximately $7,100, plus potential additional consideration of $992 plus accrued interest on the escrowed amounts which will be paid over a three-year period if MedicalMessaging achieves certain financial milestones. If the contingent consideration is paid, it will result in an increase in the goodwill. At the date of acquisition, the Company determined that $241 of the $992 potential contingent consideration was met and recorded the obligation. At December 31, 2008, the Company determined that $330 of the potential consideration was met and recorded to the obligation. The excess of the athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.

The acquisition was accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the contingent consideration. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

Cash consideration and acquisition costs are as follows:

Cash payments	$6,683
Deferred contingent consideration	330
Cash acquired	(25)
Acquisition costs	112

Total	$7,100

The results of MedicalMessaging operations are included in the statement of operations of the combined entity since the date of acquisition. Pro forma information related to this acquisition is not presented, as the effect of this acquisition is not material.

The purchase price was allocated as follows:

Current assets	$261
Property and equipment	53
Intangible assets	2,027
Goodwill	4,887
Accrued expenses	(128)

Total	$7,100

8.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

Goodwill is subject to annual impairment testing. The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The annual impairment assessment is performed by the Company on November 30 each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. The Company completed the annual impairment test and concluded based on the first step of the process that there was no goodwill impairment.

The following table summarizes the activity relating to the carrying value of the Company’s goodwill during the year ended December 31, 2008:

Beginning balance at January 1, 2008	$—
Goodwill recorded in connection with Crest Line Technologies, Inc. (d.b.a Medical Messaging.net) See Note 7	4,887

Ending balance	$4,887

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

The following table presents details of our other intangible assets acquired September 5, 2008:

	December 31, 2008
		Accumulated		Weighted Averge
	Gross	Amortization	Net	Useful Life (years)

Developed technology	$1,161	$(74)	$1,087	5
Customer relationships	866	(28)	838	10

Total	$2,027	$(102)	$1,925

Amortization expense for the year ended December 31, 2008, was $102 and is included in direct operating costs. Estimated amortization expense, based upon the Company’s intangible assets at December 31, 2008, is as follows:

2009	$319
2010	319
2011	319
2012	319
2013	245
Thereafter	404

Total	$1,925

9.	OPERATING LEASES AND OTHER COMMITMENTS

The Company maintains operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of each leased facility. The Company also rents certain of its leased facilities to third-party tenants. The rental agreements expire at various dates from 2009 to 2015.

The Company entered into a lease agreement with a new landlord in connection with the relocation of its corporate offices in June 2005. The Company assumed possession of the leased space in January of 2005, with a rent commencement date of June 2005 and expiration date of June 2015. The Company was not required to pay rent from January 2005 through June 2005. The Company recognizes rent escalations and lease incentives for this lease on a straight-line basis over the lease period from January 2005 (date of possession) to June 2015.

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

The lease agreement contains certain financial and operational covenants. The most restrictive covenants provide for restrictions on, among other things, a change in control of the Company and certain structural additions to the premises, without prior consent from the landlord.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense totaled $2,121, $2,901 and $2,881 for the years ended December 31, 2008, 2007, and 2006, respectively. In June 2005, the Company entered into a sub-lease agreement, which generated rental income of $378, $286, and $310 for the years ended December 31, 2008, 2007, and 2006, respectively. Rental income is recorded as a reduction in rent expense.

In April 2007, the Company entered into a noncancelable contract for data center services in the event of a service interruption in the Company’s primary data center. The term of the agreement is 36 months, commencing in July 2007, at a monthly rate of $27, for a total payments of $978 over the term of the agreement.

In May 2007, the Company entered into a ten-year, noncancelable lease agreement with a data center provider in Bedford, Massachusetts. Under the agreement, the Company took possession of a portion of the contracted space in June 2007. Minimum payments under the lease total $6,133 over the life of the agreement. The Company paid $243 and $119 under this agreement in 2008 and 2007, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2008, are as follows:

	Future Rent	Future Sublease
Year Ending December 31, 2008	Payments	Income Payments

2009	$4,835	$497
2010	4,916	497
2011	4,910	285
2012	5,071	—
2013	5,233	—
Thereafter	9,536	—

Total minimum lease payments	$34,501	$1,279

10.	LINE OF CREDIT

The Company had a revolving line of credit (“LOC”) with a bank, which had a maximum available borrowing amount of $10,000 at December 31, 2007. This LOC expired in August 2008 and was not renewed.

11.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The summary of outstanding long-term debt is as follows:

	As of December 31,
	2008	2007

Term loan	$6,000	$—

Total debt	6,000	—
Less current portion of LT debt	(375)	—

Long-term debt, net of current portion	$5,625	$—

2005 Subordinate Note — In December 2005, the Company entered into a $12,000 loan and security agreement (the “subordinate note”) with a financing company. Proceeds were used to extinguish the term loan and for general operating purposes. In September 2006, the Company borrowed an additional $2,000, which increases the outstanding balance on the subordinate note to $14,000. In June 2007, the Company amended the subordinate note and borrowed an additional $3,000 from the financing company, which increased the outstanding balance on the subordinate note to $17,000. In connection with the amendment, the Company issued seven-year warrants to purchase 5 shares of the Company’s Series E Preferred Stock at an exercise athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $9.30 per share. These warrants expire in June 2014 and were valued using the Black-Scholes option pricing model. The proceeds were allocated between the subordinate note and the warrants and totaled $2,967 and $33, respectively. On December 31, 2007, the Company paid the balance of the $17,000 subordinate note plus accrued interest of $131. The Company recorded additional charges to interest expense of $541 to fully amortize the debt discount, write off outstanding deferred financing fees and recognize a penalty for early extinguishment of the debt.

2006 and 2007 Promissory Notes — In March, June, September and December of 2006, the Company entered into separate promissory notes and security agreements (the “Promissory Notes”) with a finance company totaling $4,753, which were collateralized by specific equipment. The Promissory Notes were payable in 36 equal monthly installments, with interest equal to 10.48% and 10.69% per annum. In March and May 2007, the Company entered into promissory notes (the “2007 Promissory Note”) for $1,289 with the same financing company, which was payable in 36 equal monthly installments, with interest equal to 11.51%-11.58% per annum. On October 1, 2007, the Company paid the balance of the promissory notes, totaling $4,091 plus accrued interest of $37. The Company recorded additional charges to interest expense of $121 to fully amortize the debt discount, write off outstanding deferred financing fees and recognize a penalty for early extinguishment of the debt.

2005 Equipment Line — In February 2005, the Company entered into a $3,500 master loan and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allowed for the Company to be reimbursed for eligible equipment purchases, submitted within 120 days of the applicable equipment’s invoice date. Each borrowing was payable in 33 equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. On October 1, 2007, the Company paid the balance of the Equipment Line totaling $953 plus accrued interest of $8 and recorded additional charges to interest expense of $2 to fully amortize the debt discount and write off outstanding deferred financing fees.

2002 Security Agreement — In August 2002, the Company entered into a $500 master security agreement (the “Security Agreement”) with a leasing company, which is collateralized by specific equipment. The Company amended the Security Agreement at various dates through June 2004, which increased the commitment amount to $2,256. The Security Agreement allowed the Company to be reimbursed for eligible equipment purchased. On October 1, 2007, the Company paid the balance of the Security Agreement totaling $172 plus accrued interest of $13 and recorded additional charges to interest expense of $10 to recognize a penalty for early extinguishment of the debt.

2008 Term and Revolving Loans — On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by up to an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 limit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. At December 31, 2008, the Company borrowed $6,000 under the term loan facility for general working capital purposes. The term loan has a 5 year term which is payable quarterly starting March 31, 2009, for $75 each quarter. The Company has the option to extend the loan, subject to the agreement of the Bank, at the end of the 5 year term. As of December 31, 2008, there were no amounts outstanding under the revolving credit facility.

The revolving credit loans and term loan bear interest, at the Company’s option, at either (i) the London Interbank Offered Rate (“LIBOR”), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) the financial institution’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points for Base Rate loans and up 100 basis points for LIBOR loans. For revolving athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit loans, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company was also required to pay commitment fees and upfront fees for this Credit Facility. The interest rate as of December 31, 2008, for the term loan was 4.5%.

The obligations of the Company and its subsidiaries under the Credit Agreement are collateralized by substantially all assets.

The credit agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, payments of dividends, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the credit agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement.

Capital Lease Obligation — In June 2007, the Company entered into a $6,000 master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which are payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital lease. At December 31, 2008 and 2007, the Company had $4,416 and $1,388, respectively, of outstanding capital leases. The interest rate implicit in the lease was 5.8%.

Future payments on debt and outstanding capital leases as of December 31, 2008, are as follows:

		Capital Lease
Year Ending December 31, 2008	Debt	Obligations

2009	$375	$1,663
2010	300	1,680
2011	300	1,073
2012	300	—
2013	4,725	—

Total debt	6,000	4,416
Less current portion	(375)	(1,663)

Long-term portion	$5,625	$2,753

Interest paid was $324, $3,666, and $1,945 for the years ended December 31, 2008, 2007, and 2006, respectively.

12.	INTEREST RATE SWAP

Company entered into the derivative instrument which has a decreasing notional value over the term to mitigate the cash flow exposure associated with its interest payments on certain outstanding debt. Derivatives are carried at fair value, as determined using standard valuation models and adjusted, when necessary, for athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit risk and is separately presented on the balance sheet. The following is a description/summary of the derivative financial instrument the Company has entered into to manage the interest rate exposure:

		Initial				Maturity	Fair Value
		Notional			Fiscal Year	(Fiscal	at December 31,
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	2008

Interest rate swap
— variable to fixed	Interest on Term Loan	$5,850	LIBOR plus 1.0%	4.55% Fixed	2008	2028	$(881)

13.	CONVERTIBLE PREFERRED STOCK

All outstanding shares of the Company’s convertible preferred stock were converted into 21,531 shares of common stock upon completion of the IPO.

14.	PREFERRED STOCK

After the consummation of the initial public offering in September 2007 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At December 31, 2008 and 2007, no shares of preferred stock were outstanding.

15.	COMMON STOCK AND WARRANTS

Common Stock — Common stockholders are entitled to one vote per share and dividends when declared by the Board of Directors, subject to any preferential rights of preferred stockholders.

Warrants — In connection with equipment financing with a finance company and a bank in May 2001, the Company issued warrants to purchase 65 shares of the Company’s Series D Preferred Stock at an exercise price of $3.08 per share. The warrants are exercisable through May 2011.

Upon completion of the IPO, all of the Company’s outstanding preferred stock was automatically converted into common stock and, accordingly, all warrants to purchase preferred stock were converted into warrants to purchase common stock. During the year ended December 31, 2007, warrant holders exercised approximately 480 warrants, resulting in net proceeds to the Company of approximately $1,761. Certain of these warrants were also exercised during the year ended December 31, 2007, using the net issue exercise provision, resulting in 86 shares of common stock issued to the warrant holder on the exercise of 89 warrants. During the year ended December 31, 2008, warrant holders exercised using the net issue exercise provision resulting in 29 shares of common stock issued to the warrant holder on the exercise of 32 warrants.

A summary of warrants outstanding at December 31, 2008, is as follows:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price	Term	Expiration

Common stock	32	$3.08	7 years	2011

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved for Future Issuance — The Company has reserved shares of common stock for future issuance for the following purposes:

	December 31,
	2008	2007

Stock award plans	4,003	4,395
Warrants to purchase common stock	32	65

Total	4,035	4,460

16.	STOCK-BASED COMPENSATION

The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive share awards, or make direct purchases of shares of the Company’s common stock, up to 5,238 shares. On January 30, 2007, the Company’s board of directors voted to increase the number of shares eligible for grant under the Company’s stock award plans by 448. On May 2, 2007, the Company’s board of directors voted to increase the number of shares eligible for grant under the Company’s stock awards plans by 149. Options granted under the plan may be incentive stock options or nonqualified options under the applicable provisions of the Internal Revenue Code.

In 2007, the Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the board of directors and approved by the stockholders. A total of 500 shares of common stock has been reserved for future issuance to participating employees under the 2007 ESPP. Employees may authorize deductions from 1% to 10% of compensation for each payroll period during the offering period. On February 8, 2008, the board of directors approved an amendment to the Company’s 2007 ESPP. Under the terms of the amendment to the 2007 ESPP, the purchase price shall be equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. On May 1, 2008, the board of directors approved another amendment to the 2007 ESPP, which allows employees, officers, and directors of the Company’s majority owned subsidiary, athenahealth Technology Private Limited, to participate in the 2007 ESPP. The Company recorded compensation expense relating to the 2007 ESPP of $172 for the year ended December 31, 2008.

In 2007, the board of directors and the Company’s stockholders approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”) effective as of the close of the Company’s IPO, which occurred on September 25, 2007. The board of directors authorized 1,000 shares in addition to the shares forfeited under the Company’s 2007 Stock Option Plan. Options granted under this plan may be incentive stock options or nonqualified options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the Plan. The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) 5.0% of the number of then-outstanding shares of stock and of the preceding December 31 and (ii) a number as determined by the board of directors. On January 1, 2008, another 511 options became available for grant under this evergreen provision.

Incentive stock options are granted with exercise prices at or above the fair value of the Company’s common stock at the grant date as determined by the Board of Directors. Incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock are granted with exercise prices at 110% of the fair value of the Company’s common stock at the date of the grant. Nonqualified options may be granted with exercise prices up to the fair value of the Company’s common stock on the date of the grant, as determined by the Board of Directors. All options granted vest over a range of one to four years and have contractual terms of between five and ten years. Options granted typically vest 25% per year over a total of four years at each anniversary, with the exception of options granted to members of the board of directors, which vest on a quarterly basis.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of their employment agreements, certain executives are due to receive options to purchase common stock upon the achievement of specified Company milestones. Options for the purchase of 230 shares of common stock would be granted to these executives upon achievement of the milestone at exercise prices equal to the fair value of the Company’s common stock on the grant date. In accordance with the transition provisions under the prospective method of SFAS 123(R), these options continue to be accounted for under APB 25, whereby compensation expense is recognized in an amount equal to the excess of the fair value over the exercise price of the award. The Company achieved these milestones. Under the terms of these awards, the exercise price was set at the fair value at the grant date and therefore no compensation expense has been recognized to date. On February 15, 2008, the Board of Directors approved these options with an exercise price equal to the fair market value of the Company’s closing common stock on March 3, 2008, of $32.72.

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

At December 31, 2008 and 2007, there were approximately 563 and 1,006 shares, respectively, available for grant under the Company’s stock award plans.

The following table presents the stock option activity for the year ended December 31, 2008:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Instrinsic
	Shares	Price	(In years)	Value

Outstanding — January 1, 2008	2,889	$4.00
Granted	1,469	32.01
Exercised	(991)	4.96
Forfeited	(416)	15.27

Outstanding — at December 31, 2008	2,951	$16.02	7.5	$63,692

Exercisable — at December 31, 2008	1,648	$7.34	6.2	$49,888

Vested and expected to vest at December 31, 2008	2,741	15.28	7.4	$61,247
Weighted-average fair value of options granted for the year ended December 31, 2008		$16.52

The Company recorded compensation expense of $5,558, $1,311, and $356 for the years ended December 31, 2008, 2007, and 2006, respectively. There was an impact of $526 on the presentation in the consolidated statements of cash flows relating to excess tax benefits on the state tax level that have been realized as a reduction in taxes payable.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense for the years ended December 31, 2008, 2007, and 2006, are as follows (no amounts were capitalized):

	Year Ended December 31,
	2008	2007	2006

Stock-based compensation charged to:
Direct operating	$872	$181	$63
Selling and marketing	1,383	97	44
Research and development	1,086	260	53
General and administrative	2,217	773	196

Total	$5,558	$1,311	$356

The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	1.9% - 3.5%	3.5% - 4.9%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option term (years)	6.25	6.25	6.25
Expected stock volatility	48% - 54%	71.0%	71.0%

The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

The weighted average expected option term reflects the application of the simplified method set forth in the SEC Staff Accounting Bulletin No. 107, which was issued in March 2005 and is available for options granted prior to December 31, 2007. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. In December 2007, the SEC issued SAB 110, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We have continued to utilize this methodology for the year ended December 31, 2008, due to the short length of time our common stock has been publicly traded. The resulting fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions.

At December 31, 2008 and 2007, there was $16,435 and $4,444, respectively, of unrecognized stock compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 3.1 years.

Cash received from stock option exercises during the years ended December 31, 2008 and 2007, was $4,918 and $692, respectively. The intrinsic value of the shares issued from option exercises in the years ended athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008 and 2007, was $25,932 and $3,642, respectively. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.

Summary of Employee Stock Option Purchases — The weighted average fair value of employee stock purchase shares granted during fiscal 2008, 2007, and 2006, was $16.52, $6.10, and $4.13, respectively. Employees purchased 991 shares, 433 shares, and 184 shares, respectively, for fiscal 2008, 2007, and 2006. The intrinsic value of shares purchased during fiscal 2008, 2007, and 2006, was $25,932, $3,642, and $899, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

17.  INCOME TAXES

The components of the Company’s income tax (benefit) provision for the years ended December 31, 2008 and 2007 (the Company did not have a net tax provision in 2006 due to its losses and full valuation allowance on net deferred tax assets recognized during that period) are as follows:

	2008	2007

Current Provision:
Federal	$(16)	$24
State	647	10

	631	34
Deferred Provision:
Federal	34	—
State	9	—
Valuation allowance reversal	(16,727)

	(16,684)	—

Total income tax (benefit) provision	$(16,053)	$34

During the year ended December 31, 2008, the Company utilized tax net operating loss carryforwards to reduce the current tax provision by $7,797. The Company recognized an alternative minimum tax expense for the year ended December 31, 2007 and no tax provision for the year ended December 31, 2006.

The Company considers whether a valuation allowance is needed on its deferred tax assets by evaluating all positive and negative evidence relative to its ability to recover deferred tax assets. Prior to the year ended December 31, 2008, the Company had incurred losses and it is difficult to assert that deferred tax assets are recoverable with this negative evidence. During the fourth quarter of 2008, the Company’s results of operations generated a cumulative profit as measured over the current and prior two years. In addition, the Company has been profitable for six consecutive quarters. Based on consideration of the weight of positive and negative evidence, including forecasted operating results, the Company concluded that there was sufficient positive evidence that its deferred tax assets are more likely than not recoverable as of December 31, 2008. Accordingly, the remaining valuation allowance was reversed as of December 31, 2008. The Company had a decrease of $456 and an increase of $666 in its valuation allowance for the years ended December 31, 2007 and 2006, respectively.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred income taxes at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Federal net operating loss carryforward	$10,468	$17,614
State net operating loss carryforward	58	950
Research and development tax credits	841	286
Allowance for doubtful accounts	377	308
Property and equipment	—	1,138
Deferred rent obligation	2,570	2,800
Stock compensation	1,528	268
Other accrued liabilities	321	368
Deferred revenue	2,745	1,685

	18,908	25,417
Deferred tax liabilities:
Investments	(188)
Capitalized software development	(743)	(735)
Property and equipment	(1,481)	(1,608)

	(2,412)	(2,343)
Less valuation allowance		(23,074)

Net deferred tax assets	$16,496	$—

The Company classifies its deferred tax assets and liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to NOLs, is classified according to the expected reversal date. The Company has classified $7.8 million of federal and state net operating loss carryforwards (NOL) as current deferred tax assets at December 31, 2008.

As of December 31, 2008, the Company had federal and state NOLs of approximately $59,018 and $20,148, respectively, to offset future federal and state taxable income. The state NOLs begin to expire 2009 and the federal NOLs expire at various times from 2017 through 2028.

The Company has generated NOLs from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital and not as a reduction of income tax provision. During the year ended December 31, 2008, the Company realized excess tax benefits from state tax deductions of $526, which was credited to additional paid-in capital. As of December 31, 2008, the amount of unrecognized excess tax benefits is $10,584, which will be credited to additional paid-in capital when realized.

The Company’s federal and state research and development tax credit carryforwards as of December 31, 2008 were $712 and $195, respectively. These credits are available to offset future federal and state taxes and expire at various times through 2023.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31:

	2008	2007	2006

Income tax computed at federal statutory tax rate	34%	34%	34%
State taxes net of federal benefit	7%	0%	6%
Research and development credits	(1)%	1%	3%
Permanent differences	5%	(27)%	(5)%
Valuation allowance	(171)%	(7)%	(36)%
Other	0%	0%	(2)%

Total	(126)%	1%	0%

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31 are as follows:

	2008	2007

Beginning uncertain tax benefits	$610	$744
Prior year — decreases	(365)	(134)
Current year — increases	56

Total	$301	$610

Included in the balance of unrecognized tax benefits at December 31, 2008, are $265 of tax benefits that, if recognized, would affect the effective tax rate.

The Company includes interest expense related to unrecognized tax benefits and penalties within income tax expense. Related to the uncertain tax benefits noted above, the Company has not accrued any interest or penalties as December 31, 2008.

The Company does not expect unrecognized tax benefits will significantly change within 12 months of the reporting date.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With a few minor exceptions based on the history of net operating losses all years are open for examination.

18.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement savings plan (the “401(k) Plan”), under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986, as amended. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and nonforfeitable. The Company may make a discretionary contribution in any year, subject to authorization by the Company’s Board of Directors. During the years ended December 31, 2008 and 2007, the Company’s contributions to the Plan were $673 and $235, respectively.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	COMMITMENTS AND CONTINGENCIES

The Company is engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment discrimination claims and challenges to the Company’s intellectual property. The Company believes that it has adequate legal defenses and believes that it is remote that the ultimate dispositions of these actions will have a material effect on the Company’s financial position, results of operations, or cash flows. There are no accruals for such claims recorded at December 31, 2008.

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

20.	RELATED PARTY TRANSACTIONS

On May 24, 2007, the Company entered into a marketing and sales agreement with PSS World Medical Shared Services (“PSS”) a shareholder of the Company. Under the terms of the agreement, the Company is required to pay PSS sales commissions based upon the estimated contract value of orders placed with PSS, which will be adjusted 15 months after the go-live date of the service to reflect actual revenue received by the Company from the customer. Subsequent commissions will be based upon a specified percentage of actual revenue generated from orders placed with PSS. The Company had the responsibility to fund $300 toward the establishment of an incentive plan for the PSS sales representatives during the first twelve months of the agreement, as well as co-sponsoring training sessions and conducting on-line education for PSS sales representatives. The term of the agreement is three years with automatic one-year renewals and can be terminated without cause by either party with 120 days notice. In the event of termination, the Company would be required to continue to pay a commission from PSS identified clients for two years, to the extent that the clients continue to use the services of the Company. The Company also has entered into another agreement with PSS in which PSS reimbursed the Company for certain sales and marketing related costs.

In 2008, the Company invested $550 in preferred stock of a newly formed company which will operate in the healthcare information and services industry. Two of the Company’s directors, are also members of the board of directors of this new corporation. On a fully diluted basis the Company owns approximately 9% interest in this entity.