Form 10-Q
period 2009-03-31
ATHENAHEALTH INC
filed 2009-05-01
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33689

athenahealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3387530

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
311 Arsenal Street,
Watertown, Massachusetts 02472
(Address of principal executive offices) (Zip Code)
617-402-1000
Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of April 29, 2009, there were 33,491,538 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2009, and December 31, 2008	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters To a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22
EX-31.1 RULE 13A-14(A) OR 15D-14 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-31.2 RULE 13A-14(A) OR 15D-14 CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-32.1 CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULES 13A-14(B) OR 15D-14(B) AND 18 U.S.C. SECTION 1350

ii

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	March	December
	31, 2009	31, 2008
Assets
Current assets:
Cash and cash equivalents	$20,527	$28,933
Short-term investments	69,553	58,061
Accounts receivable — net	22,837	23,236
Deferred tax assets	6,441	8,499
Prepaid expenses and other current assets	3,805	3,624

Total current assets	123,163	122,353
Property and equipment — net	21,399	20,871
Restricted cash	1,516	1,848
Software development costs — net	1,920	1,879
Purchased intangibles — net	1,845	1,925
Goodwill	4,887	4,887
Deferred tax assets	8,156	7,997
Other assets	646	662

Total assets	$163,532	$162,422

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,308	$2,038
Accounts payable	1,211	803
Accrued compensation	8,471	10,154
Accrued expenses	5,534	7,442
Deferred revenue	6,829	6,945
Interest rate swap liability	689	881
Current portion of deferred rent	1,139	1,144

Total current liabilities	26,181	29,407
Deferred rent, net of current portion	8,383	8,662
Debt and capital lease obligations, net of current portion	8,267	8,378

Total liabilities	42,831	46,447
Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008.	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 34,769 shares issued, and 33,491 shares outstanding at March 31, 2009; 34,645 shares issued and 33,367 shares outstanding at December 31, 2008.	348	346
Additional paid-in capital	158,748	156,303
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income	279	338
Accumulated deficit	(37,474)	(39,812)

Total stockholders’ equity	120,701	115,975

Total liabilities and stockholders’ equity	$163,532	$162,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Business services	$39,895	$27,889
Implementation and other	2,204	1,866

Total revenue	42,099	29,755

Expense:
Direct operating	18,298	12,787
Selling and marketing	6,999	4,669
Research and development	3,181	2,346
General and administrative	8,201	7,205
Depreciation and amortization	1,639	1,441

Total expense	38,318	28,448

Operating income	3,781	1,307

Other income (expense):
Interest income	402	709
Interest expense	(174)	(23)
Gain on interest rate derivative contract	192	—
Other income	36	18

Total other income	456	704

Income before income taxes	4,237	2,011
Income tax provision	(1,899)	(182)

Net income	$2,338	$1,829

Net income per share — Basic	$0.07	$0.06

Net income per share — Diluted	$0.07	$0.05

Weighted average shares used in computing net income per share
Basic	33,418	32,344
Diluted	34,814	34,786
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,338	$1,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,639	1,441
Amortization of purchased intangibles	80	—
Amortization of discounts on investments	(292)	(10)
Non-cash rent expense	657	657
Provision for uncollectible accounts	104	60
Deferred income taxes	1,899	—
Stock-based compensation expense	1,916	1,259
Gain on interest rate derivative contract	(192)	—
Changes in operating assets and liabilities:
Accounts receivable	295	(2,029)
Prepaid expenses and other current assets	(181)	329
Accounts payable	869	81
Accrued expenses	(3,592)	(204)
Deferred revenue	(116)	25
Deferred rent	(940)	(1,311)
Other long-term assets	16	(6)

Net cash provided by operating activities	4,500	2,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(449)	(251)
Purchases of property and equipment	(2,142)	(7,668)
Proceeds from sales and maturities of investments	14,500	—
Purchases of short-term investments	(25,762)	(26,465)
Payment of contingent consideration	332	—

Net cash (used in) investing activities	(13,521)	(34,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	530	64
Payments on long-term debt and capital lease obligation	(1,643)	(120)
Proceeds from long-term debt and capital lease obligation	1,803	400

Net cash provided by financing activities	690	344

Effects of exchange rate changes on cash and cash equivalent	(75)	(4)

Net (decrease) in cash and cash equivalents	(8,406)	(31,923)
Cash and cash equivalents at beginning of period	28,933	71,891

Cash and cash equivalents at end of period	$20,527	$39,968

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payable and accrued expenses	$538	$9

Supplemental disclosures of cash flow information - Cash paid for interest	$90	$36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments that are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes to a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not impact the Company’s consolidated financial position, results of operations and cash flows as we do not have any non-controlling interest in the Company’s consolidated subsidiaries.
In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not impact our consolidated financial position, results of operations, and cash flows.
3. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options and warrants. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive to earnings per share.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Net income	$2,338	$1,829

Weighted average shares used in computing basic net income per share	33,418	32,344

Net income per share — basic	$0.07	$0.06

Net income	$2,338	$1,829

Weighted average shares used in computing basic net income per share	33,418	32,344
Effect of dilutive securities	1,396	2,442

Weighted average shares used in computing diluted net income per share	34,814	34,786

Net income per share — diluted	$0.07	$0.05

The computation of diluted net income per share does not include 1,916 and 984 options for the three months ended March 31, 2009, and March 31, 2008, respectively, because their inclusion would have an antidilutive effect on net income per share.
4. COMPREHENSIVE INCOME
Comprehensive income was as follows for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Net income	$2,338	$1,829
Unrealized holding (loss) gain on available-for-sale investments	(62)	83
Foreign currency translation adjustment	3	(7)
Total comprehensive income	$2,279	$1,905

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company’s utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for comparable instruments. The fair values determined by Level 3 inputs are any assets or liabilities unobservable values which are supported by little or no market activity. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009:

	Fair Value Measurements At March 31, 2009, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$11,433	$—	$—	$11,433
Available-for-sale investments:
Commerical paper	—	25,976	—	25,976
U.S. government backed securities		43,577	—	43,577
Interest rate swap derivative contract		(689)		(689)

Total short-term investments	$11,433	$68,864	$—	$80,297

U.S. government backed securities and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative is valued using observable inputs at the reporting date.
6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The summary of outstanding debt and capital lease obligations is as follows:

	As of March 31,	As of December 31,
	2009	2008
Term loan	$6,000	$6,000
Capital lease obligations	4,575	4,416

	10,575	10,416
Less current portion of long-term debt and capital lease obligations	(2,308)	(2,038)

Long-term debt and capital lease obligations, net of current portion	$8,267	$8,378

     2008 Term and Revolving Loans — On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by up to an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, the Company borrowed a total of $6,000 under the term loan facility for general working capital purposes. The term loan has a 5 year term which is payable quarterly starting December 31, 2008, for $75 each quarter. The Company has the option to extend the loan, subject to agreement of the Bank, at the end of the 5 year term. As of March 31, 2009, there were no amounts outstanding under the revolving credit facility.
The revolving credit loan and term loan bear interest, at the Company’s option, at either (i) the financial institution’s London Interbank Offered Rate (“LIBOR”), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) the financial institution’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points for Base Rate loans and up 100 basis points for LIBOR loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company was also required to pay commitment fees and upfront fees for this Credit Facility. The interest rate as of March 31, 2009, for the term loan was 4.55%.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
The obligations of the Company and its subsidiaries under the Credit Agreement are collateralized by substantially all Company assets.
The credit agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap), bankruptcy and insolvency, inability to pay debtors, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, payments of dividends, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the credit agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement.
     Capital Lease Obligations — In June 2007, the Company entered into a $6,000 master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which are payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. At March 31, 2009 and December 31, 2008, the Company had $4,575 and $4,416, respectively, of outstanding capital leases. The interest rate implicit in the leases was 5.8%.
7. INTEREST RATE SWAP
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the disclosure provisions of SFAS 161 in the first quarter of 2009.
We are exposed to market risks arising from adverse changes in interest rates. We entered into an interest rate swap to mitigate the cash flow exposure associated with our interest payments on certain outstanding debt. All derivatives are accounted for at fair value with gains or losses reported in earnings. No derivatives have been designated as hedging instruments under SFAS 133.
Interest Rate Risk
We entered into an interest rate swap in October 2008. The swap had a notional amount of $5,850 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the September 30, 2008, issuance of the Term Loan due September 30, 2028. We pay a fixed rate of 4.55% and receive a variable rate based on one-month LIBOR.
The fair value of derivatives at March 31, 2009, is summarized in the following table.

	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Interest rate contracts
	Interest rate swap liability	$689

Total Derivatives		$689

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
The effect of derivative instruments on the consolidated statement of earnings is summarized in the following table.

	Location of Gain (Loss)	Gain Recognized in Earnings for Three
	Recognized in Earnings	Months Ended March 31, 2009
Interest rate contracts	Gain on interest rate derivative contract	$192
Derivatives are carried at fair value, as determined using standard valuation models, and adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The following is a description/summary of the derivative financial instrument we have entered into to manage the interest rate exposure:

		Initial				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	March 31, 2009

Interest rate swap — variable to fixed	Interest on Term Loan	$5,850	LIBOR plus 1%	4.55% fixed	2008	2028	$(689)
8. STOCK-BASED COMPENSATION
The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive awards, or make direct purchases of shares of the Company’s common stock. In 2007, the Board of Directors and the Company’s shareholders approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”), effective as of the close of our initial public offering, which occurred on September 25, 2007. The Board of Directors authorized 1,000 shares in addition to any shares forfeited under our 2000 Stock Option Plan. Options granted under the plan may be incentive stock options or nonqualified options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the Plan. On January 1, 2009, under the “evergreen provision” of the 2007 Stock Option Plan, an additional 1,105 shares were made available for future grant under the 2007 Stock Option Plan.
In 2007, our 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by the Company’s shareholders. A total of 500 shares of common stock have been reserved for future issuance to participating employees under the 2007 ESPP. The initial offering period under the 2007 ESPP began March 1, 2008, and each offering period is six months. The expense to the Company for the three months ended March 31, 2009, and 2008, was $97 and $19, respectively.
At March 31, 2009, and March 31, 2008, there were approximately 1,340 and 651 shares available for grant under the Company’s stock award plans.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
A summary of the status of the Company stock option plans at March 31, 2009, and the changes during the three months then ended, is presented in the table below:

		Weighted-	Weighted-Average	Aggregate
		Average Exercise	Remaining Contractual	Instrinsic
	Shares	Price	Term (in years)	Value
Outstanding — January 1, 2009	2,951	$16.02
Granted	836	$26.29
Exercised	(110)	$2.05
Forfeited	(33)	$15.85

Outstanding — at March 31, 2009	3,644	$18.81	7.9	$30,897

Exercisable — at March 31, 2009	1,699	$9.32	6.3	$27,969

Vested and expected to vest at March 31, 2009	3,364	$18.16	7.8	$30,440

The aggregate intrinsic value in the table above represents the value (the difference between the closing price for the Company’s common stock on March 31, 2009, and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.
Stock-based compensation expense for the three months ended March 31, 2009 and 2008, are as follows (no amounts were capitalized):

	Three Months ended March 31,
	2009	2008
Stock-based compensation charged to:
Direct operating	$375	$97
Selling and marketing	514	309
Research and development	243	303
General and administrative	784	550

Total	$1,916	$1,259

The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Three Months ended March 31,
	2009	2008
Risk-free interest rate	1.9% - 2.2%	2.7% - 3.4%
Expected dividend yield	0.0%	0.0%
Expected option term (years)	6.25	6.25
Expected stock volatility	49.0%	51.0%
The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.
The weighted average expected option term reflects the application of the simplified method set forth in the SEC Staff Accounting Bulletin (“SAB”) No. 107, which was issued in March 2005 and is available for options granted prior to December 31, 2007. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. In December 2007, the SEC issued SAB 110, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We have continued to utilize this methodology for the quarter ended March 31, 2009, due to the short length of time our common stock has been publicly traded. The resulting fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions.
At March 31, 2009 and 2008, there was $28,175 and $16,222, respectively, of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans. At March 31, 2009, this expense is expected to be recognized over a weighted-average period of approximately 3.2 years.
Cash received from stock option exercises during the quarters ended March 31, 2009 and 2008, was $226 and $64, respectively. The intrinsic value of the shares issued from option exercises in the quarters ended March 31, 2009 and 2008, was $3,225 and $507, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised. The weighted-average grant date fair value of options granted during the three months ended March 31, 2009, was $12.99. The weighted-average grant date fair value of options granted during the three months ended March 31, 2008, was $17.53. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.
9. INCOME TAXES
The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $1,899 and $182 for the three months ended March 31, 2009 and March 31, 2008, respectfully. The Company used an estimated annual effective tax rate of 45% and 1% to calculate the quarterly tax provision for the three months ended March 31, 2009, and March 31, 2008, respectively. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal year 2009 could be materially different from the forecasted rate.
As of March 31, 2009, the Company has uncertain tax positions of $301 of which $265 was recorded as a reduction in recognized deferred tax asset for unrecognized tax.
The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The 1999 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009, interest or penalties related to uncertain tax positions accrued by the Company was not material. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until the Company begins utilizing its net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts.
10. COMMITMENTS AND CONTINGENCIES
The Company is engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment discrimination claims and challenges to the Company’s intellectual property.
The Company’s believes that it has adequate legal defenses and that it is remote that the ultimate dispositions of these actions will have a material effect on the Company’s financial position, results of operations, or cash flows. There are no accruals for such claims recorded at March 31, 2009.
The Company services are subject to sales and use taxes in certain jurisdictions. The Company contractual agreements with its customers provide that payment of any sales or use tax assessments are the responsibility of the customer. Accordingly, the Company believes that sales and use tax assessments, if applicable, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion contains forward-looking statements, including statements regarding expected release dates of our service offerings, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008, under the heading Part I, Item 1A “Risk Factors” and any set forth below under Part II, Item 1A, “Risk Factors.” The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected.
     All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive, and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend, or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.
Overview
     athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, that automates and manages medical record-related functions for physician practices and includes an electronic medical record, or EMR, platform. ReminderCall, the newest offering from athenahealth, is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling. We plan on combining ReminderCall with test result, prescription refill, collection, and other patient communications offerings in our athenaCommunicator services suite that we expect to beta launch in 2009. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.
     For the three months ended March 31, 2009, we generated revenue of $42.1 million from the sale of our services compared to $29.8 million for the three months ended March 31, 2008. In 2008, we generated revenue of $139.6 million from the sale of our services compared to $100.8 million in 2007. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue have led to greater net profits.
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
     Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition and accounts receivable, software development costs, stock-based compensation, income taxes, goodwill and purchased intangible assets. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Financial Operations Overview
     Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle, clinical cycle, and patient cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the implementation of our services and for ongoing training and related support services. Business services accounted for approximately 95% of our total revenues for the three months ended March 31,

2009. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by the number of physician practices we serve; the number of physicians working in those physician practices; the volume of activity and related collections of those physicians, which is largely a function of the number of patients seen or procedures performed by the practice; the medical specialty in which the practice operates; the geographic location of the practice; and our contracted rates. There is moderate seasonality in the activity level of physician offices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. None of our clients accounted for more than 5% of our total revenues for the three months ended March 31, 2009, and March 31, 2008.
     Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenues as we further increase the percentage of transactions that are resolved on the first attempt. In addition, over the longer term, we expect to increase our overall level of automation and to reduce our direct operating expense as a percentage of revenues as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Starting in 2007, we include in direct operating expense the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification, and other services. We also expect these expenses to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will also be driven by increased levels of automation and economies of scale. Direct operating expense does not include allocated amounts for rent, depreciation, and amortization, except for amortization related to purchased intangible assets.
     Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We plan to continue to invest in sales and marketing by hiring additional direct sales personnel to add new clients and increase sales to our existing clients. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that in the future, sales and marketing expense will increase in absolute terms but decline over time as a percentage of revenue.
     Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of revenue as new services and more mature products require incrementally less new research and development investment. For our revenue-cycle-related application development, we expense nearly all of the development costs as we are at the operational stage of the development cycle. For our clinical-cycle-related application development, we capitalized nearly all of our research and development costs during the three months ended March 31, 2009, and March 31, 2008, which capitalized costs represented approximately 14% and 11%, respectively, of our total research and development expenditures during those periods. These capitalized expenditures began to amortize in 2008, when we began to implement our services to clients who are not part of our beta-testing program.
     General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance; as well as software license fees; outside professional fees for accountants, lawyers, and consultants; and compensation for temporary employees. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth and incur additional expense related to being a publicly traded company. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of overall revenues.
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
     Other Income (Expense). Interest expense consists primarily of interest costs related to our former working capital line of credit, our equipment-related term leases, our term loan and revolving loans under our credit facility, and our subordinated term loan, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents, and investments. The gain on the interest rate derivative contract represents the change in the fair market value of a derivative instrument that is not designated a hedge under FAS 133. Although this derivative has not been designated for hedge accounting, we believe that such instrument is correlated with the underlying cash flow exposure related to variability in interest rate movements on our term loan.
Results of Operations
Comparison of the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	Amount	Amount	Change
	2009	2008	Amount	Percent
	(in thousands)
Business services	$39,895	$27,889	$12,006	43%
Implementation and other	2,204	1,866	338	18%

Total	$42,099	$29,755	$12,344	41%

     Revenue. Total revenue for the three months ended March 31, 2009, was $42.1 million, an increase of $12.3 million, or 41%, over revenue of $29.8 million for the three months ended March 31, 2008. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended March 31, 2009, was $39.9 million, an increase of $12.0 million, or 43%, over revenue of $27.9 million for the three months ended March 31, 2008. This increase was primarily due to the growth in the number of physicians and providers using our services. The number of physicians using our services at March 31, 2009, was 13,196, a net increase of 3,386 or 35%, from 9,810 physicians at March 31, 2008. The number of active medical providers using our services at March 31, 2009, was 19,739, a net increase of 7,016 or 55%, from 12,723 active medical providers at March 31, 2008. Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed for the three months ended March 31, 2009, was $1,086 million, an increase of $289 million, or 36%, over posted collections of $797 million for the three months ended March 31, 2008.
     Implementation and Other Revenue. Revenue from implementations and other sources was $2.2 million for the three months ended March 31, 2009, an increase of $0.3 million, or 18%, over revenue of $1.9 million for the three months ended March 31, 2008. This increase was driven by new client implementations and increased professional services for our larger client base. As of March 31, 2009, the numbers of accounts live on our revenue cycle management service, athenaCollector, increased by 353 accounts since March 31, 2008. As of March 31, 2009, the number of accounts live on our clinical cycle management service, athenaClinicals, increased by 69 accounts since March 31, 2008. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Three Months Ended March 31,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating costs	$18,298	$12,787	$5,511	43%
     Direct Operating Costs. Direct operating expense for the three months ended March 31, 2009, was $18.3 million, an increase of $5.5 million, or 43%, over costs of $12.8 million for the three months ended March 31, 2008. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the three months ended March 31, 2009, was $1,086 million, an increase of $289 million, or 36%, over posted collections of $797 million for the three months ended March 31, 2008. Direct operating employee-related costs increased $3.0 million from the three months ended March 31, 2008, to the three months ended March 31, 2009. This increase is primarily due to the 42% increase in headcount since March 31, 2008. We increased the professional services headcount in order to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the three months ended March 31, 2009, direct operating expense includes less than $0.1 million of amortization of purchased intangibles expense related to the purchase of certain assets from MedicalMessaging in September 2008. Accordingly, no amounts were expensed in the three months ended March 31, 2008. Stock compensation expense also increased $0.3 million from the three months ended March 31, 2008, to the three months ended March 31, 2009.

	Three Months Ended March 31,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$6,999	$4,669	$2,330	50%
Research and development	3,181	2,346	835	36%
General and administrative	8,201	7,205	996	14%
Depreciation and amortization	1,639	1,441	198	14%

Total	$20,020	$15,661	$4,359	28%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended March 31, 2009, was $7.0 million, an increase of $2.3 million, or 50%, over costs of $4.7 million for the three months ended March 31, 2008. This increase was primarily due to increases in stock compensation expense of $0.2 million, an increase in employee-related costs and sales commission of $1.3 million due to an increase in headcount, $0.2 million increase in travel related expenses and $0.6 million in other marketing related expenses. Our marketing and sales headcount increased by 32% since March 31, 2008, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the three months ended March 31, 2009, was $3.2 million, an increase of 36%, over research and development expense of $2.3 million for the three months ended March 31, 2008. This increase was primarily due to a $0.7 million increase in employee-related costs due to an increase in headcount and a $0.1 million increase in consulting related expenses. Our research and development headcount increased 39% since March 31, 2008, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended March 31, 2009, was $8.2 million, an increase of $1.0 million, or 14%, over general and administrative expenses of $7.2 million for the three months ended March 31, 2008. This increase was primarily due to a $1.0 million increase in employee-related costs due to an increase in headcount. Our general and administrative headcount increased by 39% since March 31, 2008, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2009, was $1.6 million, an increase of $0.2 million, or 14%, over depreciation and amortization expense of $1.4 million for the three months ended March 31, 2008. This was primarily due to higher depreciation from fixed asset expenditures in 2008.
     Other Income (Expense). Interest income for the three months ended March 31, 2009, was $0.4 million, a decrease of $0.3 million from interest income of $0.7 million for the three months ended March 31, 2008. The decrease was directly related to the lower interest rates during 2009. Interest expense for the three months ended March 31, 2009, was $0.2 million, an increase from interest expense of less than $0.1 million for the three months ended March 31, 2008. The increase is related to an increase in bank debt and in capital lease obligations since March 31, 2008. The gain on interest rate derivative for the three months ended March 31, 2009, was $0.2 million, which was the result of the change in the fair market value of a derivative instrument that was not designated a hedge under FAS 133. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
     Income Tax Provision. We recorded a provision for income taxes for the three months ended March 31, 2009, of approximately $1.9 million compared to $0.2 million for the three months ended March 31, 2008. We have provided income tax expense for the three months ended March 31, 2009, and 2008, using the expected effective tax rate for the entire year of 45% and 1%, respectively. The increase is due to the fact that we were maintaining a full valuation on our deferred tax assets prior to December 31, 2008, at which time the valuation allowance was reversed.
Liquidity and Capital Resources
     Although we have historically funded our operations through the private and public sale of $131.9 million in equity securities, as well as through long-term debt, working capital, and equipment-financing loans, our recent growth has been sustained by our continued profitability since the third quarter of 2007. As of March 31, 2009, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $90.1 million. Our total indebtedness was $10.6 million at March 31, 2009, and was comprised of capital lease obligations of $4.6 million and a term loan of $6.0 million.
     Cash provided by operating activities during the three months ended March 31, 2009, was $4.5 million and consisted of net income of $2.3 million and $4.0 million utilized by working capital and other activities. Cash provided by operating activities included non-cash charges of $1.6 million related to depreciation and amortization expense, a $1.9 million stock-based compensation expense, a $1.9 million deferred tax assets, a $0.7 million rent expense, and $0.1 million for a provision for uncollectible accounts. Non-cash credits related to amortization of discounts on investments of $0.3 million and a $0.2 million gain on interest rate derivative. Cash used by working capital and other activities was primarily attributable to a $0.9 million increase in accounts payable and $0.3 million increase in accounts receivable offset by $3.6 million decrease in accrued expense, a $0.9 million decrease in deferred rent, a $0.2 million decrease in prepaid expenses and other current assets, and a $0.1 million decrease in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
     Cash provided by operating activities during the three months ended March 31, 2008, was $2.1 million and consisted of a net income of $1.8 million and $3.1 million utilized for working capital and other activities, offset by non-cash charges of $1.4 million related to depreciation and amortization expense, a $1.3 million in stock-based compensation expense, and $0.7 million of rent expense. Cash used for working capital and other activities was primarily attributable to a $0.2 million decrease in accrued expense, a $1.3 million decrease in deferred rent, a $2.0 million increase in accounts receivable, a $0.3 million decrease in prepaid expenses and other current assets, and a $0.1 million increase in accounts payable. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
     Net cash used by investing activities was $13.5 million for the three months ended March 31, 2009, which consisted of purchases of investments of $25.8 million, purchases of property and equipment of $2.1 million, and expenditures for internal development of the athenaClinicals application of $0.4 million. This is offset in part by a $0.3 million decrease in restricted cash and $14.5 million in proceeds from the maturity of investments.
     Net cash used by investing activities was $34.4 million for the three months ended March 31, 2008, which consisted of purchases of investments of $26.5 million; purchases of property and equipment of $7.7 million; and expenditures for internal development of the athenaClinicals application of $0.3 million.
     Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2009. The majority of the cash provided in the period resulted from the $1.8 million in draws on our capital lease line, offset by $1.6 million in payments on debt. The remaining portion relates to proceeds from the exercise of stock options and common stock warrants and proceeds from our employee stock purchase plan during the period totaling $0.5 million.
     Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2008. The majority of the cash provided in the period resulted from the $0.4 million in draws on our equipment line, offset by $0.1 million in payments on debt. The remaining portion relates to proceeds from the exercise of stock options during the period.
     Given our profitability over the past years and our current cash and cash equivalents, short-term investments, accounts receivable, and funds available under our existing revolving credit facility with Bank of America, N.A., we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least the next twelve months. We may increase our capital expenditures consistent with our anticipated growth in infrastructure and personnel, and as we expand our national presence. In addition, we may pursue acquisitions or investments in complementary businesses or technologies or experience unexpected operating losses, in which case we may need to raise additional funds sooner than expected. Accordingly, we may need to engage in private or public equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Beyond the twelve-month period, we intend to maintain sufficient liquidity through continued improvements in the size and profitability of our business and through prudent management of our cash resources and our credit arrangements.
     We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing, and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For electronic medical records (“EMR”) component of athenaNet, which is the platform for our athenaClinicals offering, we capitalize nearly all software development. In the three months ended March 31, 2009, we capitalized $2.1 million in property and equipment and $0.4 million in software development. In the three months ended March 31, 2008, we capitalized $7.7 million of property and equipment and $0.3 million of software development. We anticipate making aggregate capital expenditures of approximately $12.3 million over the next twelve months.

Credit Facilities
Term and Revolving Loans
          On September 30, 2008, we entered into a credit agreement with Bank of America, N.A. This credit agreement consists of a revolving credit facility in the amount of $15.0 million and a term loan facility in the amount of $6.0 million. The revolving credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions and includes a $10.0 million sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, we borrowed a total of $6.0 million under the term loan facility for general working capital purposes. As of March 31, 2009, there were no amounts outstanding under the revolving credit facility.
          The revolving credit loans and term loans bear interest, at our option, at either (i) the British Bankers Association London Interbank Offered Rate (known as LIBOR), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate. For term loans, these rates are adjusted up 100 basis points for LIBOR loans and down 100 basis points for all other loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on our consolidated leverage ratio, as defined in the credit agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for all other loans. A default rate applies on all obligations in the event of a default under the credit agreement at an annual rate equal to 2% above the applicable interest rate. We were also required to pay other customary commitment fees and upfront fees for this credit facility. The interest rate as of March 31, 2009, for the term loan and for the revolving credit facility was 4.55%.
          Our obligations under the credit agreement and all related documents are collateralized by a security interest in our personal and fixture property, instruments, documents, chattel paper, deposit accounts, claims, investment property, contract rights, general intangibles, and certain intellectual property rights. As additional security, we have granted to Bank of America, N.A. a mortgage, assignment of rents, and security interest in fixtures relating to our property in Belfast, Maine, and pledged all stock of any domestic subsidiary that may be formed or acquired. If we acquire or form any United States subsidiary, that subsidiary shall be required to provide a joint and several guaranty of all of our obligations under the credit agreement as primary obligor.
          The credit agreement contains customary default provisions, including, without limitation, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap with Bank of America, N.A.), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the credit agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement. The credit agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures. As of March 31, 2009, we were in compliance with our covenants under the credit agreement.
Capital Leases
     As of March 31, 2009, there was a total of $4.6 million in aggregate principal amount outstanding under a series of capital leases with one financing company. The implicit rate in the leases are 5.6% per annum, and they are payable on a monthly basis through March 2012.
Off-Balance Sheet Arrangements
     As of March 31, 2009, and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

The summary of outstanding contractual obligations as of March 31, 2009, is as follows:

	Payments Due by Period
		Less than 1			After 5
	Total	year	1-3 years	3-5 years	years	Other

Long-term debt	$6,000	$450	$600	$4,950	$—	$—
Capital lease obligations	4,575	1,858	2,717	—	—	—
Operating lease obligations	33,312	4,895	9,824	10,384	8,209	—
Derivative	689	—	—	—	689	—
Other	301	—	—	—	—	301

Total	$44,877	$7,203	$13,141	$15,334	$8,898	$301

     These amounts exclude interest payments of $0.3 million that are due in the next three years on capital lease obligations.
     These amounts exclude interest payments of $1.3 million that are due in the next five years on our long-term debt.
     The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, corporate headquarters; our Rome, Georgia offices; and our Chennai, India subsidiary location.
     Other amount consists of uncertain tax benefits. We have not utilized these credits, nor do we have an expectation of when these credits would be challenged. As of March 31, 2009, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service provider Vision Business Process Solutions, Inc. for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three months ended March 31, 2009, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $90.1 million at March 31, 2009. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     Interest Rate Risk. As of March 31, 2009, we had long-term debt and capital lease obligations totaling $10.6 million, which have both variable and fixed interest rate components. We have entered into an interest rate swap intended to mitigate variability in interest rate movements on our term loan. The swap has an amortizing notional amount over the swap agreement. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.
     The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at March 31, 2009.

		Initial				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	March 31, 2009
Interest rate swap — variable to fixed	Interest on Term Loan	$5,850	LIBOR plus 1%	4.55% fixed	2008	2028	$(689)
     At March 31, 2009, there were no amounts outstanding under the revolving credit facility; however, we can draw up to $15.0 million under this line of credit at any time. At March 31, 2009, there was $6.0 million outstanding on the term loan . If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2009 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
     There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations, or financial condition.
Item 1A. Risk Factors.
     During the three months ended March 31, 2009, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Default Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
     (a) Exhibits.

Exhibit
No.	Exhibit Index

31.1**	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2**	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

athenahealth, Inc.
By:	/S/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/S/ Carl B. Byers
Carl B. Byers
Chief Financial Officer, Senior Vice President, and Treasurer

Date: May 1, 2009