Form 10-Q
period 2009-06-30
ATHENAHEALTH INC
filed 2009-08-06
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code 617-402-1000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2009, there were 33,585,554 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at June 30, 2009, and December 31, 2008	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	2
Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2009 and 2008	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	23

SIGNATURES	25
Index to Exhibits

ii
Ex-10.2 Deed of Leave by and Between Athenahealth Technology Private Limited and M/S RMZ Infotech Private Limited dated as of April 28, 2009
Ex-10.3 Schedule Number 3003078500 v. 1.0 for Professional services Governed by the Master Agreement for U.S. Availability Services between SunGard Availability Services LP and athenahealth, Inc.
Ex-31.1 Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
Ex-31.2 Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
Ex-32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	June	December
	30,2009	31,2008
Assets
Current assets:
Cash and cash equivalents	$23,320	$28,933
Short-term investments	72,984	58,061
Accounts receivable — net	23,680	23,236
Deferred tax assets	5,844	8,499
Prepaid expenses and other current assets	4,517	3,624

Total current assets	130,345	122,353

Property and equipment — net	22,420	20,871
Restricted cash	1,516	1,848
Software development costs — net	2,054	1,879
Purchased intangibles — net	1,766	1,925
Goodwill	5,018	4,887
Deferred tax assets	8,061	7,997
Other assets	630	662

Total assets	$171,810	$162,422

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,684	$2,038
Accounts payable	642	803
Accrued compensation	10,065	10,154
Accrued expenses	5,834	7,442
Deferred revenue	7,104	6,945
Interest rate derivative liability	381	881
Current portion of deferred rent	1,135	1,144

Total current liabilities	27,845	29,407
Deferred rent, net of current portion	8,128	8,662
Debt and capital lease obligations, net of current portion	8,779	8,378

Total liabilities	44,752	46,447

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 34,837 shares issued, and 33,556 shares outstanding at June 30, 2009; 34,645 shares issued and 33,367 shares outstanding at December 31, 2008.	349	346
Additional paid-in capital	162,221	156,303
Treasury stock, at cost	(1,200)	(1,200)
Accumulated other comprehensive income	133	338
Accumulated deficit	(34,445)	(39,812)

Total stockholders’ equity	127,058	115,975

Total liabilities and stockholders’ equity	$171,810	$162,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Business services	$44,429	$31,190	$84,324	$59,079
Implementation and other	2,290	1,783	4,494	3,649

Total revenue	46,719	32,973	88,818	62,728

Expense:
Direct operating	19,160	14,076	37,458	26,863
Selling and marketing	8,888	5,364	15,887	10,033
Research and development	3,439	2,596	6,620	4,942
General and administrative	8,394	6,580	16,595	13,785
Depreciation and amortization	1,798	1,589	3,437	3,030

Total expense	41,679	30,205	79,997	58,653

Operating income	5,040	2,768	8,821	4,075

Other income (expense):
Interest income	320	396	722	1,105
Interest expense	(283)	(105)	(457)	(128)
Gain on interest rate derivative contract	308	—	500	—
Other income	79	31	115	49

Total other income	424	322	880	1,026

Income before income taxes	5,464	3,090	9,701	5,101
Income tax provision	(2,435)	(311)	(4,334)	(493)

Net income	$3,029	$2,779	$5,367	$4,608

Net income per share — Basic	$0.09	$0.09	$0.16	$0.14

Net income per share — Diluted	$0.09	$0.08	$0.15	$0.13

Weighted average shares used in computing net income per share:
Basic	33,527	32,485	33,472	32,414
Diluted	34,822	34,730	34,818	34,758
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,367	$4,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,596	3,030
Amortization of discounts on investments	(442)	(221)
Provision for uncollectible accounts	168	214
Deferred income taxes	3,937	—
Excess tax benefit from stock-based awards	(1,231)	—
Gain on interest rate derivative contract	(500)	—
Stock compensation expense	3,992	2,401
Loss on disposal of property and equipment	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(612)	(3,466)
Prepaid expenses and other current assets	(1,289)	385
Accounts payable	800	34
Accrued expenses	(1,431)	3,737
Deferred revenue	159	872
Deferred rent	(543)	(887)
Other long-term assets	32	9

Net cash from operating activities	12,003	10,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(1,060)	(602)
Purchases of property and equipment	(5,061)	(9,622)
Proceeds from sales and maturities of investments	37,000	—
Purchases of short-term investments	(51,770)	(49,154)
Proceeds from sales of equipment	—	12
Purchases of investment in unconsolidated company	—	(250)
Decrease in restricted cash	332	—

Net cash (from) investing activities	(20,559)	(59,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	697	698
Payments on long-term debt and capital lease obligations	(2,319)	(271)
Proceeds from long-term debt and capital lease obligations	3,366	1,214
Excess tax benefit from stock-based awards	1,231	—

Net cash from financing activities	2,975	1,641

Effects of exchange rate changes on cash and cash equivalents	(32)	(22)

Net (decrease) in cash and cash equivalents	(5,613)	(47,289)
Cash and cash equivalents at beginning of period	28,933	71,891

Cash and cash equivalents at end of period	$23,320	$24,602

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payables and accrued expenses	$37	$7

Supplemental disclosures of cash flow information - Cash paid for interest	$317	$133

Supplemental disclosures of cash flow information - Cash paid for taxes	$514	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments that are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
     In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated to the date of issuance of these financial statements on August 6, 2009. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 was effective on January 1, 2009. The adoption of EITF 07-5 did not impact our consolidated financial position, results of operations, and cash flows.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is for interim periods ending after June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP FAS 107-1 and APB 28-1 did not materially impact our consolidated financial position, results of operations, or cash flows, the Company is now required to provide additional disclosures, which are included in Note 6.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 as of June 30, 2009.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when an asset or liability experienced a significant decrease in volume and activity in relation to their normal market activity. Additionally, this FSP provides guidance on identifying circumstances that may indicate if a transaction is not orderly. Retrospective application of this FSP to a prior interim or annual reporting period is not permitted. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP revises guidance for determining how and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. This FSP also expands and increases the frequency of disclosures related to other-than-temporary impairments of both athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
debt and equity securities. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
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
     The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2009	2008	2009	2008

Net income	$3,029	$2,779	$5,367	$4,608

Weighted average shares used in computing basic net income per share	33,527	32,485	33,472	32,414

Net income per share — basic	$0.09	$0.09	$0.16	$0.14

Net income	$3,029	$2,779	$5,367	$4,608

Weighted average shares used in computing basic net income per share	33,527	32,485	33,472	32,414
Effect of dilutive securities	1,295	2,245	1,346	2,344

Weighted average shares used in computing diluted net income per share	34,822	34,730	34,818	34,758

Net income per share — diluted	$0.09	$0.08	$0.15	$0.13

     The computation of diluted net income per share does not include 2,120 options for the three and six months ended June 30, 2009, because their inclusion would have an antidilutive effect on net income per share. The computation of diluted net income per share does not include 1,174 options for the three and six months ended June 30, 2008, because their inclusion would have an antidilutive effect on net income per share.
4. COMPREHENSIVE INCOME
     Comprehensive income was as follows for the periods indicated:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2009	2008	2009	2008
Net income	$3,029	$2,779	$5,367	$4,608
Unrealized holding (loss) gain on available-for-sale investments, net of tax	(114)	(12)	(175)	71
Foreign currency translation adjustment, net of tax	(34)	(15)	(30)	(23)

Total comprehensive income	$2,881	$2,752	$5,162	$4,656

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
     At June 30, 2009 and December 31, 2008, the carrying amounts of cash and cash equivalents, restricted cash, investments, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of their short term nature of these financial instruments or because they are carried at fair value in the case of marketable securities or derivatives. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at June 30, 2009 and December 31, 2008 are money market fund investments of $10,920 and $23,610 which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs under SFAS No. 157, “Fair Value Measurements.”
     The carrying amounts of the Company’s debt obligations approximate fair value based upon our best estimate of interest rates that would be available to the Company for similar debt obligations. The estimated fair value of our long-term debt was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company’s utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for comparable instruments. The fair values determined by Level 3 inputs are any assets or liabilities unobservable values which are supported by little or no market activity. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009:

	Fair Value Measurements At June 30, 2009, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,920	$—	$—	$10,920
Available-for-sale investments:
Commerical paper	—	19,988	—	19,988
U.S. government backed securities	—	52,996	—	52,996
Interest rate swap derivative contract	—	(381)	—	(381)

Total short-term investments	$10,920	$72,603	$—	$83,523

     U.S. government backed securities and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative is valued using observable inputs at the reporting date.
6. INVESTMENTS
     The summary of available-for-sale securities at June 30, 2009, is as follows:

		Gross Unrealized
	Amortized Cost	Gains	Fair Value
Commercial paper	$19,887	$101	$19,988
U.S. government backed securities	52,910	86	52,996

Total	72,797	187	72,984

     The summary of available-for-sale securities at December 31, 2008, is as follows:

		Gross Unrealized
	Amortized Cost	Gains	Fair Value
Commercial paper	$16,487	$88	$16,575
U.S. government backed securities	41,098	388	41,486

Total	57,585	476	58,061

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     Scheduled maturity dates of U.S. government backed securities and commercial paper as of June 30, 2009, were within one year and therefore investments were classified as short-term. There were no realized gains and losses on sales of these investments for the periods presented. Unrealized gains and losses are included in other accumulated comprehensive income net of tax.
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The summary of outstanding debt and capital lease obligations is as follows:

	As of June 30,	As of December 31,
	2009	2008
Term loan	$5,775	$6,000
Capital lease obligation	5,688	4,416

	11,463	10,416
Less current portion of long-term debt and capital lease obligations	(2,684)	(2,038)

Long-term debt and capital lease obligations, net of current portion	$8,779	$8,378

     2008 Term and Revolving Loans – On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by up to an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, the Company borrowed a total of $6,000 under the term loan facility for general working capital purposes. The term loan has a 5 year term which is payable quarterly starting December 31, 2008, for $75 each quarter. As of June 30, 2009, there were no amounts outstanding under the revolving credit facility.
     The interest rate on any borrowings under the revolving credit loan is variable as described in the Credit Agreement. The interest on the term rate loan is 4.55%. Interest is payable quarterly. The obligations of the Company and its subsidiaries under the Credit Agreement are collateralized by substantially all assets of the Company and its Affiliates.
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
     Capital Lease Obligations – In June 2007, the Company entered into a $6,000 master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which is payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. At June 30, 2009 and December 31, 2008, the Company had $5,688 and $4,416, respectively, of outstanding capital leases. The interest rate implicit in the leases was 5.8%.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
8. INTEREST RATE DERIVATIVE
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
     The fair value of derivatives at June 30, 2009, is summarized in the following table. No derivatives have been designated as hedging instruments under SFAS 133.
Derivatives not designated as hedging instruments under SFAS 133:

	Liability Derivatives
	Balance Sheet Location	Fair Value
Interest rate contracts
	Interest rate derivative liability	$381

Total Derivatives		$381

     The effect of derivative instruments on the consolidated statement of earnings is summarized in the following table.
Derivatives not designated as hedging instruments under SFAS 133:

		Gain Recognized in	Gain Recognized in
		Earnings for Three	Earnings for Six
	Location of Gain (Loss)	Months Ended June 30,	Months Ended June
	Recognized in Earnings	2009	30, 2009
Interest rate contracts	Gain on interest rate derivative contract	$308	$500
     Derivatives are carried at fair value, as determined using standard valuation models, and adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The following is a description/summary of the derivative financial instrument we have entered into to manage the interest rate exposure:

		Initial				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	June 30, 2009

Interest rate derivative - variable to fixed	Interest on Term Loan	$5,850	LIBOR plus 1%	4.55% fixed	2008	2028	$(381)
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
     In 2007, our 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by the Company’s shareholders. A total of 500 shares of common stock have been reserved for future issuance to participating employees under the 2007 ESPP. The initial offering period under the 2007 ESPP began March 1, 2008, and each offering period is six months. The expense to the Company for the three months ended June 30, 2009 and 2008, was $106 and $53, respectively. The expense to the Company for the six months ended June 30, 2009 and 2008 was $203 and $70, respectively.
     At June 30, 2009 and 2008, there were approximately 847 and 496 shares available for grant under the Company’s stock award plans.
     A summary of the status of the Company stock option plans at June 30, 2009, and the changes during the six months then ended, is presented in the table below:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining Contractual	Instrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding — January 1, 2009	2,951	$16.02
Granted	863	$26.31
Exercised	(178)	$2.17
Forfeited	(42)	$18.31

Outstanding — at June 30, 2009	3,594	$19.21	7.8	$63,988

Exercisable — at June 30, 2009	1,708	$10.25	6.3	$45,709

Vested and expected to vest at June 30, 2009	3,332	$18.59	7.7	$61,376

     The aggregate intrinsic value in the table above represents the value (the difference between the closing price for the Company’s common stock on June 30, 2009, and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.
     Stock-based compensation expense for the three and six months ended June 30, 2009 and 2008, are as follows (no amounts were capitalized):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Stock-based compensation charged to:
Direct operating	$400	$195	$775	$292
Selling and marketing	529	339	1,043	648
Research and development	251	197	494	500
General and administrative	896	411	1,680	961

Total	$2,076	$1,142	$3,992	$2,401

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.9% to 2.9%	2.8% to 3.4%	1.9% to 2.9%	2.7% to 3.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (years)	6.25	6.25	6.25	6.25
Expected stock volatility	48%	49% to 54%	48% to 49%	49% to 54%
     The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.
     The weighted average expected option term reflects the application of the simplified method set forth in the SEC Staff Accounting Bulletin (“SAB”) No. 107, which was issued in March 2005 and is available for options granted prior to December 31, 2007. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. In December 2007, the SEC issued SAB 110, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We have continued to utilize this methodology for the quarter ended June 30, 2009, due to the short length of time our common stock has been publicly traded. The resulting fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions.
     At June 30, 2009 and 2008, there was $26,131 and $17,659, respectively, of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans. At June 30, 2009, this expense is expected to be recognized over a weighted-average period of approximately 3.0 years.
     Cash received from stock option exercises during the three months ended June 30, 2009 and 2008, was $160 and $634, respectively. The intrinsic value of the shares issued from option exercises in the three months ended June 30, 2009 and 2008, was $2,188 and $9,756, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised. The weighted-average grant date fair value of options granted during the three months ended June 30, 2009 and 2008, was $13.28 and $15.11, respectively.
     Cash received from stock option exercises during the six months ended June 30, 2009 and 2008, was $386 and $697, respectively. The intrinsic value of the shares issued from option exercises in the six months ended June 30, 2009 and 2008, was $5,639 and $10,266, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised. The weighted-average grant date fair value of options granted during the six months ended June 30, 2009 and 2008, was $13.02 and $16.95, respectively. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.
10. INCOME TAXES
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $4,334 and $493 for the six months ended June 30, 2009 and June 30, 2008, respectfully. The Company’s provision for income taxes was $2,435 and $311 for the three months ended June 30, 2009 and June 30, 2008, respectfully. The Company used an estimated annual tax rate of 45% and 1% to calculate the quarterly tax provision for the six months ended June 30, 2009 and 2008, respectively. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal year 2009 could be materially different from the forecasted rate.
     As of June 30, 2009 the Company has an unrecognized tax benefit of $301 of which $265 is recorded as a reduction in recognized deferred tax asset.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009, interest or penalties related to uncertain tax positions accrued by the Company was not material. The Company files U.S. state and foreign income returns in jurisdictions with varying statutes of limitation. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until the Company begins utilizing its net operating losses as the IRS has the ability to adjust the amount of a net operating loss utilized on an income tax return. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts.
11. COMMITMENTS AND CONTINGENCIES
     A complaint was filed by NetDeposit, LLC, a wholly-owned subsidiary of Zions Bancorporation, naming the Company and several other defendents in a patent infringement case (NetDeposit, LLC v. Allegiance MD Software, Inc. et al, Civil Action No. 1:2009-cv-00520-UNA, United States District Court for the District of Delaware). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” and it seeks an injunction enjoining infringement, treble damages, and attorneys’ fees. At this time we have not been served with process in connection with this case. We believe that we have meritorious defenses to the complaint and will contest the claims vigorously.
     In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
12. GOODWILL
     During the second quarter the Company paid $131 to the former owners of Crest Line Technologies, Inc. (d.b.a. Medical Messaging.net) for working capital adjustments. The excess purchase price over the assigned values was recorded as goodwill.
     The changes in the carrying amount of goodwill for the period ended June 30, 2009 from December 31, 2008 are as follows:

Balance at December 31, 2008	$4,887
Working Capital Adjustment	131
Balance at June 30, 2009	$5,018

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
Overview
     athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, that automates and manages medical record-related functions for physician practices and includes an electronic health record, or EHR, platform. ReminderCall, the newest offering from athenahealth, is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling. We plan on combining ReminderCall with test result, prescription refill, collection, and other patient communications offerings in our athenaCommunicator services suite. During the second quarter of 2009, we launched the initial beta customers on our athenaCommunicator service. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.
     For the six months ended June 30, 2009, we generated revenue of $88.8 million from the sale of our services compared to $62.7 million for the six months ended June 30, 2008. For the three months ended June 30, 2009, we generated revenue of $46.7 million from the sale of our services compared to $33.0 million for the three months ended June 30, 2008. In 2008, we generated revenue of $139.6 million from the sale of our services compared to $100.8 million in 2007. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue have led to greater net profits.
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
Financial Operations Overview
     Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle, clinical cycle, and patient cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the implementation of our services and for ongoing training and related support services. Business services accounted for approximately 95% of our total revenues for the three and six months ended June 30, 2009. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by the number of physician practices we serve; the number of physicians and medical providers working in those physician practices; the volume of activity and related collections of those physicians and medical providers, which is largely a function of the number of patients seen or procedures performed by the practice; the average claim size of the practice; the medical specialty in which the practice operates; the geographic location of the practice; and our contracted rates. There is moderate seasonality in the activity level of physician offices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. None of our clients accounted for more than 5% of our total revenues for the three and six months ended June 30, 2009, and June 30, 2008.
     Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implements new clients. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenues as we further increase the percentage of transactions that are resolved on the first attempt. In addition, over the longer term, we expect to increase our overall level of automation and to reduce our direct operating expense as a percentage of revenues as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Starting in 2007, we include in direct operating expense the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification, and other services. We also expect these expenses to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will also be driven by increased levels of automation and economies of scale. Direct operating expense does not include allocated amounts for rent, depreciation, and amortization, except for amortization related to purchased intangible assets.
     Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives), external partner commissions, and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We plan to continue to invest in sales and marketing by hiring additional direct sales personnel to add new clients and increase sales to our existing clients. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that in the future, sales and marketing expense will increase in absolute terms but decline over time as a percentage of revenue.

     Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of revenue as new services and more mature products require incrementally less new research and development investment. For our revenue-cycle-related application development, we expense nearly all of the development costs as we are at the operational stage of the development cycle. For our clinical-cycle-related application development, we capitalized nearly all of our research and development costs during the six months ended June 30, 2009, and June 30, 2008, which capitalized costs represented approximately 16% and 11%, respectively, of our total research and development expenditures during those periods. These capitalized expenditures began to amortize in 2008, when we began to implement our services to clients who were not part of our beta-testing program.
     General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance premiums; software license fees; outside professional fees for accountants, lawyers, and consultants; and compensation for temporary employees. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth and incur additional expense related to being a publicly traded company. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of overall revenues.
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
     Income Taxes. We are subject to federal and various state income taxes in the United States, and we use estimates in determining our tax provision and related deferred tax assets. At December 31, 2008, our deferred tax assets consisted primarily of federal and state net operating loss carry forwards, research and development credit carry forwards, and temporary differences between the book and tax bases of certain assets and liabilities.
     We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2008 the Company released the entire valuation allowance against our deferred tax assets.
Results of Operations
     Comparison of the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	Amount	Amount	Change
	2009	2008	Amount	Percent
	(in thousands)
Business services	$84,324	$59,079	$25,245	43%
Implementation and other	4,494	3,649	845	23%

Total	$88,818	$62,728	$26,090	42%

     Revenue. Total revenue for the six months ended June 30, 2009, was $88.8 million, an increase of $26.1 million, or 42%, over revenue of $62.7 million for the six months ended June 30, 2008. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the six months ended June 30, 2009, was $84.3 million, an increase of $25.2 million, or 43%, over revenue of $59.1 million for the six months ended June 30, 2008. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The number of physicians using our services at June 30, 2009, was 13,591, a net increase of 3,235 or 31%, from 10,356 physicians at June 30, 2008. The number of active medical providers using our services at June 30, 2009, was 20,323, a net increase of 6,769 or 50%, from 13,554 active medical providers at June 30, 2008. Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the six months ended June 30, 2009, was $2,295 million, an increase of $613 million, or 36%, over posted collections of $1,682 million for the six months ended June 30, 2008.
     Implementation and Other Revenue. Revenue from implementations and other sources was $4.5 million for the six months ended June 30, 2009, an increase of $0.8 million, or 23%, over revenue of $3.6 million for the six months ended June 30, 2008. This increase was driven by new client implementations and increased professional services for our larger client base. As of June 30, 2009, the numbers of accounts live on our revenue cycle management service, athenaCollector, increased by 358 accounts since June 30, 2008. As of June 30, 2009, the number of accounts live on our clinical cycle management service, athenaClinicals, increased by 90 accounts since June 30, 2008. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Six Months Ended June 30,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating costs	$37,458	$26,863	$10,595	39%
     Direct Operating Costs. Direct operating expense for the six months ended June 30, 2009, was $37.5 million, an increase of $10.6 million, or 39%, over costs of $26.9 million for the six months ended June 30, 2008. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the six months ended June 30, 2009, was $2,295 million, an increase of $613 million, or 36%, over posted collections of $1,682 million for the six months ended June 30, 2008. Direct operating employee-related costs increased $6.0 million from the six months ended June 30, 2008, to the six months ended June 30, 2009. This increase is primarily due to the 32% increase in headcount since June 30, 2008. We increased the professional services headcount as part to our redesign of our client services organization and in order to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the six months ended June 30, 2009, direct operating expense includes less than $0.2 million of amortization of purchased intangibles expense related to the purchase of certain assets from Crest Line Technologies, LLC d/b/a MedicalMessaging.net (“MedicalMessaging”) in September 2008. Accordingly, no amounts were expensed in the six months ended June 30, 2009. Stock compensation expense also increased $0.5 million from the six months ended June 30, 2008, to the six months ended June 30, 2009.

	Six Months Ended June 30,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$15,887	$10,033	$5,854	58%
Research and development	6,620	4,942	1,678	34%
General and administrative	16,595	13,785	2,810	20%
Depreciation and amortization	3,437	3,030	407	13%

Total	$42,539	$31,790	$10,749	34%

     Selling and Marketing Expense. Selling and marketing expense for the six months ended June 30, 2009, was $15.9 million, an increase of $5.9 million, or 58%, over costs of $10.0 million for the six months ended June 30, 2008. This increase was primarily due to increases in stock compensation expense of $0.4 million, an increase in employee-related costs and sales commission of $2.6 million due to an increase in headcount, $0.4 million increase in travel related expenses, $0.4 million increase other marketing related events, $1.5 million increase in online and offline marketing, and $0.5 million increase in external partner commission payments. Our marketing and sales headcount increased by 22% since June 30, 2008, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the six months ended June 30, 2009, was $6.6 million, an increase of $1.7 million, or 34%, over research and development expense of $4.9 million for the six months ended June 30, 2008. This increase was primarily due to a $1.5 million increase in employee-related costs due to an increase in headcount, a

$0.1 million increase in consulting related expenses, and an increase in stock compensation expense of $0.1 million. Our research and development headcount increased 61% since June 30, 2008, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the six months ended June 30, 2009, was $16.6 million, an increase of $2.8 million, or 20%, over general and administrative expenses of $13.8 million for the six months ended June 30, 2008. This increase was primarily due to a $1.1 million increase in employee-related costs due to an increase in headcount and an increase in stock compensation expense of $0.7 million. Legal, audit, insurance and consulting expenses also increased $1.0 million primarily due to costs related to being a public company. Our general and administrative headcount increased by 46% since June 30, 2008, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2009, was $3.4 million, an increase of $0.4 million, or 13%, over depreciation and amortization expense of $3.0 million for the six months ended June 30, 2008. This was primarily due to higher depreciation from fixed asset expenditures in 2009 and 2008.
     Other Income (Expense). Interest income for the six months ended June 30, 2009, was $0.7 million, a decrease of $0.4 million from interest income of $1.1 million for the six months ended June 30, 2008. The decrease was directly related to the lower interest rates during 2009. Interest expense for the six months ended June 30, 2009, was $0.5 million, an increase from interest expense of $0.1 million for the six months ended June 30, 2008. The increase is related to an increase in bank debt and in capital lease obligations since June 30, 2008. The gain on interest rate derivative for the six months ended June 30, 2009, was $0.5 million, which was the result of the change in the fair market value of a derivative instrument that was not designated a hedge under FAS 133. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
     Income Tax Provision. We recorded a provision for income taxes for the six months ended June 30, 2009, of approximately $4.3 million compared to $0.5 million for the six months ended June 30, 2008. We have provided income tax expense for the six months ended June 30, 2009 and 2008, using the expected effective tax rate for the entire year of 45% and 1%, respectively. The increase is due to the fact that we were maintaining a full valuation on our deferred tax assets prior to December 31, 2008, at which time the valuation allowance was reversed.
     Comparison of the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	Amount	Amount	Change
	2009	2008	Amount	Percent
	(in thousands)
Business services	$44,429	$31,190	$13,239	42%
Implementation and other	2,290	1,783	507	28%

Total	$46,719	$32,973	$13,746	42%

     Revenue. Total revenue for the three months ended June 30, 2009, was $46.7 million, an increase of $13.7 million, or 42%, over revenue of $33.0 million for the three months ended June 30, 2008. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended June 30, 2009, was $44.4 million, an increase of $13.2 million, or 42%, over revenue of $31.2 million for the three months ended June 30, 2008. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The number of physicians using our services at June 30, 2009, was 13,591, a net increase of 3,235 or 31%, from 10,356 physicians at June 30, 2008. The number of active medical providers using our services at June 30, 2009, was 20,323, a net increase of 6,769 or 50%, from 13,554 active medical providers at June 30, 2008. Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the three months ended June 30, 2009, was $1,209 million, an increase of $324 million, or 37%, over posted collections of $885 million for the three months ended June 30, 2008.
     Implementation and Other Revenue. Revenue from implementations and other sources was $2.3 million for the three months ended June 30, 2009, an increase of $0.5 million, or 28%, over revenue of $1.8 million for the three months ended June 30, 2008. This increase was driven by new client implementations and increased professional services for our larger client base. As of June 30, 2009, the numbers of accounts live on our revenue cycle management service, athenaCollector, increased by 358 accounts since June 30, 2008. As of June 30, 2009, the number of accounts live on our clinical cycle management service, athenaClinicals, increased by 90 accounts since June 30, 2008. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Three Months Ended June 30,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating costs	$19,160	$14,076	$5,084	36%
     Direct Operating Costs. Direct operating expense for the three months ended June 30, 2009, was $19.2 million, an increase of $5.1 million, or 36%, over costs of $14.1 million for the three months ended June 30, 2008. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the three months ended June 30, 2009, was $1,209 million, an increase of $324 million, or 37%, over posted collections of $885 million for the three months ended June 30, 2008. Direct operating employee-related costs increased $3.0 million from the three months ended June 30, 2008, to the three months ended June 30, 2009. This increase is primarily due to the 32% increase in headcount since June 30, 2008. We increased the professional services headcount as part to our redesign of our client services organization and in order to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the three months ended June 30, 2009, direct operating expense includes less than $0.1 million of amortization of purchased intangibles expense related to the purchase of certain assets from MedicalMessaging in September 2008. Accordingly, no amounts were expensed in the three months ended June 30, 2008. Stock compensation expense also increased $0.2 million from the three months ended June 30, 2008, to the three months ended June 30, 2009.

	Three Months Ended June 30,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$8,888	$5,364	$3,524	66%
Research and development	3,439	2,596	843	32%
General and administrative	8,394	6,580	1,814	28%
Depreciation and amortization	1,798	1,589	209	13%

Total	$22,519	$16,129	$6,390	40%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended June 30, 2009, was $8.8 million, an increase of $3.5 million, or 66%, over costs of $5.4 million for the three months ended June 30, 2008. This increase was primarily due to increases in stock compensation expense of $0.2 million, an increase in employee-related costs and sales commission of $1.3 million due to an increase in headcount, $0.2 million increase in travel related expenses, $0.5 million increase other marketing related events, $1.5 million increase in online and offline marketing. Our marketing and sales headcount increased by 22% since June 30, 2008, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the three months ended June 30, 2009, was $3.4 million, an increase of $0.8 million, or 32%, over research and development expense of $2.6 million for the three months ended June 30, 2008. This increase was primarily due to a $0.8 million increase in employee-related costs due to an increase in headcount. Our research and development headcount increased 61% since June 30, 2008, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended June 30, 2009, was $8.4 million, an increase of $1.8 million, or 28%, over general and administrative expenses of $6.6 million for the three months ended June 30, 2008. This increase was primarily due to a $1.0 million increase in employee-related costs due to an increase in headcount and an increase in stock compensation expense of $0.5 million. Legal, audit, insurance and consulting expenses also increased $0.5 million primarily due to costs related to being a public company. Our general and administrative headcount increased by 46% since June 30, 2008, as we added personnel to support our growth.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2009, was $1.8 million, an increase of $0.2 million, or 13%, over depreciation and amortization expense of $1.6 million for the three months ended June 30, 2008. This was primarily due to higher depreciation from fixed asset expenditures in 2009 and 2008.
     Other Income (Expense). Interest income for the three months ended June 30, 2009, was $0.3 million, a decrease of $0.1 million from interest income of $0.4 million for the three months ended June 30, 2008. The decrease was directly related to the lower interest rates during 2009. Interest expense for the three months ended June 30, 2009, was $0.3 million, an increase from interest expense of $0.1 million for the three months ended June 30, 2008. The increase is related to an increase in bank debt and in capital lease obligations since June 30, 2008. The gain on interest rate derivative for the three months ended June 30, 2009, was $0.3 million, which was the result of the change in the fair market value of a derivative instrument that was not designated a hedge under FAS 133. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
     Income Tax Provision. We recorded a provision for income taxes for the three months ended June 30, 2009, of approximately $2.4 million compared to $0.3 million for the three months ended June 30, 2008. We have provided income tax expense for the three months ended June 30, 2009 and 2008, using the expected effective tax rate for the entire year of 45% and 1%, respectively. The increase is due to the fact that we were maintaining a full valuation on our deferred tax assets prior to December 31, 2008, at which time the valuation allowance was reversed.
Liquidity and Capital Resources
     Although we have historically funded our operations through the private and public sale of $131.9 million in equity securities, as well as through long-term debt, working capital, and equipment-financing loans, our recent growth has been sustained by our continued profitability since the third quarter of 2007. As of June 30, 2009, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $96.3 million. Our total indebtedness was $11.5 million at June 30, 2009, and was comprised of capital lease obligations of $5.7 million and a term loan of $5.8 million.
     Cash provided by operating activities during the six months ended June 30, 2009, was $12.0 million and consisted of net income of $5.4 million and $2.9 million utilized by working capital and other activities. Cash provided by operating activities included positive non-cash adjustments of $3.6 million related to depreciation and amortization expense, a $4.0 million non-cash stock-based compensation expense, a $4.0 million tax provision, and $0.2 million for a provision for uncollectible accounts. Negative non-cash adjustments related to amortization of discounts on investments of $0.4 million, excess tax benefit from stock based awards of $1.2 million, and a $0.5 million non-cash gain on interest rate derivative. Cash used by working capital and other activities was primarily attributable to a $0.8 million decrease in accounts payable and $0.6 million increase in accounts receivable offset by $1.4 million decrease in accrued expense, a $0.5 million decrease in deferred rent, a $1.3 million increase in prepaid expenses and other current assets, and a $0.2 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
     Cash provided by operating activities during the six months ended June 30, 2008 was $10.7 million and consisted of net income of $4.6 million and $0.6 million utilized by working capital and other activities. Cash provided by operating activities included positive non-cash adjustments of $3.0 million related to depreciation and amortization expense, and a $2.4 million in non-cash stock compensation expense. Cash used by working capital and other activities was primarily attributable to a $3.7 million increase in accrued expense, a $0.9 million decrease in deferred rent, a $3.5 million increase in accounts receivable, a $0.4 million decrease in prepaid expenses and other current assets and a $0.9 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
     Net cash used by investing activities was $20.6 million for the six months ended June 30, 2009, which consisted of purchases of investments of $51.8 million, purchases of property and equipment of $5.1 million, and expenditures for internal development of the athenaClinicals application of $1.1 million. This is offset in part by a $0.3 million decrease in restricted cash and $37.0 million in proceeds from the maturity of investments.
     Net cash used by investing activities was $59.6 million for the six months ended June 30, 2008, which consisted of purchases of investments of $49.2 million, purchases of plant, property and equipment of $9.6 million, purchase of investment in unconsolidated subsidiary of $0.2 million and expenditures for internal development of the athenaClinicals application of $0.6 million.
     Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2009. The majority of the cash provided in the period resulted from the $3.4 million in draws on our capital lease line, offset by $2.3 million in payments on debt. The remaining portion relates to proceeds from the exercise of stock options and common stock warrants and proceeds from our employee stock purchase plan during the period totaling $0.7 million and excess tax benefit from stock-based awards of $1.2 million.

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
     We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing, and deployment of new application functionality. Because our revenue cycle component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For our clinical cycle component of athenaNet, which is the platform for our athenaClinicals offering, we capitalize nearly all software development. In the six months ended June 30, 2009, we capitalized $5.1 million in property and equipment and $1.1 million in software development. In the six months ended June 30, 2008, we capitalized $9.6 million of plant, property and equipment and $0.6 million of software development. We currently anticipate making aggregate capital expenditures of approximately $12.3 million over the next twelve months.
Credit Facilities
     Term and Revolving Loans
     On September 30, 2008, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. The Credit Agreement consists of a revolving credit facility in the amount of $15.0 million and a term loan facility in the amount of $6.0 million (collectively, the “Credit Facility”). The revolving credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions and includes a $10.0 million sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, we borrowed a total of $6.0 million under the term loan facility for general working capital purposes. As of June 30, 2009, there were no amounts outstanding under the revolving credit facility.
     The revolving credit loans and term loans bear interest, at our option, at either (i) the British Bankers Association London Interbank Offered Rate (known as LIBOR), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate. For term loans, these rates are adjusted up 100 basis points for LIBOR loans and down 100 basis points for all other loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on our consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for all other loans. A default rate applies on all obligations in the event of a default under the Credit Agreement at an annual rate equal to 2% above the applicable interest rate. We were also required to pay other customary commitment fees and upfront fees for this Credit Facility. The interest rate as of June 30, 2009, for the term loan and for the revolving credit facility was 4.55%.
     Our obligations under the credit agreement and all related documents are collateralized by a security interest in our personal and fixture property, instruments, documents, chattel paper, deposit accounts, claims, investment property, contract rights, general intangibles, and certain intellectual property rights. As additional security, we have granted to Bank of America, N.A. a mortgage, assignment of rents, and security interest in fixtures relating to our property in Belfast, Maine, and pledged all stock of any domestic subsidiary that may be formed or acquired and 65% of our foreign subsidiaries’ stock. If we acquire or form any United States subsidiary, that subsidiary shall be required to provide a joint and several guaranties of all of our obligations under the credit agreement as primary obligor.
     The credit agreement contains customary default provisions, including, without limitation, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap with Bank of America, N.A.), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the credit agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement. The credit agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures. As of June 30, 2009, we were in compliance with our covenants under the credit agreement.
Capital Leases
     As of June 30, 2009, there was a total of $5.7 million in aggregate principal amount outstanding under a series of capital leases with one financing company. The implicit rate in the leases are 5.6% per annum, and they are payable on a monthly basis through March 2012.
Off-Balance Sheet Arrangements
     As of June 30, 2009, and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
     The summary of outstanding contractual obligations as of June 30, 2009, is as follows:

	Payments Due by Period
		Less than 1			After 5
	Total	year	1-3 years	3-5 years	years	Other

Long-term debt	$5,775	$300	$600	$4,875	$—	$—
Capital lease obligations	5,688	2,384	3,304	—	—	—
Operating lease obligations	32,716	5,206	10,167	10,465	6,878	—
Interest rate derivative	381	—	—	—	381	—
Other	301	—	—	—	—	301

Total	$44,861	$7,890	$14,071	$15,340	$7,259	$301

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
     Other amount consists of uncertain tax benefits relating to research and development credits. We have not utilized these credits, nor do we have an expectation of when these credits would be challenged. As of June 30, 2009, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service provider Vision Business Process Solutions, Inc. for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three and six months ended June 30, 2009, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $96.3 million at June 30, 2009. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     Interest Rate Risk. As of June 30, 2009, we had long-term debt and capital lease obligations totaling $11.5 million, which have both variable and fixed interest rate components. We have entered into an interest rate swap intended to mitigate variability in interest rate movements on our term loan. The swap has an amortizing notional amount over the swap agreement. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.
     The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at June 30, 2009.

		Initial				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	June 30, 2009

Interest rate swap - variable to fixed	Interest on Term Loan	$5,850	LIBOR plus 1%	4.55% fixed	2008	2028	$(381)
     At June 30, 2009, there were no amounts outstanding under the revolving credit facility; however, we can draw up to $15.0 million under this line of credit at any time. At June 30, 2009, there was $6.0 million outstanding on the term loan . If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2009 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
     There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
      A complaint has been filed by NetDeposit, LLC, a wholly owned subsidiary of Zions Bancorporation, naming the Company and several other defendants in a patent infringement case (NetDeposit, LLC v. Allegiance MD Software, Inc. et al, Civil Action No. 1:2009-cv-00520-UNA, United States District Court for the District of Delaware). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” and it seeks an injunction enjoining infringement, treble damages, and attorneys’ fees. At this time we have not been served with process in connection with this case. We believe that we have meritorious defenses to the complaint and will contest the claims vigorously.
     In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors.
     Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this filing, including the consolidated financials statements and the related notes appearing in this and other filings that we have made with the SEC, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
     In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 2, 2009, we describe risk factors related to the Company. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully review the risks involved and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
If we are required to collect sales and use taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.
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

     We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. For example, in October 2007, we received an audit notification from the Commonwealth of Massachusetts Department of Revenue requesting materials relating to the amount of use tax we paid on account of our purchases for the audit periods between January 1, 2004, and December 31, 2006. The audit was resolved in 2008. We paid a liability of approximately $0.1 million in connection with this audit. The incurrence of additional accounting and legal costs and related expenses in connection with, and the assessment of taxes, interest, and penalties as a result of, audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.
From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest, and penalties in amounts that may be material.
     We are subject to income taxes in the United States at both the federal and state levels. In determining our provision for income taxes, we are required to exercise judgment and make estimates where the ultimate tax determination is uncertain. While we believe that our estimates are reasonable, we cannot assure you that the final determination of any tax audit or tax-related litigation will not be materially different from that reflected in our income tax provisions and accruals. The incurrence of additional accounting and legal costs and related expenses in connection with, and the assessment of taxes, interest, and penalties as a result of, audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.
     In June 2009 we were notified by the IRS that they will be auditing our 2007 federal tax return. As of June 30, 2009, we had not received any further communication regarding the timing of the audit or the materials that we are to provide.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Default Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     On June 11, 2009, the registrant held its annual meeting of stockholders and voted on two proposals:
     1. A proposal to elect three Class II members to the Board of Directors as directors, each to serve for a three-year term and until his successor has been duly elected and qualified or until his earlier death, resignation, or removal was approved as follows:

	FOR	WITHHOLD
Richard N. Foster	27,810,062	1,221,853
Ann H. Lamont	27,805,094	1,226,821
James L. Mann	27,818,041	1,213,874
     Additionally, Jonathan Bush, Brandon H. Hull, John A. Kane, Ruben J. King-Shaw, Jr., and Todd Y. Park continued as directors after the annual meeting.
     2. A proposal to ratify the selection of Deloitte & Touche LLP to serve as the registrant’s independent registered public accounting firm for the fiscal year ended December 31, 2009, was approved as follows:

FOR	AGAINST	ABSTAIN
28,462,626	556,999	12,290
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     (a) Exhibits.

Exhibit
No.	Exhibit Index

10.1†(i)	The athenahealth Executive Incentive Plan
10.2**	Deed of Lease by and between athenahealth Technology Private Limited and M/S RMZ Infotech Private Limited dated as of April 28, 2009

Exhibit
No.	Exhibit Index
10.3**#	Schedule Number 3003078500 v. 1.0 for Professional services Governed by the Master Agreement for U.S. Availability Services between SunGard Availability Services LP and athenahealth, Inc. dated as of June 29, 2009.
31.1**	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(i)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed May 6, 2009.

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.
By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Carl B. Byers
Carl B. Byers
Chief Financial Officer and Senior Vice President

Date: August 6, 2009