Form 10-Q
period 2009-09-30
ATHENAHEALTH INC
filed 2009-10-30
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2009, there were 33,689,235 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at September 30, 2009, and December 31, 2008	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	2
Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2009 and 2008	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	27

SIGNATURES	28
Index to Exhibits
Ex-10.1 Employment Agreement - Griffiths
Ex-10.2 Form of incentive Stock Option Agreement
Ex-10.3 Form of Non-Qualified Stock Option Agreement
Ex-10.4 Exhibits and schedules to the Credit Agreement
Ex-10.5 First Amendment to Credit Agreement
Ex-31.1 Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
Ex-31.2 Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
Ex-32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

ii

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	September	December
	30, 2009	31, 2008
Assets
Current assets:
Cash and cash equivalents	$27,473	$28,933
Short-term investments	77,090	58,061
Accounts receivable — net	26,850	23,236
Deferred tax assets	3,901	8,499
Prepaid expenses and other current assets	4,959	3,624

Total current assets	140,273	122,353

Property and equipment — net	23,280	20,871
Restricted cash	1,516	1,848
Software development costs — net	2,191	1,879
Purchased intangibles — net	1,686	1,925
Goodwill	5,284	4,887
Deferred tax assets	8,351	7,997
Other assets	1,163	662

Total assets	$183,744	$162,422

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,123	$2,038
Accounts payable	1,090	803
Accrued compensation	13,808	10,154
Accrued expenses	7,170	7,442
Deferred revenue	7,633	6,945
Interest rate derivative liability	506	881
Current portion of deferred rent	1,253	1,144

Total current liabilities	34,583	29,407
Deferred rent, net of current portion	7,742	8,662
Debt and capital lease obligations, net of current portion	8,954	8,378

Total liabilities	51,279	46,447

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 34,949 shares issued, 33,367 shares outstanding at December 31, 2008	349	346
Additional paid-in capital	165,777	156,303
Treasury stock, at cost	(1,200)	(1,200)
Accumulated other comprehensive income (loss)	(128)	338
Accumulated deficit	(32,333)	(39,812)

Total stockholders’ equity	132,465	115,975

Total liabilities and stockholders’ equity	$183,744	$162,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Business services	$45,609	$33,080	$129,933	$92,159
Implementation and other	3,083	2,348	7,577	5,997

Total revenue	48,692	35,428	137,510	98,156

Expense:
Direct operating	19,652	14,932	57,110	41,795
Selling and marketing	8,963	6,275	24,850	16,308
Research and development	3,748	2,327	10,368	7,269
General and administrative	9,732	6,909	26,327	20,694
Depreciation and amortization	2,098	1,582	5,535	4,612

Total expense	44,193	32,025	124,190	90,678

Operating income	4,499	3,403	13,320	7,478

Other income (expense):
Interest income	216	412	938	1,517
Interest expense	(270)	(75)	(727)	(203)
(Loss) gain on interest rate derivative contract	(125)	—	375	—
Other income	96	38	211	87

Total other (expense) income	(83)	375	797	1,401

Income before income taxes	4,416	3,778	14,117	8,879
Income tax provision	(2,304)	(78)	(6,638)	(571)

Net income	$2,112	$3,700	$7,479	$8,308

Net income per share — Basic	$0.06	$0.11	$0.22	$0.26

Net income per share — Diluted	$0.06	$0.11	$0.22	$0.24

Weighted average shares used in computing net income per share
Basic	33,610	32,904	33,520	32,579
Diluted	34,900	34,825	34,707	34,780
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,479	$8,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,774	4,634
Amortization of discounts on investments	(366)	(491)
Provision for uncollectible accounts	369	348
Deferred income taxes	6,109	—
Excess tax benefit from stock-based awards	(1,705)	—
Gain on interest rate derivative contract	(375)	—
Stock-based compensation expense	6,115	3,534
Loss on disposal of property and equipment	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(3,983)	(6,976)
Prepaid expenses and other current assets	(1,335)	130
Accounts payable	412	309
Accrued expenses	3,116	3,648
Deferred revenue	688	2,291
Deferred rent	(811)	(1,163)
Other long-term assets	48	76

Net cash provided by operating activities	21,535	14,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(1,759)	(939)
Purchases of property and equipment	(6,616)	(11,483)
Proceeds from sales and maturities of investments	58,000	18,500
Proceeds from sales of property and equipment	4,690	12
Purchases of investment in unconsolidated company	(550)	(250)
Purchases of short-term investments	(77,066)	(57,543)
Payments for acquisitions net of cash and cash equivalents acquired	(131)	(6,680)
Decrease (increase) in restricted cash	332	(135)

Net cash (used in) provided by investing activities	(23,100)	(58,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	1,654	4,071
Payments on long-term debt and capital lease obligations	(2,978)	(526)
Proceeds from long-term debt	—	7,625
Deferred financing fees	—	(179)
Excess tax benefit from stock-based awards	1,705	—

Net cash provided by financing activities	381	10,991

Effects of exchange rate changes on cash and cash equivalents	(276)	(75)

Net increase (decrease) in cash and cash equivalents	(1,460)	(32,962)
Cash and cash equivalents at beginning of period	28,933	71,891

Cash and cash equivalents at end of period	$27,473	$38,929

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payable and accrued expenses	$871	$324

Supplemental disclosures of cash flow information — Cash paid for interest	$632	$183

Supplemental disclosures of cash flow information — Cash paid for taxes	$514	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including only adjustments that are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
     In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the three month and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements on October 30, 2009. Additional disclosures for these items have been provided in Footnote 13. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
     In September 2009, the FASB ratified final EITF Issue 08-01, Revenue Arrangements with Multiple Deliverables (EITF 08-01). EITF 08-01 supersedes EITF 00-21, primarily codified into Accounting Standards Update (“ASU”) No. 2009-13, and was issued in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables under EITF 00-21. EITF 08-1 applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple deliverable arrangement are within the scope of other revenue recognition guidance. EITF 08-1 is effective for fiscal years beginning after June 15, 2010. The effects of the adoption, if any, of EITF 08-1 on our consolidated financial position, results of operations and cash flows have not been determined.
     In September 2009, the FASB ratified final EITF 09-3, Software Revenue Recognition. Entities that sell tangible products containing both hardware elements and software elements that are currently within the scope of AICPA Statement of Position (“SOP”) Number 97-2, Revenue Recognition for Software Products with Multiple Deliverables, (“SOP 97-2”), primarily codified into ASU 2009-14. This Issue would amend EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, primarily codified into ASC 985-605, to exclude from their scope all tangible products containing both software and no software components that function together to deliver the product’s essential functionality. EITF 09-3 is effective for fiscal years beginning after June 15, 2010. The effects of the adoption, if any, of EITF 09-3 on our consolidated financial position, results of operations and cash flows have not been determined.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     In August 2009, the FASB issued FASB Staff Position (“FSP”) 157-f (“FSP FAS 157-f”), primarily codified into ASU 2009-05, to provide guidance on measuring the fair value of liabilities under Topic 820. The ASU clarifies valuation techniques used to estimate fair value for certain liabilities. FSP FAS 157-f is effective for the first interim or annual reporting period after the ASU issuance. The adoption of FSP FAS 157-f did not impact our consolidated financial position, results of operations, and cash flows.
     In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its financial statements, if any, upon adoption.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was primarily codified into Topic 820-10 “Fair Value Measurements and Disclosures” in the ASC. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when an asset or liability experienced a significant decrease in volume and activity in relation to their normal market activity. Additionally, this FSP provides guidance on identifying circumstances that may indicate if a transaction is not orderly. Retrospective application of this FSP to a prior interim or annual reporting period is not permitted. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into Topic 320 “Investments — Debt and Equity Securities” in the ASC. This FSP revises guidance for determining how and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. This FSP also expands and increases the frequency of disclosures related to other-than-temporary impairments of both debt and equity securities. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”, which was primarily codified into Topic 810 “Consolidations” in the ASC. This guidance established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning on or after December 15, 2008. As such, the new accounting guidance became effective for the Company on January 1, 2009. The Company’s adoption of the standard did not have a material impact on its financial position, results of operations or cash flows as it is primarily disclosure related.
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

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months	Three Months	Nine Months	Nine Months
	Ended September	Ended September	Ended September	Ended September
	30, 2009	30, 2008	30, 2009	30, 2008
Net income	$2,112	$3,700	$7,479	$8,308
Weighted average shares used in computing basic net income per share	33,610	32,904	33,520	32,579

Net income per share — basic	$0.06	$0.11	$0.22	$0.26

Net income	$2,112	$3,700	$7,479	$8,308

Weighted average shares used in computing basic net income per share	33,610	32,904	33,520	32,579
Effect of dilutive securities	1,290	1,921	1,187	2,201

Weighted average shares used in computing diluted net income per share	34,900	34,825	34,707	34,780

Net income per share — diluted	$0.06	$0.11	$0.22	$0.24

     The computation of diluted net income per share does not include 1,073 options for the three and nine months ended September 30, 2009, because their inclusion would have an anti-dilutive effect on net income per share. The computation of diluted net income per share does not include 1,113 options for both the three and nine months ended September 30, 2008, because their inclusion would have an anti-dilutive effect on net income per share.
4. COMPREHENSIVE INCOME
     Comprehensive income was as follows for the periods indicated:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income	$2,112	$3,700	$7,479	$8,308
Unrealized holding (loss) gain on available-for-sale investments	(68)	12	(243)	83
Foreign currency translation adjustment	(193)	(20)	(223)	(43)

Total comprehensive income	$1,851	$3,692	$7,013	$8,348

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
     At September 30, 2009 and December 31, 2008, the carrying amounts of cash and cash equivalents, restricted cash, investments, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of their short term nature of these financial instruments or because they are carried at fair value in the case of marketable securities or derivatives. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at September 30, 2009 and December 31, 2008 are money market fund investments of $13,209 and $23,610 which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs.

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
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company’s utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for comparable instruments. The fair values determined by Level 3 inputs are any assets or liabilities unobservable values which are supported by little or no market activity. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements At September 30, 2009, Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$13,209	$—	$—	$13,209
Available-for-sale investments:
Commercial paper	—	16,999	—	16,999
U.S. government backed securities	—	60,091	—	60,091
Interest rate swap derivative contract	—	(506)	—	(506)

	$13,209	$76,584	$—	$89,793

     U.S. government backed securities and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative is valued using observable inputs at the reporting date.
6. INVESTMENTS
     The summary of available-for-sale securities at September 30, 2009, is as follows:

		Gross Unrealized
	Amortized Cost	Gains	Fair Value
Commercial paper	$16,987	$12	$16,999
U.S. government backed securities	60,030	61	60,091

Total	$77,017	$73	$77,090

     The summary of available-for-sale securities at December 31, 2008, is as follows:

		Gross Unrealized
	Amortized Cost	Gains	Fair Value
Commercial paper	$16,487	$88	$16,575
U.S. government backed securities	41,098	388	41,486

Total	$57,585	$476	$58,061

     Scheduled maturity dates of U.S. government backed securities and commercial paper as of September 30, 2009, was within one year and therefore investments were classified as short-term. There were no realized gains and losses on sales of these investments for the periods presented. Unrealized gains and losses are included in other accumulated comprehensive income net of tax.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The summary of outstanding debt and capital lease obligations is as follows:

	As of September 30,	As of December 31,
	2009	2008
Term loan	$5,700	$6,000
Capital lease obligation	6,377	4,416

	12,077	10,416
Less current portion of long-term debt and capital lease obligations	(3,123)	(2,038)

Long-term debt and capital lease obligations, net of current portion	$8,954	$8,378

     The carrying amounts of the Company’s debt obligations approximate fair value based upon our best estimate of interest rates that would be available to the Company for similar debt obligations.
     2008 Term and Revolving Loans – On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by up to an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, the Company borrowed a total of $6,000 under the term loan facility for general working capital purposes. The term loan has a five year term which is payable quarterly starting December 31, 2008, for $75 each quarter. The Company has the option to extend the loan, subject to agreement of the financial institution, at the end of the five year term. As of September 30, 2009, there were no amounts outstanding under the revolving credit facility.
     The interest rate on any borrowings under the revolving credit loan is variable as described in the Credit Agreement. The Company was also required to pay commitment fees and upfront fees for this Credit Facility. The interest rate as of September 30, 2009, for the term loan and revolving credit facility was 4.55%. Interest is payable quarterly. The obligations of the Company and its subsidiaries under the Credit Agreement are collateralized by substantially all assets of the Company and its Affiliates.
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
     Capital Lease Obligations – In September 2007, the Company entered into a $6,000 master lease and security agreement (the “Equipment Line”) with a financing company. This Equipment Line was extended an additional $5,000 during the third quarter of 2009. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which is payable in equal monthly installments, commencing on the first day of the fourth month after the date of the borrowings of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. During the nine months ended September 30, 2009, the Company acquired approximately $4,690 of assets through capital leases. At September 30, 2009 and December 31, 2008, the Company had $6,377 and $4,416, respectively, of outstanding capital lease obligations. The interest rate implicit in the leases was 5.8%.
8. INTEREST RATE DERIVATIVE
     We are exposed to financial market risks arising from adverse changes in interest rates. We entered into an interest rate swap to mitigate the cash flow exposure associated with our interest payments on certain outstanding debt. Our interest rate swap is not designated a hedge under FAS 133. All derivatives are accounted for at fair value with gains or losses reported in earnings.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
Interest Rate Risk
     We entered into an interest rate swap in October 2008. The swap had a notional amount of $5,850 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the September 30, 2008, issuance of the Term Loan due September 30, 2028. We pay a fixed rate of 4.55% and receive a variable rate based on one month LIBOR.
     The fair value of derivatives at September 30, 2009, is summarized in the following table. No derivatives have been designated as hedging instruments.
Derivatives not designated as hedging instruments:

	Liability Derivatives
	Balance Sheet Location	Fair Value

Interest rate contracts	Interest rate derivative liability	$506

Total Derivatives		$506

     The effect of derivative instruments on the consolidated statement of earnings is summarized in the following table.
Derivatives not designated as hedging instruments:

		Loss Recognized in	Gain Recognized in
		Earnings for Three	Earnings for Nine
	Location of (Loss) Gain	Months Ended	Months Ended
	Recognized in Earnings	September 30, 2009	September 30, 2009
Interest rate contracts	(Loss) gain on interest rate derivative contract	$(125)	$375
     Derivatives are carried at fair value, as determined using standard valuation models, and adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The following is a description/summary of the derivative financial instrument we have entered into to manage the interest rate exposure:

		Initial				Maturity	Fair Value at
		Notional			Fiscal Year	(Fiscal	September 30,
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	2009
Interest rate derivative — variable to fixed	Interest on Term Loan	$5,850	LIBOR plus 1%	4.55% fixed	2008	2028	$(506)
9. GOODWILL
     During the three months ended June 30, 2009, the Company paid $131 to the former owners of Crest Line Technologies, LLC. (d.b.a. Medical Messaging.net) for working capital adjustments. During the three months ended September 30, 2009, the Company accrued $266 for contingent consideration of the expected earn out milestone. The excess purchase price over the assigned values was recorded as goodwill as this acquisition was completed prior to January 1, 2009. The changes in the carrying amount of goodwill for the period ended September 30, 2009 from December 31, 2008 are as follows:

Balance at December 31, 2008	$4,887
Working capital adjustment	131
Contingent consideration	266

Balance at September 30, 2009	$5,284

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
10. STOCK-BASED COMPENSATION
     The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive awards, or make direct purchases of shares of the Company’s common stock. In 2007, the Board of Directors and the Company’s shareholders approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”), effective as of the close of our initial public offering, which occurred on September 25, 2007. The Board of Directors authorized 1,000 shares in addition to any shares forfeited under our 2000 Stock Option Plan. Options granted under the plan may be incentive stock options or nonqualified options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2007 Stock Option Plan. On January 1, 2009, under the “evergreen provision” of the 2007 Stock Option Plan, an additional 1,105 shares were made available for future grant under the 2007 Stock Option Plan.
     In 2007, our 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by the Company’s shareholders. A total of 500 shares of common stock have been reserved for future issuance to participating employees under the 2007 ESPP. The initial offering period under the 2007 ESPP began March 1, 2008, and each offering period is six months. The expense to the Company for the three months ended September 30, 2009 and 2008, was $115 and $37, respectively. The expense to the Company for the nine months ended September 30, 2009 and 2008, was $319 and $107, respectively.
     At September 30, 2009 and 2008, there were approximately 873 and 556 shares available for grant under the Company’s stock award plans.
     A summary of the status of the Company stock option plans at September 30, 2009, and the changes during the nine months then ended, is presented in the table below:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining Contractual	Instrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding — January 1, 2009	2,951	$16.02
Granted	896	$26.71
Exercised	(269)	$3.26
Forfeited	(101)	$22.61

Outstanding — at September 30, 2009	3,477	$19.58	7.5	$65,332

Exercisable — at September 30, 2009	1,670	$10.94	6.2	$45,811

Vested and expected to vest at September 30, 2009	3,231	$18.99	7.5	$62,619

     The aggregate intrinsic value in the table above represents the value (the difference between the closing price for the Company’s common stock on September 30, 2009, and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009.
     Stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008, are as follows (no amounts were capitalized):

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Stock-based compensation charged to:
Direct operating	$400	$250	$1,175	$542
Selling and marketing	535	341	1,578	989
Research and development	255	85	749	585
General and administrative	933	457	2,613	1,418

Total	$2,123	$1,133	$6,115	$3,534

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.7% to 3.0%	3.2% to 3.5%	1.9% to 3.0%	2.7% to 3.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (years)	6.25	6.25	6.25	6.25
Expected stock volatility	49% to 50%	48%	48% to 50%	48% to 54%
     The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.
     The weighted average expected option term reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We have continued to utilize this method for the quarter ended September 30, 2009, due to the short length of time our common stock has been publicly traded. The resulting fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions.
     At September 30, 2009 and 2008, there was $24,165 and $16,125, respectively, of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans. At September 30, 2009, this expense is expected to be recognized over a weighted-average period of approximately 2.7 years.
     Cash received from stock option exercises during the three months ended September 30, 2009 and 2008, was $484 and $3,056, respectively. The intrinsic value of the shares issued from option exercises in the three months ended September 30, 2009 and 2008, was $2,968 and $10,722, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised. The weighted-average grant date fair value of options granted during the three months ended September 30, 2009 and 2008, was $16.61 and $15.88, respectively.
     Cash received from stock option exercises during the nine months ended September 30, 2009 and 2008, was $876 and $3,754, respectively. The intrinsic value of the shares issued from option exercises in the nine months ended September 30, 2009 and 2008, was $8,221 and $20,988, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008, was $13.13 and $16.90, respectively. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.
11. INCOME TAXES
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $2,304 and $78 for the three months ended September 30, 2009 and September 30, 2008 respectively. The Company’s provision for income taxes was $6,638 and $571 for the nine months ended September 30, 2009 and September 30, 2008, respectively. The Company used an estimated annual tax rate of 47% and 1% to calculate the quarterly tax provision for the nine months ended September 30, 2009 and 2008, respectively. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal year 2009 could be materially different from the forecasted rate.
     As of September 30, 2009 the Company has an unrecognized tax benefit of $377 which is recorded as a reduction in recognized deferred tax asset.
     The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009, interest or penalties related to uncertain tax positions accrued by the Company was not material. The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. Tax returns for all years are open for audit by the Internal Revenue Service (“IRS”) until the Company has utilized its net operating losses as the IRS has the ability to athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
adjust the amount of a net operating loss utilized on an income tax return. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts.
12. COMMITMENTS AND CONTINGENCIES
          A complaint was filed by NetDeposit, LLC, a wholly-owned subsidiary of Zions Bancorporation, naming the Company and several other defendants in a patent infringement case (NetDeposit, LLC v. Allegiance MD Software, Inc. et al, Civil Action No. 1:2009-cv-00520-UNA, United States District Court for the District of Delaware). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” and it seeks an injunction enjoining infringement, treble damages, and attorneys’ fees. At this time we have not been served with process in connection with this case. We believe that we have meritorious defenses to the complaint and will contest the claims vigorously.
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
13. SUBSEQUENT EVENT
     On October 16, 2009, the Company acquired Anodyne Health Partners, Inc. ("Anodyne"), a software as a service business intelligence company based in Alpharetta, Georgia. The Company believes that the acquisition of Anodyne provides the Company with expanded service offerings that will better enable it to compete with in the large medical group market. The Company acquired Anodyne for an estimated total purchase price of $30,000 including up to $7,700 in contingent consideration based on the achievement of certain business and financial milestones. The Company used existing cash to fund the acquisition of Anodyne. Due to the timing of this transaction, the Company has not finalized the purchase accounting for the acquisition including the valuation of consideration paid and the allocation of purchase consideration to the net assets acquired

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding expected release dates of our service offerings, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008, under the heading Part I, Item 1A “Risk Factors” and any set forth below under Part II, Item 1A, “Risk Factors.” The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected.
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
Overview
     athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, which automates and manages medical record-related functions for physician practices and includes an electronic health record, or EHR, platform. ReminderCall is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling. ReminderCall is now packaged into the athenaCollector service for all new athenaCollector clients. We also plan on combining ReminderCall with test result, prescription refill, collection, and other patient communications offerings in our athenaCommunicator services suite. During the second quarter of 2009, we launched the initial beta customers on our athenaCommunicator service. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.
     For the nine months ended September 30, 2009, we generated revenue of $137.5 million from the sale of our services compared to $98.2 million for the nine months ended September 30, 2008. For the three months ended September 30, 2009, we generated revenue of $48.7 million from the sale of our services compared to $35.4 million for the three months ended September 30, 2008. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue have led to greater operating income. However, the reversal of a valuation allowance against U.S. deferred tax assets that occurred in the fourth quarter of 2008 has had and will have an impact on net profits, as our GAAP results are now fully taxed.

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
     Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition and accounts receivable, software development costs, stock-based compensation, income taxes, goodwill and purchased intangible assets. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. For recent accounting pronouncements, please refer to Footnote 2.
Financial Operations Overview
     Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle, clinical cycle, and patient cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the implementation of our services and for ongoing training and related support services. Business services accounted for approximately 94% of our total revenues for the three and nine months ended September 30, 2009. Business services fees, for athenaCollector, the majority of our business, are typically 2% to 8% of a practice’s total collections depending upon the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by the number of physician practices we serve; the number of physicians and medical providers working in those physician practices; the volume of activity and related collections of those physicians and medical providers, which is largely a function of the number of patients seen or procedures performed by the practice; the average claim size of the practice; the medical specialty in which the practice operates; the geographic location of the practice; and our contracted rates. There is moderate seasonality in the activity level of physician offices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. None of our clients accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2009, and September 30, 2008.
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

We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that in the future, sales and marketing expense will increase in absolute terms but decline over time as a percentage of total revenue.
     Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of revenue as new services and more mature products require incrementally less new research and development investment. For our revenue-cycle-related application development, we expense nearly all of the development costs as we are at the operational stage of the development cycle. For our clinical-cycle-related application development, we capitalized nearly all of our research and development costs during the nine months ended September 30, 2009, and September 30, 2008, which capitalized costs represented approximately 15% and 11%, respectively, of our total research and development expenditures during those periods. These capitalized expenditures began to amortize in 2008, when we began to implement our services to clients who are not part of our beta-testing program. As a result, we expect that in the future, research and development expense will increase in absolute terms but decline over time as a percentage of total revenue.
     General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance premiums; software license fees; outside professional fees for accountants, lawyers, and consultants; and compensation for temporary employees. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth and incur additional expense related to being a publicly traded company. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline over time as a percentage of total revenue.
     Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development costs, which we amortize over a two-year period from the time of release of related software code. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. At the same time, because we are spreading fixed costs over a larger client base, we expect related depreciation and amortization expense to decline over time as a percentage of total revenue.
     Other Income (Expense). Interest expense consists primarily of interest costs related to our former working capital line of credit, our equipment-related term leases, our term loan and revolving loans under our credit facility, and our subordinated term loan. Interest income represents earnings from our cash, cash equivalents, and investments. The gain or loss on the interest rate derivative contract represents the change in the fair market value of a derivative instrument that is not designated a hedge under FAS 133. Although this derivative has not been designated for hedge accounting, we believe that such instrument is correlated with the underlying cash flow exposure related to variability in interest rate movements on our term loan.
     Income Taxes. We are subject to federal and various state income taxes in the United States and we use estimates in determining our provision and related deferred tax assets. At December 31, 2008, our deferred tax assets consisted primarily of federal and state net operating loss carry forwards, research and development credit carry forwards, and temporary differences between the book and tax bases of certain assets and liabilities.
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
Results of Operations
     Comparison of the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	Amount	Amount	Change
	2009	2008	Amount	Percent
	(in thousands)
Business services	$129,933	$92,159	$37,774	41%
Implementation and other	7,577	5,997	1,580	26%

Total	$137,510	$98,156	$39,354	40%

     Revenue. Total revenue for the nine months ended September 30, 2009, was $137.5 million, an increase of $39.4 million, or 40%, over revenue of $98.2 million for the nine months ended September 30, 2008. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the nine months ended September 30, 2009, was $129.9 million, an increase of $37.8 million, or 41%, over revenue of $92.2 million for the nine months ended September 30, 2008. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The number of physicians using our services at September 30, 2009, was 14,835, a net increase of 2,868 or 24%, from 11,967 physicians at September 30, 2008. The number of active medical providers using our services at September 30, 2009, was 22,100, a net increase of 4,768 or 28%, from 17,332 active medical providers at September 30, 2008. Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the nine months ended September 30, 2009, was $3.5 billion, an increase of $0.9 million, or 35%, over posted collections of $2.6 billion for the nine months ended September 30, 2008.
     Implementation and Other Revenue. Revenue from implementations and other sources was $7.6 million for the nine months ended September 30, 2009, an increase of $1.6 million, or 26%, over revenue of $6.0 million for the nine months ended September 30, 2008. This increase was driven by new client implementations and increased professional services for our larger client base. As of September 30, 2009, the numbers of accounts live on our revenue cycle management service, athenaCollector, increased by 359 accounts since September 30, 2008. As of September 30, 2009, the number of accounts live on our clinical cycle management service, athenaClinicals, increased by 106 accounts since September 30, 2008. The increase in implementation and other revenue is the result of the increase in the number of new providers added to our business.

	Nine Months Ended September 30,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating costs	$57,110	$41,795	$15,315	37%
     Direct Operating Costs. Direct operating expense for the nine months ended September 30, 2009, was $57.1 million, an increase of $15.3 million, or 37%, over costs of $41.8 million for the nine months ended September 30, 2008. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the nine months ended September 30, 2009, was $3.5 billion, an increase of $0.9 million, or 35%, over posted collections of $2.6 billion for the nine months ended September 30, 2008. Direct operating employee-related costs increased $8.5 million from the nine months ended September 30, 2008, to the nine months ended September 30, 2009. This increase is primarily due to the 19% increase in headcount since September 30, 2008. We increased the professional services headcount in order to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the nine months ended September 30, 2009, direct operating expense includes $0.2 million of amortization of purchased intangibles expense related to the purchase of certain assets from Crest Line Technologies, LLC d/b/a MedicalMessaging.net (“MedicalMessaging”) in September 2008. Stock-based compensation expense also increased $0.6 million from the nine months ended September 30, 2008, to the nine months ended September 30, 2009.

	Nine Months Ended September 30,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$24,850	$16,308	$8,542	52%
Research and development	10,368	7,269	3,099	43%
General and administrative	26,327	20,694	5,633	27%
Depreciation and amortization	5,535	4,612	923	20%

Total	$67,080	$48,883	$18,197	37%

     Selling and Marketing Expense. Selling and marketing expense for the nine months ended September 30, 2009, was $24.9 million an increase of 52% over costs of $16.3 million for the nine months ended September 30, 2008. This increase was primarily due to increases in stock-based compensation expense of $0.6 million, an increase in employee-related costs and sales commission of $3.4 million due to an increase in headcount, and $2.2 million increase in online and offline marketing. Additionally, travel related expenses increased $0.5 million, other marketing related events and consulting costs increased $0.9 million, and external partner commission payments increased $0.9 million. Our marketing and sales headcount increased by 20% since September 30, 2008, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the nine months ended September 30, 2009, was $10.4 million, an increase of $3.1 million, or 43%, over research and development expense of $7.3 million for the nine months ended September 30, 2008. This increase was primarily due to a $2.7 million increase in employee-related costs due to an increase in headcount, a $0.2 million increase in consulting related expenses, and an increase in stock-based compensation expense of $0.2 million. Our research and development headcount increased 49% since September 30, 2008, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2009, was $26.3 million, an increase of $5.6 million, or 27%, over general and administrative expenses of $20.7 million for the nine months ended September 30, 2008. This increase was primarily due to a $3.0 million increase in employee-related costs due to an increase in headcount and an increase in stock-based compensation expense of $1.2 million. Legal, audit, insurance and consulting expenses also increased $1.4 million primarily due to costs related to being a public company and acquisition related expenses. Our general and administrative headcount increased by 50% since September 30, 2008, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2009, was $5.5 million, an increase of $0.9 million, or 20%, over depreciation and amortization expense of $4.6 million for the nine months ended September 30, 2008. This was primarily due to higher depreciation from fixed asset expenditures in 2009 and 2008.
     Other Income (Expense). Interest income for the nine months ended September 30, 2009, was $0.9 million, a decrease of $0.6 million from interest income of $1.5 million for the nine months ended September 30, 2008. The decrease was directly related to the lower interest rates during 2009. Interest expense for the nine months ended September 30, 2009, was $0.7 million, an increase from interest expense of $0.2 million for the nine months ended September 30, 2008. The increase is related to an increase in bank debt and in capital lease obligations since September 30, 2008. The gain on interest rate derivative for the nine months ended September 30, 2009, was $0.4 million, which was the result of the change in the fair market value of a derivative instrument that was not designated a hedge. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
     Income Tax Provision. We recorded a provision for income taxes for the nine months ended September 30, 2009, of approximately $6.6 million compared to $0.6 million for the nine months ended September 30, 2008. We have provided income tax expense for the nine months ended September 30, 2009, using the expected effective tax rate for the entire year of 47% and 1%, respectively. The increase is due to the fact that we were maintaining a full valuation on our deferred tax assets prior to December 31, 2008, at which time the valuation allowance was reversed.
     Comparison of the Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,
	Amount	Amount	Change
	2009	2008	Amount	Percent
	(in thousands)
Business services	$45,609	$33,080	$12,529	38%
Implementation and other	3,083	2,348	735	31%

Total	$48,692	$35,428	$13,264	37%

     Revenue. Total revenue for the three months ended September 30, 2009, was $48.7 million, an increase of $13.3 million, or 37%, over revenue of $35.4 million for the three months ended September 30, 2008. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended September 30, 2009, was $45.6 million, an increase of $12.5 million, or 38%, over revenue of $33.1 million for the three months ended September 30, 2008. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The number of physicians using our services at September 30, 2009, was 14,835, a net increase of 2,868 or 24%, from 11,967 physicians at September 30, 2008. The number of active medical providers using our services at September 30, 2009, was 22,100, a net increase of 4,768 or 28%, from 17,332 active medical providers at September 30, 2008. Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the three months ended September 30, 2009, was $1.2 billion, an increase of $0.3 billion over posted collections of $0.9 billion for the three months ended September 30, 2008.
     Implementation and Other Revenue. Revenue from implementations and other sources was $3.1 million for the three months ended September 30, 2009, an increase of $0.7 million, or 31%, over revenue of $2.3 million for the three months ended September 30, 2008. This increase was driven by new client implementations and increased professional services for our larger client base. As of September 30, 2009, the number of accounts live on our revenue cycle management service, athenaCollector, increased by 359 accounts since September 30, 2008. As of September 30, 2009, the number of accounts live on our clinical cycle management service, athenaClinicals, increased by 106 accounts since September 30, 2008. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Three Months Ended September 30,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating costs	$19,652	$14,932	$4,720	32%
     Direct Operating Costs. Direct operating expense for the three months ended September 30, 2009, was $19.7 million, an increase of $4.7 million, or 32%, over costs of $14.9 million for the three months ended September 30, 2008. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the three months ended September 30, 2009, was $1.2 billion, an increase of $0.3 billion over posted collections of $0.9 billion for the three months ended September 30, 2008. Direct operating employee-related costs increased $2.5 million from the three months ended September 30, 2008, to the three months ended September 30, 2009. This increase is primarily due to the 19% increase in headcount since September 30, 2008. We increased the professional services headcount in order to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the three months ended September 30, 2009, direct operating expense includes $0.1 million of amortization of purchased intangibles expense related to the purchase of certain assets from MedicalMessaging in September 2008. Accordingly, an immaterial amount was expensed in the three months ended September 30, 2008. Stock-based compensation expense also increased $0.2 million from the three months ended September 30, 2008, to the three months ended September 30, 2009.

	Three Months Ended September 30,
	2009	2008	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$8,963	$6,275	$2,688	43%
Research and development	3,748	2,327	1,421	61%
General and administrative	9,732	6,909	2,823	41%
Depreciation and amortization	2,098	1,582	516	33%

Total	$24,541	$17,093	$7,448	44%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended September 30, 2009, was $9.0 million, an increase of $2.7 million, or 43%, over costs of $6.3 million for the three months ended September 30, 2008. This increase was primarily due to increases in stock-based compensation expense of $0.2 million, an increase in employee-related costs and sales commission of $0.9 million due to an increase in headcount, a $0.1 million increase in travel related expenses, a $0.2 million increase in other marketing related events, a $0.5 million increase in external partner commission payments and a $0.8 million increase in online and offline marketing. Our marketing and sales headcount increased by 22% since September 30, 2008, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the three months ended September 30, 2009, was $3.7 million, an increase of $1.4 million, or 61%, over research and development expense of $2.3 million for the three months ended September 30, 2008. This increase was primarily due to a $1.2 million increase in employee-related costs due to an increase in headcount with additional increases of $0.2 million relating to stock-based compensation. Our research and development headcount increased 49% since September 30, 2008, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended September 30, 2009, was $9.7 million, an increase of $2.8 million, or 41%, over general and administrative expense of $6.9 million for the three months ended September 30, 2008. This increase was primarily due to a $1.3 million increase in employee-related costs due to an increase in headcount and an increase in stock-based compensation expense of $0.4 million. Legal, audit, insurance and consulting expenses also increased $1.1 million primarily due to costs related to being a public company and acquisition related expense. Our general and administrative headcount increased by 50% since September 30, 2008, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2009, was $2.1 million, an increase of $0.5 million, or 33%, over depreciation and amortization expense of $1.6 million for the three months ended September 30, 2008. This was primarily due to higher depreciation from fixed asset expenditures in 2009 and 2008.
     Other Income (Expense). Interest income for the three months ended September 30, 2009, was $0.2 million, a decrease of $0.2 million from interest income of $0.4 million for the three months ended September 30, 2008. The decrease was directly related to the lower interest rates during 2009. Interest expense for the three months ended September 30, 2009, was $0.3 million, an increase from interest expense of $0.1 million for the three months ended September 30, 2008. The increase is related to an increase in bank debt and in capital lease obligations since September 30, 2008. The loss on interest rate derivative for the three months ended September 30, 2009, was $0.1 million, which was the result of the change in the fair market value of a derivative instrument that was not designated a hedge under ASC 815 (FAS 133). Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
     Income Tax Provision. We recorded a provision for income taxes for the three months ended September 30, 2009, of approximately $2.3 million compared to $0.1 million for the three months ended September 30, 2008. We have provided income tax expense for the three months ended September 30, 2009, using the expected effective tax rate for the entire year of 47% and 1%, respectively. The increase is due to the fact that we were maintaining a full valuation on our deferred tax assets prior to December 31, 2008, at which time the valuation allowance was reversed.
Liquidity and Capital Resources
     Although we have historically funded our operations through the private and public sale of $131.9 million in equity securities, as well as through long-term debt, working capital, and equipment-financing loans, our recent growth has been sustained by our continued profitability since the third quarter of 2007. As of September 30, 2009, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $104.6 million. Our total indebtedness was $12.1 million at September 30, 2009, and was comprised of capital lease obligations of $6.4 million and a term loan of $5.7 million.
     Cash provided by operating activities during the nine months ended September 30, 2009, was $21.5 million and consisted of net income of $7.5 million and $1.9 million utilized by working capital and other activities. Cash provided by operating activities included positive non-cash adjustments of $5.8 million related to depreciation and amortization expense, a $6.1 million non-cash stock-based compensation expense, a $6.1 million tax provision, and $0.4 million for a provision for uncollectible accounts. Negative non-cash adjustments related to amortization of discounts on investments of $0.4 million, tax benefit from stock-based awards of $1.7 million, and a $0.4 million non-cash gain on our interest rate derivative contract. Cash used by working capital and other activities was primarily attributable to a $1.3 million increase in prepaid expenses and other current assets and $4.0 million increase in accounts receivable offset by a $3.1 million increase in accrued expenses, a $0.8 million decrease in deferred rent, a $0.4 million increase in accounts payable, and a $0.7 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
     Cash provided by operating activities during the nine months ended September 30, 2008 was $14.6 million and consisted of net income of $8.3 million and $1.7 million utilized by working capital and other activities. Cash provided by operating activities included positive non-cash adjustments of $4.6 million related to depreciation and amortization expense, and a $3.5 million in non-cash stock compensation expense. Cash used by working capital and other activities was primarily attributable to a $3.6 million increase in accrued expenses, a $1.2 million decrease in deferred rent, a $7.0 million increase in accounts receivable, a $0.1 million decrease in prepaid expenses and other current assets and a $2.3 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
     Net cash used by investing activities was $23.1 million for the nine months ended September 30, 2009, which consisted of purchases of investments of $77.1 million, purchases of property and equipment of $6.6 million, expenditures for internal development of the athenaClinicals application of $1.8 million, investment in unconsolidated company of $0.6 million and working capital adjustment payment of $0.1 million relating to the purchase of MedicalMessaging in September 2008. This was offset in part by a $0.3 million decrease in restricted cash, proceeds from the sale and leaseback of equipment of $4.7 million and $58.0 million in proceeds from the maturity of investments.
     Net cash used by investing activities was $58.5 million for the nine months ended September 30, 2008, which consisted of purchases of investments of $57.5 million, purchases of plant, property and equipment of $11.5 million, net cash paid for acquisition and other purchased intangible assets of $16.7 million, investment in unconsolidated subsidiary of $0.3 million, $0.1 million increase in restricted cash, and expenditures for internal development of the athenaClinicals application of $0.9 million offset in part by $18.5 million in proceeds from the maturity of investments.
     Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2009. The majority of the cash provided in the period resulted from proceeds from the exercise of stock options and common stock warrants and proceeds from our employee stock purchase plan during the period totaling $1.7 million and excess tax benefit from stock-based awards of $1.7 million, offset by $3.0 million in payments on debt.
     Net cash provided by financing activities was $11.0 million for the nine months ended September 30, 2008. The majority of the cash provided in the period resulted from the $6.0 million in draws on our term loan and $1.6 million in draws on our equipment line offset by $0.5 million in payments on debt and $0.1 million in debt issuance cost. The remaining portion relates to proceeds from the exercise of stock options, common stock warrants and proceeds from the employee stock purchase plan during the period totaling $4.0 million.
     Given our profitability over the past years and our current cash and cash equivalents, short-term investments, accounts receivable, and funds available under our existing revolving credit facility with Bank of America, N.A., we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least the next twelve months. We may increase our capital expenditures consistent with our anticipated growth in infrastructure and personnel and as we expand our national presence. In addition, we may pursue acquisitions or investments in complementary businesses or technologies or experience unexpected operating losses, in which case we may need to raise additional funds sooner than expected. Accordingly, we may need to engage in private or public equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We believe the current recessionary environment will not have a significant impact on our liquidity and capital resources. Beyond the twelve-month period, we intend to maintain sufficient liquidity through continued improvements in the size and profitability of our business and through prudent management of our cash resources and our credit arrangements.
     On October 16, 2009, we acquired Anodyne Health Partners, Inc., a software as a service business intelligence company based in Alpharetta, Georgia. We believe that the acquisition of Anodyne provides us with expanded service offerings that will better enable it to compete with in the large medical group market. We acquired Anodyne for an estimated total purchase price of $30,000 including up to $7,700 in contingent consideration based on the achievement of certain business and financial milestones. We used existing cash to fund the acquisition of Anodyne. Subsequent to closing, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for the next twelve months and beyond.
     We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing, and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the electronic health records, or EHR, component of athenaNet, which is the platform for our athenaClinicals offering, we capitalize nearly all software development. In the nine months ended September 30, 2009, we capitalized $6.6 million in property and equipment and $1.8 million in software development. In the nine months ended September 30, 2008, we capitalized $11.5 million of plant, property and equipment and $0.9 million of software development. We currently anticipate making aggregate capital expenditures of approximately $15.0 million over the next twelve months.
Credit Facilities
     Term and Revolving Loans
     On September 30, 2008, we entered into a credit agreement with Bank of America, N.A. The credit agreement consists of a revolving credit facility in the amount of $15.0 million and a term loan facility in the amount of $6.0 million (collectively, the “Credit Facility”). The revolving credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions and includes a $10.0 million sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, we borrowed a total of $6.0 million under the term loan facility for general working capital purposes. As of September 30, 2009, there were no amounts outstanding under the revolving credit facility.
     The revolving credit loans and term loans bear interest, at our option, at either (i) the British Bankers Association London Interbank Offered Rate (known as LIBOR), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate. For term loans, these rates are adjusted up 100 basis points for LIBOR loans and down 100 basis points for all other loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on our consolidated leverage ratio, as defined in the credit agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for all other loans. A default rate applies on all obligations in the event of a default under the credit agreement at an annual rate equal to 2% above the applicable interest rate. We were also required to pay other customary commitment fees and upfront fees for this Credit Facility. The interest rate as of September 30, 2009, for the term loan and for the revolving credit facility was 4.55%.
     Our obligations under the credit agreement and all related documents are collateralized by a security interest in our personal and fixture property, instruments, documents, chattel paper, deposit accounts, claims, investment property, contract rights, general intangibles, and certain intellectual property rights. As additional security, we have granted to Bank of America a mortgage, assignment of rents, and security interest in fixtures relating to our property in Belfast, Maine, and pledged all stock of any domestic subsidiary that may be formed or acquired and 65% of our foreign subsidiaries’ stock. If we acquire or form any United States subsidiary, that subsidiary shall be required to provide a joint and several guaranties of all of our obligations under the credit agreement as primary obligor.
     The credit agreement contains customary default provisions, including, without limitation, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap with Bank of America), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the credit agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement. The credit agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures. As of September 30, 2009, we were in compliance with our covenants under the credit agreement.
Capital Leases
     As of September 30, 2009, there was a total of $6.4 million in aggregate principal amount outstanding under a series of capital leases with one financing company. The implicit rate in the leases are 5.8% per annum, and they are payable on a monthly basis through June 2012.
Off-Balance Sheet Arrangements
     As of September 30, 2009, and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
     The summary of outstanding contractual obligations as of September 30, 2009, is as follows:

	Payments Due by Period
		Less than 1			After 5
	Total	year	1-3 years	3-5 years	years	Other

Long-term debt	$5,700	$300	$600	$4,800	$—	$—
Capital lease obligations	6,377	2,823	3,554	—	—	—
Operating lease obligations	31,536	5,281	10,199	10,547	5,509	—
Other	377	—	—	—	—	377

Total	$43,990	$8,404	$14,353	$15,347	$5,509	$377

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
     Other amount consists of uncertain tax benefits relating to research and development credits. We have not utilized these credits, nor do we have an expectation of when these credits would be challenged. As of September 30, 2009, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service provider Vision Business Process Solutions, Inc. and International Business Machines Corporation for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. Although the contracts are denominated in U.S. dollars, the fees in one of our vendor contracts are subject to adjustment based upon fluctuation in exchange rates between the India Rupees and the U.S. dollar. For the three and nine months ended September 30, 2009, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $104.6 million at September 30, 2009. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     Interest Rate Risk. As of September 30, 2009, we had long-term debt and capital lease obligations totaling $12.1 million, which have both variable and fixed interest rate components. We have entered into an interest rate swap intended to mitigate variability in interest rate movements on our term loan. The swap has an amortizing notional amount over the swap agreement. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.
     The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at September 30, 2009.

		Initial				Maturity	Fair Value at
		Notional			Fiscal Year	(Fiscal	September 30,
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	2009

Interest rate swap — variable to fixed	Interest on Term Loan	$5,850	LIBOR plus 1%	4.55% fixed	2008	2028	$(506)
     At September 30, 2009, there were no amounts outstanding under the revolving credit facility; however, we can draw up to $15.0 million under this line of credit at any time. At September 30, 2009, there was $5.7 million outstanding on the term loan. If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2009 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control
There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          A complaint has been filed by NetDeposit, LLC, a wholly owned subsidiary of Zions Bancorporation, naming the Company and several other defendants in a patent infringement case (NetDeposit, LLC v. Allegiance MD Software, Inc. et al, Civil Action No. 1:2009-cv-00520- UNA, United States District Court for the District of Delaware). The complaint alleges that we have infringed on a patent issued in 2002 entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” and it seeks an injunction enjoining infringement, treble damages, and attorneys’ fees. At this time we have not been served with process in connection with this case. We believe that we have meritorious defenses to the complaint and will contest the claims vigorously.
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
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions, and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
We may not see the benefits of, or have our services approved under, programs initiated to counter the effects of the current economic situation or foster the adoption of certain health information technologies, which could reduce client demand, trigger certain guarantee obligations, and affect our access to the market.
     Although government and industry programs have been initiated to counter the effects of the current economic situation and foster the adoption of certain health information technologies, we cannot assure you that we will receive any funds from, or have our services approved under, those programs. For example, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, has authorized approximately $17 billion in expenditures to further adoption of electronic health records, and entities such as the Massachusetts Healthcare Consortium have offered to subsidize such adoption, as permitted by recent changes in federal regulations.
     While we believe that our service offerings will meet the requirements of the HITECH Act and other programs in order for our clients to qualify for reimbursement for implementing and using our services, there can be no certainty that any of the planned reimbursements, if made, will be made in regard to our services. To the extent that we do not qualify for or participate in such subsidy programs, demand for our services may be reduced, which may decrease our revenues perhaps materially. Furthermore, we have offered certain existing and prospective clients a guarantee that they will receive reimbursement under the 2011 HITECH Act program year for meaningful use of our athenaClinicals EHR service. If such reimbursements are delayed or not made because of a failure on our part, we could be obligated to credit up to six months of our EHR services fees for each client participating in our guarantee program, causing us to incur warranty expense.

     In addition, if our services are not approved or included as a preferred solution under certain programs, our access to the market could be reduced. For example, the Health Information Technology Extension Program under the HITECH Act provides for 70 or more regional centers that will assist local healthcare providers in selecting and using EHR products and services. If any of our services are not approved, or not included in a list of preferred products and services, under one or more programs, demand for our services and our access to the market could be reduced, which could have a material adverse effect on our business, including a material decrease in revenues and possibly market share.
We depend upon two third-party service providers for important processing functions. If either of these third-party providers does not fulfill its contractual obligations or chooses to discontinue its services, our business and operations could be disrupted and our operating results would be harmed.
     We have entered into service agreements with IBM Corporation and Vision Business Process Solutions Inc., a subsidiary of Perot Systems Corporation, to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. Among other things, these providers process critical claims data and patient statements. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed. Failure of either service provider to perform satisfactorily could result in client dissatisfaction, disrupt our operations, and adversely affect operating results. With respect to these service providers, we have significantly less control over the systems and processes involved than if we maintained and operated them ourselves, which increases our risk. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources, and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients, and reduction of our revenue or operating margin.
Various risks could affect our worldwide operations, exposing us to significant costs.
     We conduct operations throughout the world, including the United States, India, and the Philippines, either directly or through our service providers. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, terrorism, labor issues, natural disasters, and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our services or meet our contractual obligations, the cost of our services, client satisfaction, our ability to attract or maintain clients, and, ultimately, our profits.
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
     As of September 30, 2009, the IRS is auditing our 2007 and 2008 tax returns. .
We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.
     Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation. While we have one issued U.S. patent and have six more U.S. patent applications pending, we may be unable to obtain further meaningful patent protection for our technology. In addition, any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we now or may in the future conduct operations or contract for services may afford little or no effective protection of our intellectual property. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of such terms on our business is somewhat unknown. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.
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
Potential healthcare reform and new regulatory requirements placed on our software, services, and content could impose increased costs on us, delay or prevent our introduction of new services types, and impair the function or value of our existing service types.
     Our services may be significantly impacted by healthcare reform initiatives and are subject to increasing regulatory requirements, either of which could affect our business in a multitude of ways. If substantive healthcare reform or applicable regulatory requirements are adopted, we may have to change or adapt our services and our software to comply. Reform or changing regulatory requirements may render our services obsolete or may block us from accomplishing our work or from developing new services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop services or software. It may also make the introduction of new service types more costly or more time consuming than we currently anticipate. Such changes may even prevent introduction by us of new services or make the continuation of our existing services unprofitable or impossible.

Potential additional regulation of the disclosure of health information outside the United States may adversely affect our operations and may increase our costs.
     Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state level that would limit, forbid, or regulate the use or transmission of medical information outside of the United States. Such legislation, if adopted, may render our use of our off-shore partners, such as our data-entry and service providers, IBM Corporation and Vision Business Process Solutions Inc., for work related to such data impracticable or substantially more expensive. Alternative processing of such information within the United States may involve substantial delay in implementation and increased cost.
Changes in the healthcare industry could affect the demand for our services, cause our existing contracts to terminate, and negatively impact the process of negotiating future contracts.
     As the healthcare industry evolves, changes in our client and vendor bases may reduce the demand for our services, result in the termination of existing contracts, and make it more difficult to negotiate new contracts on terms that are acceptable to us. For example, the current trend toward consolidation of healthcare providers within hospital systems may cause our existing client contracts to terminate as independent practices are merged into hospital systems. Such larger healthcare organizations may also have their own practice management services and health IT systems, reducing demand for our services. Similarly, client and vendor consolidation results in fewer, larger entities with increased bargaining power and the ability to demand terms that are unfavorable to us. If these trends continue, we cannot assure you that we will be able to continue to maintain or expand our client base, negotiate contracts with acceptable terms, or maintain our current pricing structure, and our revenues may decrease.
Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.
     Our financial statements are subject to the application of U.S. GAAP, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse impact on our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Default Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.
     (a) Exhibits.

Exhibit
No.	Exhibit Index

†10.1*	Employment Agreement by and between the Registrant and Dawn Griffiths, dated May 30, 2008

†10.2*	Form of Incentive Stock Option Agreement under the Registrant’s 2007 Stock Option and Incentive Plan

†10.3*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2007 Stock Option and Incentive Plan

10.4*	Exhibits and schedules to the Credit Agreement by and between the Registrant and Bank of America, N.A., dated September 30, 2008 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.5*	First Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated December 12, 2008

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

†	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.
By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Carl B. Byers
Carl B. Byers
Chief Financial Officer and Senior Vice President

Date: October 30, 2009