Form 10-K
period 2009-12-31
ATHENAHEALTH INC
filed 2010-03-15
CIK 1131096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,169,309,706.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At March 12, 2010, the registrant had 34,034,323 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

INDEX

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	44
Item 2.	Properties	44
Item 3.	Legal Proceedings	44
Item 4.	(Removed and Reserved)	44

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Item 6.	Selected Financial Data	48
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	68
Item 8.	Financial Statements and Supplementary Data	68
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	68
Item 9A.	Controls and Procedures	68
Item 9B.	Other Information	72

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item 13.	Certain Relationships and Related Transactions, and Director Independence	72
Item 14.	Principal Accounting Fees and Services	72

PART IV
Item 15.	Exhibits, Financial Statement Schedules	73
SIGNATURES		76
EX-10.24 MASTER EQUIPMENT LEASE AGREEMENT BY AND BETWEEN CIT TECHNOLOGIES CORPORATION AND THE REGISTRANT, DATED JUNE 1, 2007
EX-10.27 PROFESSIONAL SERVICES AGREEMENT BY AND BETWEEN THE REGISTRANT AND INTERNATIONAL BUSINESS MACHINES CORPORATION DATED AS OF OCTOBER 2, 2009
EX-10.28 MASTER AGREEMENT FOR U.S. AVAILABILITY SERVICES BETWEEN SUNGARD AVAILABLILITY SERVICES LP AND THE REGISTRANT, DATED DECEMBER 1, 2009, AS AMENDED
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-32.1 CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

i

EXPLANATORY NOTE REGARDING RESTATEMENT

In this Annual Report on Form 10-K, the terms “athena,” “athenahealth,” “we,” “us,” and “our” refer to athenahealth, Inc. and its subsidiaries, Anodyne Health Partners, Inc., athenahealth MA, Inc., and athenahealth Technology Private Limited, and any subsidiary that may be acquired or formed in the future.

athenahealth, athenaNet, and the athenahealth logo are registered service marks of athenahealth; Anodyne Analytics, Anodyne Intelligence Platform, athenaClinicals, athenaCollector, athenaCommunicator, athenaEnterprise, athenaRules, PayerView, and ReminderCall are service marks of athenahealth. This Annual Report on Form 10-K also includes the registered and unregistered trademarks and service marks of other persons.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2009, includes restatement of the following previously filed consolidated financial statements and data (and related disclosures): (1) our consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2007 and 2008; (2) our selected financial data as of and for our fiscal years ended December 31, 2005, 2006, 2007, and 2008, located in Part II, Item 6 of this Annual Report on Form 10-K; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2007 and 2008, contained in Part II, Item 7 of this Annual Report on Form 10-K; and (4) our unaudited quarterly financial information for each quarter in our fiscal year ended December 31, 2008, and for the first three quarters in our fiscal year ended December 31, 2009, in Note 20, “Summarized Quarterly Unaudited Financial Data” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We have completed our previously announced internal accounting review related to the amortization period for deferred implementation revenue. Implementation revenue consists primarily of professional services fees related to assisting customers with the implementation of our services. These non-refundable fees are generally billed up front and recorded as deferred revenue until the implementation is complete and then recognized ratably over the expected performance period. Previously, the expected performance period was estimated based upon the initial customer contract terms, the vast majority of which were one year in duration. Implementation and other revenue has ranged from four to seven percent of total revenue on an annual basis since 2007.

As a result of this review, we have concluded that in prior and future periods, we will amortize deferred implementation revenue over a longer expected performance period of twelve years in order to reflect the estimated expected customer life. Accordingly, we will restate the “implementation and other” revenue within our previously filed consolidated financial statements to reflect the longer amortization period for deferred implementation revenue. We will continue to record implementation expenses in the period as incurred. The length of the amortization period for deferred implementation revenue recognition does not impact cumulative total implementation revenue under contract nor does it impact cash flow. The restatement will result in the deferral to future periods of $22.3 million of implementation revenue previously recognized through September 30, 2009.

In addition, in connection with the restatement, certain prior year amounts have been reclassified to conform to revised accounting policies. These reclassifications had no effect on net income or shareholders’ equity for any period and pertain to: (1) reimbursements of out-of-pocket expenses that were previously netted against corresponding expense and have now been grossed up and included in “implementation and other” revenue; (2) certain deferred tax liabilities that have been reclassified from non-current to current; (3) draw downs of capital leased lines that were previously presented as sources of cash within the financing activities section of the cash flow statements and have now been reclassified as investing activities; and (4) the excess tax benefit from stock-based awards that were previously presented as sources of cash within the “operating activities” section of the consolidated statements of cash flows in the accrued expense line have been reclassified as “operating activities” in the excess tax benefit from stock-based awards line item.

Financial information included in the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed by us prior to March 15, 2010, and all earnings, press releases, and similar communications issued by us prior to March 15, 2010, should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K.

ii

For more information regarding the restatement, please refer to Part II, Item 6, “Selected Financial Data”; Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 2, “Restatement and Reclassification of Previously Issued Consolidated Financial Statements,” and Note 20, “Summarized Quarterly Unaudited Financial Data,” of the Notes to Consolidated Financial Statements in Part II, Item 8; and Part II, Item 9A, “Controls and Procedures.”

iii

PART I

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including those regarding our patient cycle management service; the combination or integration of newly acquired services with athenaCollector and athenaNet; expanded sales and marketing efforts; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity issues; additional fundraising; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our expectations for future financial or operational performance, product and service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology.

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

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market share, is based on information from independent industry analysts and third-party sources (including industry publications, surveys, and forecasts), our internal research, and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable. None of the sources cited in this Annual Report on Form 10-K has consented to the inclusion of any data from its reports, nor have we sought their consent. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information. While we believe the market position, market opportunity, and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” in Item 1A of Part 1 of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Item 1.	Business.

Overview

athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-

related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, that automates and manages medical-record-related functions for physician practices and includes an electronic health record, or EHR, platform. ReminderCall, which we added to our service suite in September 2008, is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling. We have now combined ReminderCall with other automated patient messaging services, live operator services, and a patient web portal in the first edition of our athenaCommunicator services suite that we beta launched in 2009 and expect to offer commercially in the first half of 2010. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. As a complement to these services, our newest offering, Anodyne Analytics, is a web-based, Software-as-a-Service business intelligence platform that organizes and displays detailed and insightful practice performance data for decision makers at our client practices. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.

In the last six years, we have primarily focused on developing our proprietary Internet-based software application and integrated service operations to expand our client base. In 2005, we formed a subsidiary in India to complement our U.S.-based software development activities and to work closely with our business partners in India. In September 2008, we completed our first acquisition, purchasing the assets of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net), a privately held company that developed ReminderCall and associated services. We continued this expansion of our offerings in October 2009 with our acquisition of our new operating subsidiary, Anodyne Health Partners, Inc. (“Anodyne”), a privately held company that developed the Anodyne Analytics service. In 2009, we generated revenue of $188.5 million from the sale of our services, compared to $136.3 million in 2008. As of December 31, 2009, there were more than 23,350 medical providers, including more than 15,700 physicians, using our services across 43 states and the District of Columbia and 60 medical specialties.

Market Opportunity

We believe that the market opportunity for our services is, in large part, currently driven by physician practice collections in the United States. According to the U.S. Centers for Medicare and Medicaid Services, physician and clinical services spending increased since 2000 by an average of 7.0% per year to $496 billion in 2008.

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

Physician practice-based billing activities that are required to ensure appropriate payment for services rendered have increased in number and complexity for the following reasons:

•	Diversity of health benefit plan design. Health insurers have introduced a wide range of benefit structures, many of which are customized to unique goals of particular employer groups. This has resulted in an increase in rules regarding who is eligible for healthcare services, what healthcare services are eligible for reimbursement, and who is responsible for payment for healthcare services delivered.

•	Dynamic nature of health benefit plan design. Health insurers continuously update their reimbursement rules based on ongoing monitoring of consumption patterns, in response to new medical products and procedures, and to address changing employer demands. As these changes are made frequently throughout the year and are frequently specific to each individual health plan, physician practices need to be continually aware of this dynamic element of the reimbursement cycle as it could impact overall reimbursement and specific workflows.

•	Proliferation of new payment models. New health benefit plans and reimbursement structures have considerably modified the ways in which physician practices are paid. For example, there is an increasing trend toward consumer-driven health plans, or CDHPs, that require a far greater portion of fees to be paid by the consumer, typically until a pre-specified threshold is achieved. Care-based initiatives, including pay-for-performance, or P4P programs, which provide reimbursement incentives centered around capture and submission of specified clinical information, have dramatically increased the administrative and clinical documentation burden of the physician practice.

•	Changes in the regulatory environment. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, required changes in the way private health information is handled, mandated new data formats for the health insurance industry, and created new security standards. Among the changes introduced by HIPAA, physicians have been required to adopt National Provider Identifiers, and this has affected physician practice billing and collection workflow requirements.

In addition to administering typical business functions, physician practices must invest significant time and resources in activities that are required to secure reimbursement from patients or third-party payers and process inbound and outbound communications related to physician orders to laboratories and pharmacies. In order to process these communications, physician practices often manipulate locally or remotely installed software, execute paper-based and fax-based communications to and from payers, and conduct telephone-based discussions with payers and intermediaries to resolve unpaid claims or to inquire about the status of transactions.

The Established Model

Currently, the majority of physician practices bill for their services in one of three ways: purchasing, installing, and operating locally installed practice management software; paying for use of remotely installed “on-demand” practice management software; or hiring a third-party billing service to collect billing-related information and input the information into a software system maintained by the service. In terms of medical-record-management, the majority of physician practices rely on paper-based systems or use locally or remotely installed EHR software to generate electronic medical record information. However, these software systems do not eliminate paper-based transactions and information exchanges with intermediaries such as labs, pharmacies, and hospitals. Physician practices are still responsible for inputting all medical record information into the software, as these systems are not automatically linked to those of the intermediaries. In many instances, the solutions that are installed at a physician practice or a remote location are operated by that practice’s administrative staff. As the complexity and number of health benefit plan payer rules has increased, the ability of locally or remotely installed software solutions to keep up with new and revised payer rules has lagged behind this trend, leading to higher levels of unpaid claims, prolonged billing cycles, increased clinical inefficiencies, and missed opportunities for reimbursements for participation in P4P programs. While locally or remotely installed software has been shown to provide improvement in physician practice efficiency and collections relative to paper-based systems, we believe that such standalone software is not suited for today’s dynamic and increasingly complex healthcare system.

Despite advances in practice management and EHR software to address the administrative needs of physician practices, the billing, collections, and medical record management functions remain expensive, inefficient, and challenging for many physician practice groups. We believe that established locally or remotely installed physician practice management and EHR software has generally suffered from the following challenges:

•	Software is static and isolated. Payer rules change continuously, and the systems used to seek reimbursement require constant updating to remain accurate. If it is not linked to a centrally hosted, continuously updated knowledge base of payer rules, software typically cannot reflect real-time changes based upon health-benefit-plan-specific requirements. Additionally, since most software vendors are not in the business of processing claims, they are often unaware of the creation of new payer rules and changes to existing payer rules. As a result, physician practices typically have the responsibility to navigate this complex and dynamic reimbursement system in order to submit accurate and complete claims. We believe that their inability to keep current on these rule changes is the single largest factor leading to claims denials and diverting time and resources away from revenue and clinical cycle workflow.

•	Software requires reliance on physician practice personnel. Physician practices have difficulty managing the increased complexity of billing, collections, and medical record management because they lack the necessary infrastructure and suffer from significant staff turnover rates. Despite attempts to automate workflow, many software solutions still require that a number of healthcare supply chain interactions be executed manually via paper, fax, or phone. These manual interactions include insurance product monitoring, insurance eligibility, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submitting of lab requisitions, and monitoring and classification of all inbound faxes. These tasks are prone to human error, are inefficient, and generally require the accumulation of rules and claims processing knowledge by the individuals involved. High employee turnover in physician practices leads to critical reimbursement and transaction processing knowledge being lost.

•	Software vendors are not paid on results. Most established practice management and EHR software companies operate under a business model that does not directly incentivize them to improve their clients’ financial and operational results. The established software business model involves a substantial upfront license payment in addition to ongoing maintenance fees. While the goal of practice management and EHR software is to improve reimbursement and clinical efficiency, the responsibility for realizing these efficiencies still largely rests on physician practices’ administrative and clinical staff.

We believe that the use of traditional outsourced back-office service providers does not adequately compensate for the deficiencies of the locally or remotely installed software model. Such service providers generally rely on third-party software that suffers from the same deficiencies that physicians experience when they perform their own back-office processing operations. The software often is not connected to payer rules that can be enforced in real time by office staff throughout the patient workflow. In addition, these service providers typically operate discrete databases and sometimes utilize separate processes for each client they serve, which affords limited advantages of scale, thereby conferring limited cost advantages to physician practices. Without either control over the software application or an integrated rules database, outsourced service providers cannot offer physicians the benefits of our Internet-based business service model.

The payer universe is dynamic and continuously growing in complexity as rules are changed and new rules are added, making it extremely difficult for physician practices, and even payers, to effectively manage the reimbursement rules landscape. In addition, clinical data management and reporting is also beginning to impact reimbursement for physician practices. While locally or remotely installed software has struggled to meet these challenges, the Internet has developed in the broader economy into a reliable and efficient medium that opens the door to entirely new ways of performing business functions. The Internet is ideally suited to centralization of the large-scale research needed to stay current with payer rules and to the instantaneous dissemination of this information. The Internet also allows real-time consolidation and centralized execution of administrative work across many medical practice locations. As a result, the health care industry is well suited to benefit from the efficiency and effectiveness of the Internet as a delivery platform.

Our Solution

The dynamic and increasingly complex healthcare market requires an integrated solution to manage the reimbursement and clinical landscape effectively. We believe that we are the first company to integrate web-based software, a continually updated database of payer rules, back-office service operations, and automated and live patient communication services into a single Internet-based business service for physician practices.

We seek to deliver these services at each critical step in the revenue and clinical cycle workflow through a combination of software, knowledge, and work:

•	Software. athenaNet, our proprietary web-based practice management and EHR application, is a workflow management tool used to properly handle billing, collections, patient communications, and medical-record-management-related functions. All users across our client-base simultaneously use the same version of our software application, which connects them to our continually updated database of payer rules and to our services team.

•	Knowledge. athenaRules, our proprietary database of payer reimbursement process rules, enforces physician practice workflow requirements and is continually updated with payer-specific coding and documentation information. This knowledge continues to grow as a result of our years of experience managing back-office service operations for hundreds of physician practices, including processing medical claims with tens of thousands of health benefit packages. athenaRules is also designed to access medication formularies, identify potential medication errors such as drug-to-drug interactions or allergy reactions, and identify the specific clinical activities that are required to comply with P4P programs.

•	Work. The athenahealth service operations, consisting of approximately 582 people, interact with clients at all key steps of the revenue and clinical cycle workflow. These operations include setting up medical providers for billing, checking the eligibility of scheduled patients electronically, submitting electronic and paper-based claims to payers directly or through intermediaries, processing clinical orders, receiving and processing checks and remittance information from payers, documenting the result of payers’ responses, and evaluating and resubmitting claims denials.

We are economically aligned with our physician practice clients because payment for our services in most cases is dependent on the results our services achieve for our clients. The positive results of our approach are seen in the significant growth in the number of clients serviced, collections under management, and overall revenue in each of the preceding nine years.

Key advantages of our solution include:

•	Low total cost of the athenahealth solutions. The cost of our services includes a modest upfront expenditure for implementation and training, with ongoing monthly service fees typically based on a percentage of client collections. This approach differs from the established model that requires upfront investments in software, hardware, implementation service and support, and additional information technology staff. We continually update our web-based software and add or revise over 100 rules on average each month in our shared payer knowledge base, which enables our clients to use these new features with minimal disruption and no incremental cost. Once implemented, our clients access our services by using an Internet connection and a web browser. We believe that our services-based model provides advantages to our clients based on the elimination of future upgrade, training, and extra follow-up costs associated with the established model.

•	Comprehensive payer rules engine that is continuously expanded and updated. We believe that we have the largest and most comprehensive continually updated database of payer reimbursement process rules in the United States. We collect health-benefit-plan-specific processing information so that the medical office workflow and the work of our service operations can be tailored to the requirements of each health benefit plan. Real-time error alerts automatically triggered by our rules engine enable our clients in many cases to catch billing-related errors immediately at the beginning of the reimbursement cycle, fix these errors quickly, and generate medical claims that achieve high first-pass success rates. Payer rules change frequently and are not commonly published by payers; therefore most rules must be learned from experience. We have full-time staff focused on finding, researching, documenting, and implementing new rules, enabling our solution to consistently deliver quantifiably improved financial results for our clients. Additionally, we discover and implement even more new rules as new clients connect to our rules engine and expose our staff to new reimbursement scenarios. Our other clients benefit from the addition of these new rules, and this continuous updating increases our value proposition benefiting both current and future clients.

•	Real-time workflow and process optimization result in improved financial and operational outcomes. Our solution enables real-time communications between the physician practice’s staff and our service operations staff throughout the patient encounter and billing processes. We believe that this online interaction is vital for delivering the financial and operational performance our clients enjoy. The monitoring and managing of physician practice workflows allows us to stay close to client needs and constantly upgrade our offerings in order to improve the effectiveness of our overall service. These elements allow us to identify and influence critical practice workflow steps to maximize billing performance and deliver improved financial and operational outcomes for our clients.

•	Critical mass and access to superior scale and capabilities. We have taken physician back-office tasks that would otherwise be performed on a local or regional basis and have brought them together on a single national platform. Our platform was designed and constructed to enable us to assume responsibility for the completion of automated and manual tasks in the revenue and clinical workflow cycles, while providing critical tools and knowledge to effectively assist clients in completing those tasks that must be done on-site in the physician practice. As a result of our centralized infrastructure, we can apply a broad array of resources (from athenahealth, our clients, and our off-shore partners) to address the myriad of discrete tasks within the revenue and clinical workflow cycles in a cost-effective manner. This approach allows us to deliver services and performance superior to what any particular physician practice could achieve on its own.

Our Strategy

Our mission is to be the most trusted business service to medical groups. Key elements of our strategy include:

•	Remaining intensely focused on our clients’ success. Our business model aligns our goals with our clients’ goals and provides an incentive for us to improve the performance of our clients continually. We believe that this approach enables us to maintain client loyalty, enhance our reputation, and improve the quality of our solutions.

•	Maintaining and growing our payer rules database. Our rules engine development work is designed to increase the percentage of transactions that are successfully executed on the first attempt and to reduce the time to resolution after claims or other transactions are submitted. We continue to develop our centralized payer reimbursement process rules database, athenaRules, by learning from experience gained across our national network of clients.

•	Attracting new clients. We expect to continue with current and expanded sales and marketing efforts to address our market opportunity by aggressively seeking new clients. We believe that our Internet-based business services provide significant value for physician practices of any size. With more than 600,000 practicing physicians in the United States, we estimate that our client base currently represents less than three percent of the U.S. addressable market for revenue cycle management and clinical cycle management services.

•	Increasing revenue per client by adding new service offerings. We expanded our offerings in September 2008 by acquiring the assets of Crest Line Technologies, LLC, which provided our ReminderCall service, and in October 2009 by acquiring Anodyne, which developed our Anodyne Analytics service. In 2009, we beta launched our athenaCommunicator services suite that combined ReminderCall with other automated patient messaging services, live operator services, and a patient web portal, and we expect to offer athenaCommunicator commercially in the first half of 2010. We continue to explore additional services to address other administrative tasks within physician practices.

•	Expanding operating margins by reducing the costs of providing our services. We believe that we can increase our operating margins as we increase the scalability of our service operations. Our integrated operations enable us to deploy efficient and effective resources in providing our services.

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

athenaCollector

Our principal offering, athenaCollector, is our revenue cycle management service that automates and manages billing-related functions for physician practices and includes a practice management platform. athenaCollector assists our physician clients with the proper handling of claims and billing processes to help manage reimbursement quickly and efficiently.

Software (athenaNet)

Through athenaNet, athenaCollector utilizes the Internet to connect physician practices to our rules engine and service operations team. In its 2009 year-end “Best in KLAS” survey, KLAS Enterprises, LLC, a healthcare information technology industry research firm, reported athenaNet No. 1 in the Other Revenue Cycle Solutions category for practices with a single physician, No. 1 in the Practice Management category for practice groups with two to five physicians, No. 2 in the Practice Management category for practice groups with six to 25 physicians, and No. 2 in the Practice Management category for practice groups with 25 to 100 physicians. Apart from the single-physician practice category, which was first instituted in 2008, athenaNet has been ranked in the top 5 in each of these categories in each annual Best in KLAS ranking since 2004.

athenaNet includes a workflow dashboard used by our clients and our services team to track claims requiring edits in real-time before they are sent to the payer, claims requiring work that have come back from the payer unpaid, and claims that are being held up due to administrative steps required by the individual client. This Internet-native functionality provides our clients with the benefits of our database of payer rules as it is updated and enables them to interact with our services team to efficiently monitor workflows. The Internet-based architecture of athenaNet allows each transaction to run through our centralized rules engine so that mistakes can be corrected quickly across all of our clients. In the future, we plan to further leverage the efficiencies currently provided by athenaNet with the additional detail and analysis offered by our Anodyne Analytics service.

Knowledge (athenaRules)

Physician practices route all of their day-to-day electronic and paper-based payer communications to us, which we then process using athenaRules and our service operations to avoid reimbursement delays and improve practice performance. Our proprietary database of payer knowledge has been constructed based on over nine years of experience in dealing with physician workflow in hundreds of physician practices with medical claims from tens of thousands of health benefit packages. The core focus of the database is on the payer rules, which are the key drivers of claim payment and denials. Understanding denials allows us to construct rules to avoid future denials across our entire client base, resulting in increased automation of our workflow processes. On average, over 100 rules are added or revised in our rules engine each month. athenaRules has been designed to interact seamlessly with athenaNet in the medical office workflow and in our service operations.

Work (athenahealth Service Operations)

athenahealth Service Operations enables the service teams that collaborate with client staff to achieve successful transactions. Our Service Operations consists of both knowledgeable staff and technological infrastructure used to execute the key steps associated with proper handling of physician claims and clinical data management. The service team is comprised of approximately 582 people on our service teams who interact with physicians, providers, and clinicians at all of the key steps in the revenue cycle, including:

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

athenaClinicals

athenaClinicals is our clinical cycle management service that automates and manages medical-record-management-related functions for physician practices and includes an EHR platform. It assists medical groups with the proper handling of physician orders and related inbound and outbound communications to ensure that orders are carried out quickly and accurately and to provide an up-to-date and accurate online patient clinical record. athenaClinicals is designed to improve clinical administrative workflow, and its software component has received certification from the Certification Commission for Healthcare Information Technology, or CCHIT, under that body’s 2008 standards.

Software (athenaNet)

Through athenaNet, athenaClinicals displays key clinical measures by office location related to the drivers of high quality and efficient care delivery on a workflow dashboard, including lab results requiring review, patient referral requests, prescription requests, and family history of previous exams. According to the 2009 year-end “Best in KLAS” survey, athenaClinicals achieved 100% client confidence in its ability to enable clients to meet the 2011 Meaningful Use standards under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). Similar to its functionality within athenaCollector, athenaNet provides comprehensive reporting on a range of clinical results, including distribution of different procedure codes (leveling), incidence of different diagnoses, timeliness of turnaround by lab companies and other intermediaries, and other key performance indicators.

Knowledge (athenaRules)

Clinical data must be captured according to the requirements and incentives of different payers and plans. Clinical intermediaries such as laboratories and pharmacy networks require specific formats and data elements as well. athenaRules is designed to access medication formularies, identify potential medication errors such as drug-to-drug interactions or allergy reactions, and identify the specific clinical activities that are required to adhere to P4P programs including Medicare incentive payments under the HITECH Act, which can add incremental revenue to the physician practice.

Work (athenahealth Service Operations)

athenaClinicals provides the additional functionality that we believe medical groups expect from an EHR to help them complete the key processes that affect the clinical care record related to patient care, including:

•	identifying available P4P programs, incentives, and enrollment requirements and assisting with the enrollment and data submission for those programs;

•	entering data about patient encounters as they happen;

•	delivering outbound physician orders such as prescriptions and lab requisitions; and

•	capturing, classifying, and presenting inbound documentation, such as lab results, electronically or via fax.

athenaCommunicator

As a result of our acquisition of the assets of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net) in September 2008, we offer automated messaging services that remind patients of appointment details and allow them to use that automated system to confirm or reschedule the appointment or to speak with a live operator. These services help to reduce no-shows and thereby increase the number of revenue-generating appointments. We have renamed these services ReminderCall and expanded their marketing to our existing clients and prospective clients while also offering our other services to existing MedicalMessaging clients. We have developed an expanded set of services, called athenaCommunicator, which includes ReminderCall and other automated patient messaging services, live operator services, and a patient web portal. A beta version of athenaCommunicator was first offered to clients in July 2009, and, although the specific packaging, pricing, and marketing plans for this new service line have not been completed, we expect to offer an initial commercial version of these services in the first half of 2010, with expanded versions likely to follow in subsequent years.

Anodyne Analytics

With the acquisition of our newest operating subsidiary, Anodyne, in October 2009, we expanded the business intelligence function of our existing services through the addition of Anodyne Analytics. This web-based Software-as-a-Service platform organizes and analyzes billing and claims-based data, allowing physician practices to quickly and easily visualize that data through a wide array of business performance metrics. These metrics can be provided either as broad, practice-wide summaries or as discrete, highly specific analyses based on complex user-defined requests. In the future, we plan to further leverage the efficiencies currently provided by athenaNet with the additional detail and analysis offered by Anodyne Analytics and the Anodyne Intelligence Platform.

Sales and Marketing

We have developed a sales and marketing capability aimed at expanding our network of physician clients and expect to expand these efforts in the future. We have a significant direct sales effort, which we augment through our indirect channel relationships.

Direct Sales

As of December 31, 2009, we employed a direct sales and sales support force of 124 employees. Of these employees, 94 were sales professionals. Due to of our ongoing service relationship with clients, we conduct a consultative sales process. This process includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services. Our sales team can be divided into three groups: the enterprise team who are dedicated to physician practices with 150 or more physicians; the group team who are dedicated to physician practices with four to 149 physicians; and the small group team who are dedicated to physician practices with one to three physicians. This sales force includes 45 quota-carrying sales representatives, five members of the enterprise team, 18 members of the group team, and 22 members of the small group team. Our sales force is supported by 30 personnel in our marketing organization who provide specialized support for promotional and selling efforts.

Channel Partners

In addition to our employed sales force, we maintain business relationships with individuals and organizations that promote or support our sales or services within specific industries or geographic regions, which we refer to as channels. We refer to these individuals and organizations as our channel partners. In most cases, these relationships are generally agreements that compensate channel partners for providing us sales lead information that results in sales. These channel partners generally do not make sales but instead provide us with leads that we use to develop new business through our direct sales force. Other channel relationships permit third parties to act as value-added resellers or as independent sales representatives. In some instances, the channel relationship involves endorsement or promotion of our services by these third parties. In 2009, channel-based leads were associated with approximately half of our new business. Our channel relationships include state medical societies, healthcare information technology product companies, healthcare product distribution companies, and consulting firms. Examples of these types of channel relationships include:

•	the Ohio State Medical Society;

•	Eclipsys Corporation; and

•	WorldMed Shared Services, Inc. (d/b/a PSS World Medical Shares Services, Inc.), or PSS.

In May 2007, we entered into a marketing and sales agreement with PSS for the marketing and sale of athenaClinicals and athenaCollector. The agreement has an initial term of three years and may be terminated by either party for cause or convenience. The agreement shall automatically renew after the initial term for successive one year periods unless athenahealth or PSS gives notice of termination no later than sixty days prior to expiration of the then-current term. Under the terms of the agreement, we will pay PSS sales commissions based upon the estimated contract value of orders placed with PSS, which will be adjusted 15 months after the date the service begins for each client, in order to reflect actual revenue received by us from clients. Subsequent commissions will be based upon a specified percentage of actual revenue generated from orders placed with PSS. We funded $0.3 million toward the establishment of an incentive plan for the PSS sales representatives during the first twelve months of the agreement and are responsible for co-sponsoring training sessions and conducting on-line education for PSS sales representatives.

Under the terms of the agreement, athenahealth’s revenue cycle services and clinical cycle services are now the exclusive revenue and clinical cycle solutions sold by PSS, except that PSS may sell clinical cycle services not based on an application service provider model. Additionally, the terms of the agreement prohibit us from entering into a similar agreement with any business that has, as its primary source of revenue, revenue from the business of distributing medical and surgical supplies to the physician ambulatory care market in the United States. None of our existing channel relationships are affected by our exclusive arrangement with PSS, and while our agreement with PSS precludes us from entering into similar arrangements with other distributors of medical and surgical supplies to the physician ambulatory care market in the United States, we believe that PSS is of sufficient size so as to offer us a compelling opportunity to market our services to prospective clients that would otherwise be difficult for us to reach. According to PSS, they are the largest provider of medical and surgical supplies to the physician market in the United States, with a sales force consisting of more than 750 sales consultants who distribute medical supplies and equipment to more than 100,000 offices in all 50 states.

Marketing Initiatives

Since our service model is new to most physicians, our marketing and sales objectives are designed to increase awareness of our company, establish the benefits of our service model, and build credibility with prospective clients so that they will view our company as a trustworthy long-term service provider. To execute on this strategy, we have designed and implemented specific activities and programs aimed at converting leads to new clients.

Our marketing initiatives are generally targeted towards specific segments of the physician practice market. These marketing programs primarily consist of:

•	traditional print advertising;

•	sponsoring pay-per-click search advertising and other Internet-focused awareness building efforts (such as social media, online videos, webinars, and destination websites covering compliance and other issues of interest to physician practices);

•	engaging in public relations activities aimed at generating media coverage;

•	participating in industry-focused trade shows;

•	disseminating targeted mail, e-mail, and phone calls to physician practices;

•	conducting informational meetings (such as strategic retreats with targeted potential clients); and

•	dinner seminar series.

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

Technology, Development, and Operations

Our primary data center is in Bedford, Massachusetts with Digital 55 Middlesex, LLC (as successor to Sentinel Properties — Bedford, LLC) and our production data is housed in systems at our Watertown, Massachusetts and Belfast, Maine offices. As backup to the primary data center, we have a backup data center at our Belfast, Maine offices. In addition, in December 2009 we signed a contract with a major provider of disaster recovery services, SunGard Availability Services, LP, to store our disaster recovery plans, deepen the resiliency of our technology recovery infrastructure, and provide disaster recovery testing services. In the case of a significant event at our primary data center, we could become operational in a reasonable timeframe at our backup data center. The services provided by our data centers and disaster recovery service providers are generally commercially available at comparable rates from other service providers.

Our mission-critical business application is hosted by us and accessed by clients using Internet connections or private network connections. We have devoted significant resources to producing software and related application and data center services that meet the functionality and performance expectations of clients. We use commercially available hardware and a combination of proprietary and commercially available software to provide our services. Software licenses for the commercially sourced software are generally available on commercially reasonable terms. The design of our application and database servers is modular and scalable in that, as new clients are added, we are able to add additional capacity as necessary. We refer to this as a “horizontal scaling architecture,” which means that hardware to support new clients is added alongside existing clients’ hardware and does not directly affect existing clients.

We devote significant resources to innovation. We execute monthly releases of new software functionality to our clients each year. Our software development life cycle methodology ensures that each software release is properly designed, built, tested, and rolled out. Our clients all operate on the same version of our software, although some rules are designed to take effect only locally for particular clients. Our software development activities involve approximately 78 technologists employed by us in the United States as of December 31, 2009. We complement this team’s work with software development services from third-party technology development providers in Huntsville, Alabama and Pune, India, and with our own direct employees at our development centers operated through our subsidiaries located in Alpharetta, Georgia, and Chennai, India. In addition to our core software development activities, we dedicate full-time staff to our ongoing development and maintenance of the athenaRules database. On average, over 100 rules are added or revised in our rules engine each month. We also employ process program management and product management personnel, who work continually on improvements to our service operations processes and our service design, respectively.

Once our clients are live on our service, we collaborate with them to generate business results. We employed approximately 582 people in our service operations dedicated to providing these services to our clients as of December 31, 2009. These employees assist our clients at each critical step in the revenue cycle and clinical cycle workflow process and provide services that include insurance benefits packaging, insurance eligibility confirmation, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submission of lab requisitions, and monitoring and classification of all inbound faxes. Additionally, we use third parties for data entry, data matching, data characterization, and outbound telephone services. Currently, we have contracted for these services with International Business Machines Corporation and Vision Business Process Solutions Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. These services are generally commercially available at comparable rates from other service providers.

During 2009, athenahealth:

•	posted approximately $4.9 billion in physician collections;

•	processed over 40 million medical claims;

•	handled approximately 96.5 million charge postings; and

•	sorted over 30 million pages of paper, which amounted to approximately 300,000 pounds of mail.

We depend on satisfied clients to succeed. Our client contracts require minimum commitments by us on a range of tasks, including claims submission, payment posting, claims tracking, and claims denial management. We also commit to our clients that athenaNet is accessible 99.7% of the time, excluding scheduled maintenance windows. Each quarter, our management conducts a survey of clients to identify client concerns and track progress against client satisfaction objectives. In our most recent survey for athenaCollector, 88.7% of the respondents reported that they would recommend our services to a trusted friend or colleague.

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

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competition is the use of locally installed software to manage revenue and clinical cycle workflow within the physician’s office. Other nationwide competitors have begun introducing services that they refer to as “on-demand” or “software-as-a-service” models, under which software is centrally hosted and services are provided from central locations. Software and service companies that sell practice management and EHR software and medical billing and collection services include GE Healthcare, Sage Software Healthcare, Inc., Allscripts-Misys Healthcare Solutions, Inc., Siemens Medical Solutions USA, Inc., eClinical Works, LLC, and Quality Systems, Inc. As a service company that provides revenue cycle services, we also compete against large billing companies such as McKesson Corp.; Ingenix, a division of United Healthcare, Inc.; and regional billing companies.

The principal competitive factors in our industry include:

•	ability to quickly adapt to increasing complexity of the healthcare reimbursement system;

•	size and scope of payer rules knowledge;

•	ease of use and rates of user adoption;

•	product functionality and scope of services;

•	scope of network connections to support electronic data interactions;

•	performance, security, scalability, and reliability of service;

•	sale and marketing capabilities of the vendor; and

•	financial stability of the vendor.

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

The HIPAA Privacy and Security Rules apply directly to covered entities, such as healthcare providers who engage in HIPAA-defined standard electronic transactions, health plans, and healthcare clearinghouses. Because we translate electronic transactions to and from the HIPAA-prescribed electronic forms and other forms, we are considered a clearinghouse, and as such are a covered entity. In addition, our clients are also covered entities. In order to provide clients with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our clients. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical, and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the client in question with certain of its duties under the Privacy Rule.

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

HITECH Act.  The HITECH Act, which became law in February 2009, and the regulations issued and to be issued under it have provided and are expected to provide, among other things, clarification of certain aspects of both the Privacy and Security Rules, expansion of the disclosure requirements for a breach of the Security Rule, and strengthening of the civil and criminal penalties for failure to comply with HIPAA. As these additional requirements are adopted, we will be required to comply with them.

State Laws.  In addition to the HIPAA Privacy and Security Rules and the requirements imposed by the HITECH Act, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA and HITECH Act requirements, are not preempted by the federal requirements, and we must comply with them. For example, the Massachusetts Office of Consumer Affairs and Business Regulations issued final data security regulations, which became effective in March 2010 and establish minimum standards for protecting and storing personal information about Massachusetts residents contained in paper or electronic format.

Red Flag Rules.  Starting June 1, 2010, medical practices that act as “creditors” to their patients will need to comply with new Federal Trade Commission rules promulgated under the Fair and Accurate Credit Transactions Act of 2003 that are aimed at reducing the risk of identity theft. These rules require creditors to adopt policies and procedures that identify patterns, practices, or activities that indicate possible identity theft (called “red flags”); detect those red flags; and respond appropriately to those red flags to prevent or mitigate any theft. The rules also require creditors to update their policies and procedures on a regular basis. Because most practices treat their patients without receiving full payment at the time of service, our clients are generally considered “creditors” for purposes of these rules and are required to comply with them. Although we are not directly subject to these rules — since we do not extend credit to customers — we do handle patient data that, if improperly disclosed, could be used in identity theft. Because the red flag rules were originally slated to take effect in November 2008, we have been assisting in our clients’ efforts to the extent necessary to implement appropriate procedures for some time and plan on continuing to do so.

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

Corporate Practice of Medicine Laws, Fee-Splitting Laws, and Anti-Assignment Laws

In many states, there are laws that forbid non-licensed practitioners from practicing medicine, prevent corporations from being licensed as practitioners, and forbid licensed medical practitioners from practicing medicine in partnership with non-physicians, such as business corporations. In some states, these prohibitions take the form of laws or regulations forbidding the splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges.

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

Anti-Tampering Laws

For certain prescriptions that cannot or may not be transmitted electronically from physician to pharmacy, both federal and state laws require that the written forms used exhibit anti-tampering features. For example, the U.S. Troop Readiness, Veterans’ Care, Katrina Recovery, and Iraq Accountability Appropriations Act of 2007 has since April 2008 required that most prescriptions covered by Medicaid must demonstrate security features that prevent copying, erasing, or counterfeiting of the written form. Because our clients will, on occasion, need to use printed forms, we must take these laws into consideration for purposes of the prescription functions of our athenaClinicals service.

Electronic Health Records Certification Requirements

The federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is responsible for promoting the use of interoperable electronic health records and systems. ONCHIT has introduced a strategic framework and has awarded contracts to advance a national health information network and interoperable EHRs. One project within this framework is a “voluntary” private sector based certification commission, CCHIT, that certifies electronic health record systems as meeting minimum functional and interoperability requirements. Our clinical application functionality is certified by CCHIT under its 2008 criteria. Due to the possible incorporation of CCHIT’s criteria into the meaningful use standards under the HITECH Act, such certification may become a de facto requirement for selling clinical systems in the future; however, CCHIT’s certification requirement may change substantially. While we believe our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future requirements.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright, and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology, databases, and our brand. Despite these reliances, we believe the following factors are more essential to establishing and maintaining a competitive advantage:

•	the statistical and technological skills of our service operations and research and development teams;

•	the healthcare domain expertise and payer rules knowledge of our service operations and research and development teams;

•	the real-time connectivity of our solutions;

•	the continued expansion of our proprietary rules engine; and

•	a continued focus on the improved financial results of our clients.

Our first patent application described and documented our unique patient workflow process, including the athenaNet Rules Engine, which applies proprietary rules to practice and payer inputs on a live, ongoing basis to produce cleaner healthcare claims, which can be adjudicated more quickly and efficiently. This patent application was granted in November 2009 and expires in December 2023. We have filed seven subsequent patent applications and two provisional patent applications that describe and document other unique aspects of our functionality and workflow processes during calendar years 2006 through 2009 and are currently pending before the United States Patent and Trademark Office. We also acquired one patent application each in connection with the acquisitions of MedicalMessaging.net in September 2008 and Anodyne in October 2009.

We also rely on a combination of registered and unregistered service marks to protect our brands. “athenahealth,” “athenaNet,” and the athenahealth logo are registered service marks of athenahealth. In 2009, we applied for the registration of athenaClinicals, athenaCollector, athenaCommunicator, and PayerView as service marks of athenahealth, and we are currently corresponding with the examiner to resolve some technical issues. Additionally, athenaEnterprise, athenaRules, and ReminderCall are service marks of athenahealth, and in connection with the acquisition of Anodyne we acquired Anodyne Analytics and Anodyne Intelligence Platform as service marks.

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

Employees

As of December 31, 2009, we had 1,035 employees. Of these employees, 966 were employed in the U.S., including 582 in service operations, 124 in sales and marketing, 139 in research and development, and 121 in general and administrative functions. In addition, as of that date, we had 68 employees located in Chennai, India, who were employed by our foreign subsidiary, athenahealth Technology Private Limited, including thirteen in service operations, 42 in research and development, and thirteen in general and administrative functions. As of the same date, our domestic operating subsidiary, Anodyne had 37 U.S. employees, of whom seventeen were in service operations, ten were in sales and marketing, three were in research and development, and seven provided general and administrative services. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.

Organization and Trademarks

We were incorporated in Delaware on August 21, 1997, as Athena Healthcare Incorporated. We changed our name to athenahealth.com, Inc. on March 31, 2000, and to athenahealth, Inc. on November 17, 2000. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts, 02472, and our telephone number is (617) 402-1000. In this Annual Report on Form 10-K, the terms “athena,” “athenahealth,” “we,” “us,” and “our” refer to athenahealth, Inc. and its subsidiaries, Anodyne Health Partners, Inc., athenahealth MA, Inc., and athenahealth Technology Private Limited, and any subsidiary that may be acquired or formed in the future.

Our marks include athenahealth, athenaNet, and the athenahealth logo as registered service marks; Anodyne Analytics, Anodyne Intelligence, athenaClinicals, athenaCollector, athenaCommunicator, athenaEnterprise, athenaRules, PayerView, and ReminderCall, as unregistered service marks. This Annual Report on Form 10-K also includes the registered and unregistered trademarks and service marks of other persons.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Part II, Item 8 of this Annual Report on Form 10-K.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website ( www.athenahealth.com ) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. As discussed in “Explanatory Note Regarding Restatement,” financial information included in the reports on Form 10-K, Form 10-Q, and Form 8-K filed by us prior to March 15. 2010, and all earnings press releases and similar communications issued by us prior to March 15, 2010, should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Interactive Data Electronic Applications (IDEA) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Revenue cycle software for physician practices has historically been dominated by large, well-financed and technologically sophisticated entities that have focused on software solutions. Some of these entities are now offering “on-demand” services or a “software-as-a-service” model under which software is centrally administered, and administrative services may be provided on a vendor basis. The size, financial strength, and breadth of offerings of these entities is increasing as a result of continued consolidation in both the information technology and healthcare industries. We expect large integrated technology companies to become more active in our markets, both through acquisition and internal investment. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we possess.

Some of our current large competitors, such as GE Healthcare, Sage Software Healthcare, Inc., Allscripts-Misys Healthcare Solutions, Inc., Quality Systems, Inc., Siemens Medical Solutions USA, Inc., and McKesson Corp. have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our integrated offerings. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. In addition to new niche vendors, who offer stand-alone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions, which have information systems in place with clients in our target market. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our services, but that offer ease of integration with existing systems and that leverage existing vendor relationships.

The market for our services is relatively immature and volatile, and if it does not develop further or if it develops more slowly than we expect, the growth of our business will be harmed.

The market for Internet-based business services is still relatively new and narrowly based, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand business services in general, and for their revenue and clinical cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses, and therefore may be reluctant or unwilling to switch to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services, because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our operating results. In addition, as a relatively new company in the healthcare business services market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition, or results of operations.

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

The sales cycle for our services can be variable, typically ranging from three to five months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. In some cases, especially those involving larger clients, the sales cycle and the implementation cycle may exceed the typical ranges by substantial margins. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over an expected attribution period of the longer of the estimated expected customer life, currently twelve years, or the contract term. This could harm our future operating results.

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

If the revenue of our clients decreases, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.

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

The current economic situation may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our physician clients. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our clients could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. Further, despite the cost benefits that we believe our services provide, prospective clients may wish to delay contract decisions due to implementation costs or be reluctant to make any material changes in their established business methods in the current economic climate. With a reduction in tax revenue, state and federal government health care programs, including reimbursement programs such as Medicaid, may be reduced or eliminated, which could negatively impact the payments that our clients receive. Also, although we currently estimate our expected customer life to be twelve years, this is only an estimate and there can be no assurance that our clients will elect to renew their contracts for this period of time. Our clients typically purchase one-year contracts that, in most cases, may be terminated on 90 days notice without cause. If our clients’ revenue decreases for any of the above or other reasons, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.

We may not see the benefits of, or have our services approved under, government programs initiated to counter the effects of the current economic situation or foster the adoption of certain health information technologies, which could reduce client demand, trigger certain guarantee obligations, and affect our access to the market.

Although government programs have been initiated to counter the effects of the current economic situation and foster the adoption of certain health information technologies, we cannot assure you that we will receive any funds from, or have our services approved under, those programs. For example, the HITECH Act has authorized approximately $17 billion in expenditures to further adoption of electronic health records, and entities such as the Massachusetts Healthcare Consortium have offered to subsidize such adoption, as permitted by recent changes in federal regulations.

While we believe that our service offerings will meet the requirements of the HITECH Act and other programs in order for our clients to qualify for additional reimbursement for implementing and using our services, there can be no certainty that any of the planned additional reimbursements, if made, will be made in regard to our services. To the extent that we do not qualify for or participate in such subsidy programs, demand for our services may be reduced, which may result in decreased revenues, perhaps material decreases. Furthermore, we have offered certain existing and prospective clients a guarantee that they will receive Medicare incentive reimbursement under the 2011 HITECH Act program year for meaningful use of our athenaClinicals EHR service. If such reimbursements are delayed or not made because of a failure on our part, we could be obligated to credit up to six months of our EHR services fees for each client participating in our guarantee program.

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

We have entered into service agreements with International Business Machines Corporation and Vision Business Process Solutions Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. Among other things, these providers process critical claims data and clinical documents. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed. Failure of either service provider to perform satisfactorily could result in client dissatisfaction, disrupt our operations, and adversely affect operating results. With respect to these service providers, we have significantly less control over the systems and processes involved than if we maintained and operated them ourselves, which increases our risk. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources, and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients, and reduction of our revenue or operating margin.

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

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirements to expense equity awards may discourage us from granting the size or type of equity awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring products, technologies, or businesses that will help our business;

•	difficulties in integrating operations, technologies, services, and personnel;

•	diversion of financial and managerial resources from existing operations;

•	the risk of entering new markets in which we have little to no experience;

•	risks related to the assumption of known and unknown liabilities;

•	the risk of write-offs and the amortization of expenses related intangible assets and

•	delays in client purchases due to uncertainty and the inability to maintain relationships with clients of the acquired businesses.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new services or enhance our existing service, enhance our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us or as a result of the current condition of the equity and debt markets limited financing may be available, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

In December 2009, the IRS completed the audit of our 2006, 2007, and 2008 tax returns commenced earlier in the year and found that no amounts were due from us in connection with either return.

Unanticipated changes in our tax rates or our exposure to additional income tax liabilities could affect our operating results and financial condition.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or changes in tax laws or their interpretation. Significant judgment is required in determining our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, due to the evolving nature of tax rules combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and our ability to realize our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition, and cash flows.

The results of our review of our revenue recognition practices and resulting restatement may continue to have adverse effects on our financial results.

Our review of our revenue recognition practices and our restatement of our historical financial statements have resulted in the deferral of previously recognized revenue and have required and may continue to require us to expend significant management time and incur significant accounting, legal, and other expenses, all of which may have an adverse effect on our financial results.

As a result of our revenue recognition review and related restatement, approximately $22.3 million of implementation services revenue previously recognized through September 30, 2009, will be deferred to periods after that date. See the “Explanatory Note Regarding Restatement” immediately preceding Item 1 of Part I; Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Note 2, “Restatement and Reclassification of Previously Issued Consolidated Financial Statements,” and Note 20, “Summarized Quarterly Unaudited Financial Data,” in Notes to Consolidated

Financial Statements in Part II, Item 8 for further discussion. The accounting, legal, and other expenses associated with this restatement may also have a material adverse effect on our results of operations.

In addition, future private or government actions may be brought against us or our current or former officers relating to a failure to apply generally accepted accounting principles in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to our most recent filing with the SEC. Such actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and the trading price for our securities. Litigation would be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of any litigation would result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In addition, while we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

We cannot be certain that the measures we have taken that address this restatement will ensure that restatements will not occur in the future. Execution of restatements like the one described above could create a significant strain on our internal resources, cause delays in our filing of quarterly or annual financial results, increase our costs, and cause management distraction.

We have identified a material weakness in our internal control over financial reporting, which has required us to incur substantial costs and diverted management resources in connection with our efforts to remediate this material weakness

In connection with our internal accounting policy review of our revenue recognition policies for the fiscal year ended December 31, 2009, and as discussed in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, we have identified a control deficiency relating to the application of generally accepted accounting principles to revenue recognition. Management has concluded that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2009. A “material weakness in internal control over financial reporting” is one or more deficiencies in process that create a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The deficiency in the application of our controls relating to the review of our revenue recognition policy resulted in a reasonable possibility that a material misstatement of our financial statements would not have been prevented or detected by us in the normal course of our financial statement close process.

We have discussed the identified control deficiency in our financial reporting and the remediation of such deficiency with the audit committee of our board of directors and will continue to do so as necessary. We believe that recent key additions to our financial staff, the use of external experts, and revisions to our internal training programs have remediated this control deficiency. However, we cannot be certain that the remedial measures that we have taken will ensure that we maintain adequate controls over our financial reporting in the future and, accordingly, additional material weaknesses could occur or be identified. Any future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information, and the current and future deficiencies may impact investors’ confidence in our internal controls and our company, which could cause our stock price to decline.

We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation. While we have one issued U.S. patent and have nine more U.S. patent applications and two provisional patent applications pending, we may be unable to obtain further meaningful patent protection for our technology. In addition, any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we now or may in the future conduct operations or contract for services may afford little or no effective protection of our intellectual property. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of such terms on our business is somewhat unknown. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

We have loan and capital lease agreements with $12.4 million outstanding at December 31, 2009. Borrowings are secured by substantially all of our assets, including our intellectual property. Our loan agreements restrict our ability to:

•	incur additional indebtedness;

•	create liens;

•	make investments;

•	sell assets;

•	pay dividends or make distributions on and, in certain cases, repurchase our stock; or

•	consolidate or merge with other entities.

In addition, our credit facilities require us to meet specified minimum financial measurements. The operating and financial restrictions and covenants in these credit facilities, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities, or expand or fully pursue our business strategies. Our loan agreements also contain certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures, as well as defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under either or both of the loan agreements, which could cause all of the outstanding indebtedness under both credit facilities to become immediately due and payable and terminate all commitments to extend further credit.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Select Market, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources. Moreover, if we are not able to comply with the requirements of new compliance initiatives in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Select Market, the Securities and Exchange Commission, or other regulatory authorities, which would require additional financial and management resources.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. GAAP, which are periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse impact on our results of operations and financial condition.

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

The ability to access athenaNet is critical to our clients’ administering care, cash flow, and business viability. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes in our own systems or in other systems; and (iv) computer viruses, hacking, and similar disruptive problems in our own systems and in other systems. We attempt to mitigate these risks through various means, including redundant infrastructure, disaster recovery plans, business continuity plans, separate test systems, and change control and system security measures, but our precautions will not protect against all potential problems. If clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to clients or medical information relevant to patient care. Our plans for disaster recovery and business continuity rely upon third-party providers of related services, and if those vendors fail us at a time that our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Any significant instances of system downtime could negatively affect our reputation and ability to retain clients and sell our services, which would adversely impact our revenues.

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

We currently serve our clients from a third-party data-hosting facility located in Bedford, Massachusetts, operated by Digital 55 Middlesex, LLC (as successor to Sentinel Properties-Bedford, LLC). In addition, in December 2009 we signed a contract with a major provider of disaster recovery services, SunGard Availability Services, LP, to store our disaster recovery plans, deepen the resiliency of our technology recovery infrastructure, and provide disaster recovery testing services. In the case of a significant event at our primary data center, we could become operational in a reasonable timeframe at our backup data center.

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

Our ability to deliver our Internet- and telecommunications-based services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable telephone, facsimile, and pager systems. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Oracle Corporation and storage devices from International Business Machines Corporation and EMC Corporation. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our services, which could damage our reputation, harm our ability to attract and maintain clients, and decrease our revenue.

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

We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. For example, the provisions of the HITECH Act and the regulations issued under it have provided and are expected to provide clarification of certain aspects of both the Privacy and Security Rules, expansion of the disclosure requirements for a breach of the Security Rule, and strengthening of the civil and criminal penalties for failure to comply with HIPAA. In addition, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the ongoing development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the changes in such standards will have on our compliance costs or our services.

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

In addition to the HIPAA Privacy and Security Rules and the HITECH Act requirements, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA and HITECH Act requirements, are not preempted by the federal requirements, and we are required to comply with them.

Failure by us to comply with any of the federal and state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain clients and attract new clients.

We are subject to a variety of other regulatory schemes, including:

•	Red Flag Rules. Although the federal and state laws regarding patient privacy help to maintain the confidentiality of personal information that could be used in identity theft, they were not drafted with that risk in mind. To fill this gap, the Federal Trade Commission has issued new rules under the Fair and Accurate Credit Transactions Act of 2003 that go into effect on June 1, 2010. These rules require medical practices that act as “creditors” to their patients to adopt policies and procedures that identify

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

•	Prescribing Laws. The use of our software by physicians to perform a variety of functions relating to prescriptions, including electronic prescribing, electronic routing of prescriptions to pharmacies, and dispensing of medication, is governed by state and federal law, including fraud and abuse laws, drug control regulations, and state department of health regulations. States have differing prescription format requirements, and, due in part to recent industry initiatives, federal law and the laws of all 50 states now provide a regulatory framework for the electronic transmission of prescription orders. Regulatory authorities such as the U.S. Department of Health and Human Services’ Centers for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EHR technologies. Any determination that we or our clients have violated prescribing laws may expose us to liability, loss of reputation, and loss of business. These laws and requirements may also increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•	Electronic Medical Records Laws. A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect how such technology is provided. As a company that provides EHR functionality, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service complies with the CCHIT criteria for ambulatory electronic health records for 2008. Due to the possible incorporation of CCHIT’s criteria into the meaningful use standards under the HITECH Act such certification may become a de facto requirement for selling EHR systems in the future; however, CCHIT’s certification requirements may change substantially. ONCHIT may approve another certification body for EHRs and we plan on meeting ONCHIT certification criteria. While we believe that our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future requirements.

•	Claims Transmission Laws. Our services include the manual and electronic transmission of our client’s claims for reimbursement from payers. Federal and various state laws provide for civil and criminal penalties for any person who submits, or causes to be submitted, a claim to any payer (including, without limitation, Medicare, Medicaid, and any private health plans and managed care plans) that is false or that overbills or bills for items that have not been provided to the patient. Although we do not determine what is billed to a payer, to the extent that such laws apply to a service that merely transmits claims on behalf of others, we could be subject to the same civil and criminal penalties as our clients.

•	Prompt Pay Laws. Laws in many states govern prompt payment obligations for healthcare services. These laws generally define claims payment processes and set specific time frames for submission, payment, and appeal steps. They frequently also define and require clean claims. Failure to meet these requirements and timeframes may result in rejection or delay of claims. Failure of our services to comply may adversely affect our business results and give rise to liability claims by clients.

•	Medical Device Laws. The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a provider of application functionality, could be required, depending on the functionality, to:

•	register and list our products with the FDA;

•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our functionality; or

•	obtain FDA approval by demonstrating safety and effectiveness before marketing our functionality.

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

Our services may be significantly impacted by healthcare reform initiatives and are subject to increasing regulatory requirements, either of which could affect our business in a multitude of ways. If substantive healthcare reform or applicable regulatory requirements are adopted, we may have to change or adapt our services and software to comply. Reform or changing regulatory requirements may render our services obsolete or may block us from accomplishing our work or from developing new services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop services or software. It may also make introduction of new service types more costly or more time consuming than we currently anticipate. Such changes may even prevent introduction by us of new services or make the continuation of our existing services unprofitable or impossible.

Potential additional regulation of the disclosure of health information outside the United States may adversely affect our operations and may increase our costs.

Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state level that would limit, forbid, or regulate the use or transmission of medical information outside of the United States. Such legislation, if adopted, may render our use of our off-shore partners, such as our data-entry and customer service providers, International Business Machines Corporation and Vision Business Process Solutions Inc., for work related to such data impracticable or substantially more expensive. Alternative processing of such information within the United States may involve substantial delay in implementation and increased cost.

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

Recently, entities such as the Massachusetts Healthcare Consortium have offered to subsidize adoption by physicians of electronic health record technology. In addition, federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations, and the current administration has passed the HITECH Act, which will provide federal support for EHR initiatives. To the extent that we do not qualify or participate in such subsidy programs, demand for our services may be reduced, which may decrease our revenues.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

An orderly market for our common stock may not be sustained.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of December 31, 2009, we had approximately 33.9 million shares of common stock outstanding. Moreover, the holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan. As of December 31, 2009, we had outstanding options to purchase approximately 3.4 million shares of common stock (approximately 1.6 million of which were exercisable at December 31, 2009) that, if exercised, will result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

As of December 31, 2009, we own a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land in Belfast, Maine. We lease the remainder of our facilities. Our primary location is 311 Arsenal Street in Watertown, Massachusetts, where we lease 133,616 square feet, which is under lease until July 1, 2015. We also lease 2,562 square feet in Rome, Georgia, on a month-to-month basis; 5,087 square feet in Alpharetta, Georgia, through our domestic operating subsidiary, Anodyne Health Partners, Inc. through October 31, 2012; and 22,295 square feet in Chennai, India, through our Indian subsidiary, athenahealth Technology Private Limited, until April 27, 2012, with the option to extend the lease for up to two additional three-year periods. Our servers are housed at our headquarters and our Belfast, Maine, offices and also in data centers in Bedford, Massachusetts, and Somerville, Massachusetts. Our owned property in Belfast, Maine, is subject to a mortgage that secures any and all amounts we may from time to time owe under our credit facility or any other transaction with Bank of America, N.A.

Item 3.	Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations, or financial condition.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the trading symbol “ATHN.” Prior to our initial public offering on September 20, 2007, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by the NASDAQ Global Market in 2008 and the NASDAQ Global Select Market in 2009, for each of the periods listed.

Fiscal Year December 31, 2009, Quarters Ended:	High	Low

First Quarter	$38.20	$23.59
Second Quarter	$37.01	$23.74
Third Quarter	$40.78	$32.34
Fourth Quarter	$46.74	$35.75
Fiscal Year December 31, 2008, Quarters Ended:
First Quarter	$37.25	$22.10
Second Quarter	$34.10	$22.15
Third Quarter	$36.82	$25.04
Fourth Quarter	$37.62	$21.20

Holders

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 12, 2010, was $38.13 per share. As of March 12, 2010, we had 163 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

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

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer and Data Processing Index for the period starting with our initial public offering on September 20, 2007, through the end of our fiscal year ended December 31, 2009. The graph assumes an investment of $100.00 made at the closing of trading on September 20, 2007, in each of (i) our common stock, (ii) the stocks comprising the NASDAQ Composite-Total Returns Index, and (iii) stocks comprising the NASDAQ Computer and Data Processing Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Recent Sales of Unregistered Securities

None.

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

At December 31, 2009, we had approximately $30.5 million invested in cash and cash equivalents and $52.3 million in short-term investments.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2009, there were no purchases made by us, on our behalf, or by any “affiliated purchasers” of shares of our common stock.

Item 6.	Selected Financial Data.

The consolidated statement of operations data for the years ended December 31, 2005, 2006, 2007, and 2008, and the consolidated balance sheet data as of December 31, 2005, 2006, 2007, and 2008, have been restated as set forth in this Annual Report on Form 10-K. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The information presented in the following tables has been adjusted to reflect our restatement resulting from our review of our revenue recognition practices, as is more fully described in the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Part II, Item 8. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2009	2008(1)	2007(1)	2006(2)			2005(2)
		As restated	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands, except per share data)

Revenue:
Business services	$183,230	$131,879	$94,182	$70,652	$—	$70,652	$48,958	$—	$48,958
Implementation and other	5,297	4,403	3,436	5,161	(2,496)	2,665	4,582	(2,383)	2,199

Total revenue	188,527	136,282	97,618	75,813	(2,496)	73,317	53,540	(2,383)	51,157

Expenses(3):
Direct operating costs	79,017	59,947	46,978	36,530	642	37,172	27,545	555	28,100
Selling and marketing	34,072	22,827	17,212	15,645	—	15,645	11,680	—	11,680
Research and development	14,348	10,600	7,476	6,903	—	6,903	2,925	—	2,925
General and administrative	36,111	29,330	19,922	16,347	—	16,347	15,545	—	15,545
Depreciation and amortization	7,767	5,993	5,541	6,238	—	6,238	5,483	—	5,483

Total expenses	171,315	128,697	97,129	81,663	642	82,305	63,178	555	63,733

Operating income (loss)	17,212	7,585	489	(5,850)	(3,138)	(8,988)	(9,638)	(2,938)	(12,576)
Other income (expense):
Interest income	1,016	1,942	1,415	372	—	372	106	—	106
Interest expense	(968)	(428)	(3,682)	(2,671)	—	(2,671)	(1,861)	—	(1,861)
Gain (loss) on interest rate derivative contract	590	(881)	—	—	—	—	—	—	—
Other income (expense)	255	182	(5,689)	(702)	—	(702)	—	—	—

Total other income (expense)	893	815	(7,956)	(3,001)	—	(3,001)	(1,755)	—	(1,755)

Income (loss) before income taxes and cumulative effect of change in accounting principle	18,105	8,400	(7,467)	(8,851)	(3,138)	(11,989)	(11,393)	(2,938)	(14,331)
Income tax (provision) benefit(4)	(8,829)	23,202	(34)	—	—	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	9,276	31,602	(7,501)	(8,851)	(3,138)	(11,989)	(11,393)	(2,938)	(14,331)
Cumulative effect of change in accounting principle	—	—	—	(373)	—	(373)	—	—	—

Net income (loss)	$9,276	$31,602	$(7,501)	$(9,224)	$(3,138)	$(12,362)	$(11,393)	$(2,938)	$(14,331)

Net income (loss) per share — basic
Before cumulative effect of change in accounting principle	$0.28	$0.97	$(0.60)	$(1.88)	$(0.67)	$(2.55)	$(2.51)	$(0.65)	$(3.16)
Cumulative effect of change in accounting principle(5)	—	—	—	(0.08)	—	(0.08)	—	—	—

Net income (loss) per share — basic	$0.28	$0.97	$(0.60)	$(1.96)	$(0.67)	$(2.63)	$(2.51)	$(0.65)	$(3.16)

Net income (loss) per share — diluted
Before cumulative effect of change in accounting principle	$0.27	$0.91	$(0.60)	$(1.88)	$(0.67)	$(2.55)	$(2.51)	$(0.65)	$(3.16)
Cumulative effect of change in accounting principle	—	—	—	(0.08)	—	(0.08)	—	—	—

Net income (loss) per share — diluted	$0.27	$0.91	$(0.60)	$(1.96)	$(0.67)	$(2.63)	$(2.51)	$(0.65)	$(3.16)

Weighted average shares used in net income (loss) per share — basic	33,584	32,746	12,568	4,708	4,708	4,708	4,532	4,532	4,532
Weighted average shares used in net income (loss) per share — diluted	34,917	34,777	12,568	4,708	4,708	4,708	4,532	4,532	4,532

	As of December 31,
	2009	2008(1)	2007(2)			2006(2)			2005(2)
		As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands)

Balance Sheet Data:
Cash, cash equivalants and short-term investments	$82,849	$86,994	$71,891	—	$71,891	$9,736	$—	$9,736	$9,309	$—	$9,309
Current assets	126,379	123,816	88,689	—	88,689	21,355	—	21,355	17,722	—	17,722
Total assets	211,077	169,571	103,636	—	103,636	39,973	—	39,973	38,345	—	38,345
Current liabilities	37,489	25,310	16,959	(2,109)	14,850	23,646	(2,210)	21,436	16,947	(2,072)	14,875
Total non-current liabilities	46,270	39,226	11,158	15,780	26,938	30,504	11,883	42,387	25,640	8,607	34,247
Total liabilities	83,759	64,536	28,117	13,671	41,788	54,150	9,673	63,823	42,587	6,535	49,122
Convertible preferred stock	—	—	—	—	—	50,094	—	50,094	50,094	—	50,094
Total indebtedness including current portion	12,388	10,416	1,398	—	1,398	27,293	—	27,293	20,137	—	20,137
Total stockholders’ equity (deficit)	127,318	105,035	75,519	(13,671)	61,848	(64,271)	(9,673)	(73,944)	(54,336)	(6,535)	(60,871)

(1)	See Note 2 “Restatement and Reclassification of Previously Issued Consolidated Financial Statements” of the Notes to Consolidated Financial Statements for a discussion of these adjustments.

(2)	The consolidated statements of operations data for the years ended December 31, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been revised to reflect adjustments related to the restatement described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement” and Note 2 of the Notes to Consolidated Financial Statements. The amortization of the implementation fees over an expected performance period of the longer of the estimated expected customer life, currently twelve years, or the contract term, decreased previously reported revenue by $3.1 million and $2.9 million for the years ended December 31, 2006 and 2005, respectively. The reporting of the reimbursement of out-of-pocket expenses gross in revenue and direct operating costs increased previously reported revenue and direct operating costs by $0.6 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

(3) Amounts include stock-based compensation expense as follows:
Direct operating costs	$1,589	$872	$181	$63	$—
Selling and marketing	2,126	1,383	97	44	—
Research and development	1,015	1,086	260	53	—
General and administrative	3,584	2,217	773	196	—

Total	$8,314	$5,558	$1,311	$356	$—

(4)	In the year ended December 31, 2008, we determined that a valuation allowance was no longer needed on its deferred tax assets. Accordingly, the 2008 results include the reversal of a $23.9 million valuation allowance.

(5)	Change in accounting principle — Effective January 1, 2006, freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with authoritative guidance on freestanding warrants and other similar instruments on shares that are redeemable. Under this guiadance, freestanding warrants exercisable for shares of the Company’s redeemable convertible preferred stock are classified as a warrant liability on the Company’s balance sheet. The warrants issued for the purchase of the Company’s Series D and Series E Preferred Stock are subject to the provisions of this guidance. The Company accounted for the adoption of this guidance as a cumulative effect of change in accounting principle of $373 recorded on January 1, 2006, the date of the Company’s adoption of this guidance. The cumulative effect adjustment was calculated as the difference in the fair value of the warrants from the historical carrying value as of January 1, 2006. The original carrying value of the warrants, $1,229, was reclassified to liabilities from additional paid-in capital at the date of adoption.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations -Restatement.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appear elsewhere in this Annual Report on Form 10-K. This discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Restatement

With this Annual Report on Form 10-K, we have restated the following previously filed consolidated financial statements, data, and related disclosures:

(1) Our consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2007 and 2008 located in Part II, Item 8 of this Annual Report on Form 10-K;

(2) Our selected financial data as of and for our fiscal years ended December 31, 2005, 2006, 2007, and 2008 located in Part II, Item 6 of this Annual Report on Form 10-K;

(3) Our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2007 and 2008, contained herein; and

(4) Our unaudited quarterly financial information for each quarter in our fiscal year ended December 31, 2008, and for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, in Note 20, “Summarized Quarterly Unaudited Financial Data” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The restatement results from our review of revenue recognition practices. See “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and Note 2, “Restatement and Reclassification of Previously Issued Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the review and effect of the restatement.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports of Form 10-K.

Overview

athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, that automates and manages medical-record-related functions for physician practices and includes an electronic health record, or EHR, platform. ReminderCall, which we added to our service suite in September 2008, is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling. We have now combined ReminderCall with other automated patient messaging services, live operator services, and a patient web portal in the first edition of our athenaCommunicator services suite that we beta launched in 2009 and expect to offer commercially in the first half of 2010. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. As a complement to these services, our newest offering, Anodyne Analytics, is a web-based, Software-as-a-Service business intelligence platform that organizes and displays detailed and insightful practice performance data for decision makers at our client practices. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.

In 2009, we generated revenue of $188.5 million from the sale of our services compared to $136.3 million in 2008 and $97.6 million in 2007. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower direct operating expense as a percentage of revenue have led to greater operating income. However, the reversal of a valuation allowance against deferred tax assets that occurred in the fourth quarter of 2008 has had and will have an impact on net profits as our results are now fully taxed.

Our revenues are predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts and the collections of these physicians. To provide these services, we incur expense in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. As our revenues have grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience an increase in operating margin. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.

Sources of Revenue

We derive our revenue from two sources: from business services associated with our revenue cycle and clinical cycle offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97%, 97%, and 96% of our total revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services fees are largely driven by: the number of physician practices we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. None of our clients accounted for more than 10% of our total revenues for the years ended December 31, 2009, 2008, or 2007.

Operating Expense

Direct Operating Expense.  Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct costs, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenues as we further increase the percentage of transactions that are resolved on the first attempt and as we decrease the cost of implementation for new clients. In addition, over the longer term, we expect to increase our overall level of automation and to reduce our direct operating expense as a percentage of revenues as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. In 2009 and 2008, we include in direct operating expense the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification, and other services. We also expect these costs to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will be driven by increased levels of automation and by economies of scale. Direct operating expense does not include allocated amounts for rent, depreciation, and amortization, except for amortization related to purchased intangible assets.

Selling and Marketing Expense.  Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We plan to continue to invest in sales and marketing by hiring additional direct sales personnel to add new clients and increase sales to our existing clients. We also plan to expand our marketing activities in certain areas, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the future, sales and marketing expense will increase in absolute terms but remain relatively consistent over time as a percentage of revenue.

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

Depreciation and Amortization Expense.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development costs, which we amortize over a two-year period from the time of release of related software code. Because our core revenue cycle application is relatively mature, we expense those costs as incurred, and, as a result, in 2009 approximately 85% of our software development expenditures were expensed rather than capitalized. In the year ended December 31, 2008, approximately 87% were expensed rather than capitalized. In the year ended December 31, 2007, approximately 85% were expensed rather than capitalized. As we grow, we will continue to make capital investments in the infrastructure of the business, and we will continue to develop software that we capitalize. At the same time, because we are spreading fixed costs over a larger client base, we expect related depreciation and amortization expense to decline as a percentage of revenues over time.

Other Income (Expense).  Interest expense consists primarily of interest costs related to our former working capital line of credit, our equipment-related term leases, our term loan and revolving loans under our credit facility, and our former subordinated term loan, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents, and investments. The gain or loss on interest rate derivative contract represents the change in the fair market value of a derivative instrument that is not designated a hedge under the authoritative accounting guidance. Although this derivative has not been designated for hedge accounting, we believe that such instrument is correlated with the underlying cash flow exposure related to variability in interest rate movements on our term loan. In 2007, the unrealized loss on warrant liability represents the change in the fair value of our warrants to purchase shares of our preferred stock at the end of each reporting period. This warrant liability and associated accounting to recognize this liability at its fair value, ceased upon the completion of our initial public offering, at which time the associated liability converted to additional paid-in-capital.

Acquisitions

2009 Acquisition

In October 2009, the Company acquired Anodyne Health Partners, Inc., a software as a service business intelligence company based in Alpharetta, Georgia. We believe that the acquisition of Anodyne provides us with expanded service offerings that will better enable us to compete in the large medical group market. The Anodyne software as a service business intelligence tool enhances customers’ ability to view all facets of its revenue cycle information and to access and extract critical operational and administrative information from various data systems. Consideration for this transaction was $22.3 million plus potential additional consideration of $7.7 million which will be paid over a three-year period if Anodyne achieves certain business and financial milestones.

2008 Acquisition

In September 2008, we acquired specified assets and assumed specified liabilities of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net). MedicalMessaging is a provider of live and automated calling services for healthcare professionals. The purpose of the acquisition is to augment our core business service offering with MedicalMessaging’s automated and live communication services. We believe the purchase of MedicalMessaging gave us access to a developed technology that could speed the time to market versus internal development of our own similar product. In addition, we plan to leverage its existing customer base to increase revenues of the MedicalMessaging services. Consideration for this transaction was $7.1 million plus potential additional consideration of $1.0 million which will be paid over a three-year period if MedicalMessaging achieves certain financial milestones. As of December 31, 2009, we have paid $0.7 million of the additional consideration.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) allowance for doubtful accounts; (3) asset impairments (4) depreciable lives of assets; (5) economic lives and fair value of leased assets; (6) income tax reserves and valuation allowances; (7) fair value of stock options; (8) allocation of direct and indirect cost of sales; and (9) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Our significant accounting policies are discussed in Note 3, Business and Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Revenue recognition
We derive its revenue from business services associated with our revenue cycle and clinical cycle offerings and from implementation and other services.
We recognize revenue when all of the following conditions are satisfied:

•   there is evidence of an arrangement;

•   the service has been provided to the client;

•   the collection of the fees is reasonably assured; and

•   the amount of fees to be paid by the client is fixed or determinable.
Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Our arrangements do not contain general rights of return. All revenue, other than implementation revenue, is recognized when the service is performed. Relative to our business services offering that is based on the collections of amounts by our customers; we do not recognize revenue until our customers have been paid. As the implementation service is not separable from the ongoing business services, we record implementation fees as deferred revenue until the implementation service is complete, at which time we recognize revenue ratably on a monthly basis over the longer of the estimated expected customer life or contract life.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

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
We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable, and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2009 and 2008 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.
We are required to recognize our non-refundable up-front fees over the contract term or estimated expected customer life, whichever is longer.
The determination of the amount of revenue we can recognize each accounting period requires management to make estimates and judgments on the estimated expected customer life. We determined the estimated customer life considering the following key factors:

•   Renewal rate considerations

•   Economic life of the product or service

•   Industry data

•   Marketing studies

•   Data used to set the pricing terms of the arrangement.
Our estimate of expected customer life may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if in the future, we need to increase our estimated expected performance period to a period longer than 12 years, the amount we would recognize in each accounting period would decrease. On the other hand, if in the future, we need to decrease our estimated expected customer life to a period shorter than 12 years, the amount we would recognize in each accounting period would increase. The amount of deferred revenue related to non-refundable up-front fees is $32.1 million as of December 31, 2009.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Income taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.	A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. Since December 31, 2008, we have not had a valuation allowance recorded against our net deferred tax asset.

	Contingent tax liabilities are based on our assessment of the likelihood that we have incurred a liability. Such liabilities are reviewed based on recent changes in tax laws and regulations, including judicial rulings.	Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
In addition, we are required to establish reserves for tax contingencies.

Share-based Compensation
Athenahealth grants various nonqualified stock-based compensation awards, including stock options. The share-based compensation expense and related income tax benefit recognized in the consolidated statement of operations in fiscal year 2009 was $8.3 million and $2.5 million, respectively. As of December 31, 2009, there was $25.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized through 2013.	We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires us to make estimates regarding expected option life, stock price volatility and other assumptions. we have not had sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, we analyzed the volatilities and expected terms of a group of peer companies to support the assumptions used in its calculations for the years ended December 31, 2009, 2008, and 2007. We averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, we are required to utilize an estimated forfeiture rate when calculating the expense for the period.	We believe that there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under the authoritative guidance. If factors change and we employ different assumptions in the application of the authoritative guidance in future periods than those currently, the compensation expense that we record in the future may differ significantly from what we have historically reported for future grants. if the volatility percentage used in calculating our stock compensation expense had fluctuated by 10%, the total stock compensation expense to be recognized over the stock options’ four-year vesting period would have increased or decreased by approximately $2.6 million. If the forfeiture rate used in calculating our stock compensation expense had fluctuated by 10%, the total stock compensation expense to be recognized over the stock options’ four-year vesting period would have decreased or increased by approximately $0.2 million.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Software Development Costs
Software development costs for internal use are expensed or capitalized based on the stage of development for the software.	Under this guidance, costs related to the preliminary project stage of subsequent versions of athenaNet and/or other technology are expensed as incurred. Costs incurred in the application development stage are capitalized. Such costs are amortized over the software’s estimated economic life of two years. In 2009, approximately 85% of our software development expenditures were expensed rather than capitalized, based upon the stage of development of the software. In the year ended December 31, 2008, approximately 87% of our software development expenditures were expensed rather than capitalized. In the year ended December 31, 2007, approximately 85% of our software development expenditures were expensed rather than capitalized.	Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in software development costs that could be material.

Contingent consideration
Contingent consideration in a business combination is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings.	Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Each period we revalue the contingent consideration obligations associated with certain acquisitions to their then fair value and record increases in the fair value as contingent consideration expense and record decreases in the fair value as a reduction of contingent consideration expense.	Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. We recorded potential contingent consideration of $7.7 million in the initial purchase price allocation at its estimated fair value of $5.1 million related to the Anodyne Health Partners, Inc acquisition in October 2009.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Year Ended December 31,
	2009	2008	2007

Revenue:
Business services	97.2%	96.8%	96.5%
Implementation and other	2.8	3.2	3.5

Total revenue	100	100	100

Expenses:
Direct operating costs	41.9	44.0	48.1
Selling and marketing	18.1	16.7	17.6
Research and development	7.6	7.8	7.7
General and administrative	19.2	21.5	20.4
Depreciation and amortization	4.1	4.4	5.7

Total expenses	90.9	94.4	99.5

Operating income	9.1	5.6	0.5
Other income (expenses):
Interest income	0.5	1.4	1.4
Interest expense	(0.5)	(0.3)	(3.7)
Gain (loss) on interest rate derivative contract	0.3	(0.6)	—
Other income (expense)	0.2	0.1	(5.8)

Total other income (expense)	0.5	0.6	(8.1)

Income (loss) before income taxes	9.6	6.2	(7.6)
Income tax (provision) benefit	(4.7)	17.0	(0.1)

Net income (loss)	4.9%	23.2%	(7.7)%

We have restated our audited consolidated statement of operations and cash flows for the years ended December 31, 2008 and 2007. For additional information about the restatement, please see the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and Note 2 of the Notes to Consolidated Financial Statements, “Restatement and Reclassification of Previously Issued Consolidated Financial Statements, in Part II, Item 8.” The following discussion and analysis of our financial results of operations incorporates the restated amounts.

Comparison of the Years Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008	Change
	Amount	Amount	Amount	Percent

Business services	$183,230	$131,879	$51,351	39%
Implementation and other	5,297	4,403	894	20

Total revenue	$188,527	$136,282	$52,245	38%

Revenue.  Total revenue for the year ended December 31, 2009, was $188.5 million, an increase of $52.2 million, or 38%, over revenue of $136.3 million for the year ended December 31, 2008. This increase was due almost entirely to an increase in business services revenue.

Business Services Revenue.  Revenue from business services for the year ended December 31, 2009, was $183.2 million, an increase of $51.4 million, or 39%, over revenue of $131.9 million for the year ended December 31, 2008. This increase was primarily due to the growth in the number of physicians and other medical providers using our services. The number of physicians using our revenue cycle management service, athenaCollector, at December 31, 2009, was 15,719, an increase of 3,130, or 25%, from 12,589 physicians at December 31, 2008. The number of active medical providers using our revenue cycle management service, athenaCollector, at December 31, 2009, was 23,366, an increase of 4,598, or 24%, from 18,768 active medical providers at December 31, 2008. The number of physicians using our clinical cycle management service, athenaClinicals, at December 31, 2009, was 920, an increase of 435, or 90%, from 485 physicians at December 31, 2008. The number of active medical providers using our clinical cycle management service, athenaClinicals, at December 31, 2009, was 1,471, an increase of 673, or 84%, from 798 active medical providers at December 31, 2008. Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. Total collections generated by these physicians and other medical providers that was posted for the year ended December 31, 2009, was $4.9 billion, an increase of $1.2 billion, or 32%, over posted collections of $3.7 billion for the year ended December 31, 2008.

Implementation and Other Revenue.  Revenue from implementations and other sources was $5.3 million for the year ended December 31, 2009, an increase of $0.9 million, or 20%, over revenue of $4.4 million for the year ended December 31, 2008. This increase was driven by new client implementations and increased professional services for our larger client base. As of December 31, 2009, the numbers of accounts live on our revenue cycle management service, athenaCollector, increased by 366 accounts since December 31, 2008. As of December 31, 2009, the numbers of accounts live on our clinical cycle management service, athenaClinicals, increased by 116 accounts since December 31, 2008. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Year Ended December 31,
	2009	2008	Change
	Amount	Amount	Amount	Percent

Direct operating costs	$79,017	$59,947	$19,070	32%

Direct Operating Costs.  Direct operating costs for the year ended December 31, 2009, was $79.0 million, an increase of $19 million, or 32%, over direct operating costs of $60.0 million for the year ended December 31, 2008. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The amount of collections processed for the year ended December 31, 2009, was $4.9 billion, which was $1.2 billion, or 32% higher than the $3.7 billion of collection processed for the year ended December 31, 2008. The increase in collections increased at a higher rate than the increase in the related direct operating expense as we benefited from economies of scale.

	Year Ended December 31,
	2009	2008	Change
	Amount	Amount	Amount	Percent

Selling and marketing	$34,072	$22,827	$11,245	49%
Research and development	14,348	10,600	3,748	35
General and administrative	36,111	29,330	6,781	23
Depreciation and amortization	7,767	5,993	1,774	30

Total	$92,298	$68,750	$23,548	34%

Selling and Marketing Expense.  Selling and marketing expense for the year ended December 31, 2009, was $34.1 million, an increase of $11.3 million, or 49%, over costs of $22.8 million for the year ended December 31, 2008. This increase was primarily due to increases in external commissions of $1.5 million, a $0.7 million increase in stock-based compensation expense, and an increase in salaries, internal commissions and benefits of $4.9 million. Additional increases were due to increases in online and offline marketing-related expenses totaling $3.3 million, a $0.5 million increase in travel related expense, and a $0.4 million increase in consulting costs.

Research and Development Expense.  Research and development expense for the year ended December 31, 2009, was $14.3 million, an increase of $3.7 million, or 35%, over research and development expense of $10.6 million for the year ended December 31, 2008. This increase was primarily due to a $3.7 million increase in salaries and benefits.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2009, was $36.1 million, an increase of $6.8 million, or 23%, over general and administrative expenses of $29.3 million for the year ended December 31, 2008. This increase was primarily due to a $3.8 million increase in employee-related costs due to an increase in headcount, a $1.4 million increase in stock compensation expense, and a $1.0 million increase in audit-related and legal fees due to the costs of being a public company and acquisition related costs. The remaining portion of the increase relates to an increase in our bad debt expense.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2009, was $7.8 million, an increase of $1.8 million, or 30%, from depreciation and amortization of $6.0 million for the year ended December 31, 2008. This increase was primarily due to the addition of assets during 2009 and 2008.

	Year Ended December 31,
	2009	2008	Change
	Amount	Amount	Amount	Percent

Interest income	$1,016	$1,942	$(926)	(48)%
Interest expense	(968)	(428)	(540)	*
Gain (loss) on interest rate derivative contract	590	(881)	1,471	*
Other income	255	182	73	40

Total	$893	$815	$78	10%

*	not meaningful

Other Income (Expense).  Interest income for the year ended December 31, 2009, was $1.0 million, a decrease of $0.9 million from interest income of $1.9 million for the year ended December 31, 2008. The decrease was directly related to the lower interest rates during the year. Interest expense for the year ended December 31, 2009, was $1.0 million, an increase of approximately $0.6 million over interest expense of $0.4 million for the year ended December 31, 2008. The increase is related to an increase in the balance outstanding on our capital leases during 2009 and a full year of interest expense relating to our term and revolving loans. The loss on interest rate derivative for the year ended December 31, 2008, was $0.9 million, compared to a gain on interest rate derivative for the year ended December 31, 2009, of $0.6 million. The gain was the result of the change in the fair market value of a derivative instrument that was not designated a hedge instrument under the authoritative guidance. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.

Income Tax Provision.  We recorded a provision of $8.8 million for the income taxes for the year ended December 31, 2009 based upon an effective tax rate of 49%. We recorded a benefit of $23.2 million for income taxes for the period of December 31, 2008, which included a reversal of the valuation allowance against the deferred tax assets of the Company. We consider whether a valuation allowance is needed on its deferred tax assets by evaluating all positive and negative evidence relative to its ability to recover deferred tax assets. Prior to the year ended December 31, 2008, we had incurred losses and it is difficult to assert that deferred tax assets are recoverable with this negative evidence. During the fourth quarter of 2008, our results of operations generated a cumulative profit as measured over the current and prior two years. In addition, we had been profitable for six consecutive quarters before releasing the allowance. Based on consideration of the weight of positive and negative evidence, including forecasted operating results, we concluded that there was sufficient positive evidence that our deferred tax assets were more likely than not recoverable as of December 31, 2008. Accordingly, the remaining valuation allowance was reversed as of December 31, 2008.

Comparison of the Years Ended December 31, 2008 and 2007

We have restated our audited consolidated statement of operations and cash flows for the years ended December 31, 2008 and 2007. For additional information about the restatement, please see the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and Note 2 of the Notes to Consolidated Financial Statements, “Restatement and Reclassification of Previously Issued Consolidated Financial Statements in Part II, Item 8.” The following discussion and analysis of our financial results of operations incorporates the restated amounts.

	Year Ended December 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent

Business services	$131,879	$94,182	$37,697	40%
Implementation and other	4,403	3,436	967	28

Total revenue	$136,282	$97,618	$38,664	40%

Revenue.  Total revenue for the year ended December 31, 2008, was $136.3 million, an increase of $38.7 million, or 40%, over revenue of $97.6 million for the year ended December 31, 2007. This increase was almost entirely due to an increase in business services revenue.

Business Services Revenue.  Revenue from business services for the year ended December 31, 2008, was $131.9 million, an increase of $37.7 million, or 40%, over revenue of $94.2 million for the year ended December 31, 2007. This increase was primarily due to the growth in the number of physicians using our services. The number of physicians using our services at December 31, 2008, was 12,589, an increase of 3,166, or 34%, over the 9,423 physicians at December 31, 2007. Also contributing to this increase was growth in related collections on behalf of these physicians. Total collections generated by these providers posted for the year ended December 31, 2008, was $3.7 billion, an increase of $1.0 billion, or 37%, over $2.7 billion for the year ended December 31, 2007.

Implementation and Other Revenue.  Revenue from implementations and other sources was $4.4 million for the year ended December 31, 2008, an increase of $1.0 million, or 28%, over revenue of $3.4 million for the year ended December 31, 2007. This increase was driven by new client implementations and increased professional services for our larger client base. As of December 31, 2008, the number of accounts live on our revenue cycle management system, athenaCollector increased by 305 since December 31, 2007. As of December 31, 2008, the number of accounts live on our clinical cycle management service, athenaClinicals increased by 80 since December 31, 2007. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Year Ended December 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent

Direct operating expense	$59,947	$46,978	$12,969	28%

Direct Operating Expense.  Direct operating expense for the year ended December 31, 2008, was $59.9 million, an increase of 28% over direct operating expense of $47.0 million for the year ended December 31, 2007. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The amount of collections processed for our clients for the year ended

December 31, 2008, was $3.7 billion, which was 37% higher than the $2.7 billion of collections processed for the year ended December 31, 2007. The increase in collections increased at a higher rate than the increase in the related direct operating expense, as we benefited from economies of scale.

	Year Ended December 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent

Selling and marketing	$22,827	$17,212	$5,615	33%
Research and development	10,600	7,476	3,124	42
General and administrative	29,330	19,922	9,408	47
Depreciation and amortization	5,993	5,541	452	8

Total	$68,750	$50,151	$18,599	37%

Selling and Marketing Expense.  Selling and marketing expense for the year ended December 31, 2008, was $22.8 million, an increase of $5.6 million, or 33%, over sales and marketing expense of $17.2 million for the year ended December 31, 2007. This increase was primarily due to increases in internal and external commissions of $1.7 million, a $1.3 million increase in stock compensation expense, an increase in salaries and benefits of $2.3 million, and an increase in marketing expenses of $0.3 million.

Research and Development Expense.  Research and development expense for the year ended December 31, 2008, was $10.6 million, an increase of $3.1 million, or 42%, over research and development expense of $7.5 million for the year ended December 31, 2007. This increase was primarily due to a $1.9 million increase in salaries, a $0.8 million increase in stock compensation expense, and a $0.4 million increase in consulting related to our athenaClinicals product.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2008, was $29.3 million, an increase of $9.4 million, or 47%, over general and administrative expense of $19.9 million for the year ended December 31, 2007. This increase was primarily due to a $6.5 million increase in salaries and benefits resulting from an increase in headcount, a $1.4 million increase in stock compensation expense, and a $1.5 million increase in audit-related and legal fees due to the costs of being a public company.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2008, was $6.0 million, an increase of $0.5 million, or 8%, from depreciation and amortization expense of $5.5 million for the year ended December 31, 2007. This increase was primarily due to the addition of property and equipment during 2008.

	Year Ended December 31,
	2008	2007	Change
	Amount	Amount	Amount	Percent

Interest income	$1,942	$1,415	$527	37%
Interest expense	(428)	(3,682)	3,254	(88)
Gain (loss) on interest rate derivative contract	(881)	—	(881)	*
Other income	182	(5,689)	5,871	*

Total	$815	$(7,956)	$8,771	(110)%

*	not meaningful

Other Income (Expense).  Interest income for the year ended December 31, 2008, was $1.9 million, an increase of $0.5 million from interest income of $1.4 million for the year ended December 31, 2007. The increase was directly related to the higher cash and short-term investments balance during the year. Interest expense for the year ended December 31, 2008, was $0.4 million, a decrease of $3.3 million, or 88%, over interest expense of $3.7 million for the year ended December 31, 2007. The decrease is related to a decrease in bank debt during 2008. The loss on interest rate derivative for the year ended December 31, 2008, was

$0.9 million, which was the result of the change in the fair market value of a derivative instrument that was not designated a hedge under the authoritative guidance. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings. The loss on warrant liability for the year ended December 31, 2007, was $5.0 million, which was the result of the change in the fair value of the warrants prior to our initial public offering, or IPO. This change in the fair value of the warrants is attributable to the appreciation in the fair value of our common and preferred stock during this period, as the common stock increased from $7.20 per share as of December 31, 2006, to $18.00 per share at the time of our IPO. These warrants converted to warrants to purchase shares of common stock upon the consummation of our IPO, at which time the existing liability was reclassified to additional paid-in-capital. Therefore there was no such expense in 2008. Also included in other expense for the year ended December 31, 2007, was $0.1 million in loss on disposal of assets and $0.6 million of financial advisor fees paid by shareholders. Included in other expense for the year ended December 31, 2008, was $0.2 million in gain on disposal of assets.

Income Tax Provision.  We recorded a benefit of $23.2 million for income taxes for the period of December 31, 2008, which included a reversal of the valuation allowance against the deferred tax assets of the company. We consider whether a valuation allowance is needed on its deferred tax assets by evaluating all positive and negative evidence relative to its ability to recover deferred tax assets. Prior to the year ended December 31, 2008, we had incurred losses and it is difficult to assert that deferred tax assets are recoverable with this negative evidence. During the fourth quarter of 2008, our results of operations generated a cumulative profit as measured over the current and prior two years. In addition, we have been profitable for six consecutive quarters. Based on consideration of the weight of positive and negative evidence, including forecasted operating results, we concluded that there was sufficient positive evidence that its deferred tax assets are more likely than not recoverable as of December 31, 2008. Accordingly, the remaining valuation allowance was reversed as of December 31, 2008. We recorded a provision for income taxes for the year ended December 31, 2007, of less than $0.1 million, which represents income tax expense for the alternative minimum tax (“AMT”).

Liquidity and Capital Resources

Since our inception, we have funded our growth primarily through the private sale of equity securities, totaling approximately $50.6 million, as well as through long-term debt, working capital, equipment-financing loans, and the completion of our initial public offering, which provided net proceeds of approximately $81.3 million. As of December 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $30.5 million and short term investments of $52.3 million. Our total indebtedness was $12.4 million at December 31, 2009, and was comprised of capital leases and amounts borrowed under our credit facility with Bank of America, N.A.

Looking forward to 2010, we anticipate sufficient liquidity from cash flows and access to existing credit facilities to meet our operational needs and financial obligations. Our liquidity derived from cash flows is, to a large degree, predicated on our ability to collect our receivables in a timely manner and the cost of operating our business.

Cash provided by operating activities during the year ended December 31, 2009, was $32.3 million and consisted of a net income of $9.3 million and $2.4 million utilized by working capital and other activities. This is offset by positive non-cash adjustments of $8.4 million related to depreciation and amortization expense, $8.3 million in non-cash stock compensation expense, $1.0 million for a provision for uncollectible accounts, a $0.3 million loss on disposal of assets, and $5.9 million relating to changes in our deferred tax assets and liabilities. Negative non-cash adjustments relate to amortization of discounts on investments of $0.1 million, a $2.5 million from excess tax benefit from stock-based awards, and a $0.6 million from a non-cash gain on interest rate swap. Cash used by working capital and other activities was primarily attributable to a $1.1 million decrease in deferred rent, a $10.5 million increase in accounts receivable and a $0.2 million increase in other long-term assets, offset in part by a $7.4 million increase in deferred revenue, a $6.4 million increase in accrued expenses, a $0.9 million increase in prepaid expenses and other current assets, and a

$1.4 million increase in accounts payables. These changes were attributable to growth in the size of our business and in the related direct operating expense.

Cash provided by operating activities during the year ended December 31, 2008, was $21.1 million and consisted of a net income of $31.6 million and $1.8 million utilized by working capital and other activities. This is offset by positive non-cash adjustments of $6.1 million related to depreciation and amortization expense, $5.6 million in non-cash stock compensation expense, a $0.9 million from a non-cash loss on interest rate swap, a $0.5 million from excess tax benefit from stock-based awards, and $0.4 million for a provision for uncollectible accounts. Negative non-cash adjustments relate to amortization of discounts on investments for $0.9 million and $23.8 million increase in deferred provision. Cash used by working capital and other activities was primarily attributable to a $7.4 million increase in accrued expense, a $1.4 million decrease in deferred rent, a $9.3 million increase in accounts receivable, a $0.9 million increase in prepaid expenses and other current assets, and a $0.1 million increase in other long-term assets, offset in part by a $7.1 million increase in deferred revenue and a $1.2 million increase in accounts payables. These changes were attributable to growth in the size of our business and in the related direct operating expense.

Net cash used by investing activities was $33.2 million for the year ended December 31, 2009, which consisted of purchases of investments of $78.6 million; purchases of property and equipment of $10.3 million; net cash paid for acquisition and other purchased intangible assets of $22.4 million; expenditures for internal development of the athenaClinicals and athenaCommunicator applications of $2.6 million; increase in restricted cash balance of $7.4 million; and purchase of investment in unconsolidated company of $0.6 million. This outgoing investment cash flow was offset by positive investment cash flow of $84.0 million from proceeds of the maturities of investments and proceeds from sale of equipment of $4.5 million.

Net cash used by investing activities was $74.8 million for the year ended December 31, 2008, which consisted of purchases of investments of $130.0 million; purchases of plant, property, and equipment of $13.5 million; net cash paid for acquisition and other purchased intangible assets of $6.7 million; expenditures for internal development of the athenaClinicals application of $1.4 million; and purchase of investment in unconsolidated company of $0.6 million. This outgoing investment cash flow was offset by positive investment cash flow of $73.3 million from proceeds of the maturities of investments and proceeds from disposals and sale of equipment of $4.1 million.

Net cash provided by financing activities was $2.6 million for the year ended December 31, 2009. The majority of the cash provided in the period resulted from proceeds from the issuance of common stock under stock plans of $2.7 million, and an excess tax benefit from stock-based awards of $2.4 million. This was offset by payments on long-term debt of $2.5 million. The $12.4 million of debt was either issued as fixed-interest-rate debt or has been effectively converted to fixed-rate debt through the use of interest rate swaps that change floating rates to fixed rates. The weighted-average interest rate on fixed-rate long-term debt is 5%, including the effects of the interest rate swaps. At December 31, 2009, the current fair value of the swap is a liability of $0.3 million.

Net cash provided by financing activities was $10.8 million for the year ended December 31, 2008. The majority of the cash provided in the period resulted from proceeds from long-term debt of $6.0 million, $5.2 million in proceeds from the exercise of stock options and warrants, and a tax benefit from stock-based awards of $0.5 million. This was offset by payments on long-term debt of $0.8 million and $0.2 million of deferred financing fees. The debt was either issued as fixed-interest-rate debt or has been effectively converted to fixed-rate debt through the use of interest rate swaps that change floating rates to fixed rates. The weighted-average interest rate on fixed-rate long-term debt is 4.55%, including the effects of the interest rate swaps. At December 31, 2008, the current fair value of the swap was a liability of $0.9 million.

We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing, and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the electronic health records (“EHR”) component of athenaNet, which is the platform for our athenaClinicals offering, we capitalize nearly all software development. In the year ended December 31, 2009, we capitalized $10.3 million in property and equipment and $2.6 million in software development. In the year ended December 31, 2008, we capitalized $13.5 million of property and equipment and $1.4 million of software development. Included in the capitalized property and equipment during 2008 was a complex of buildings totaling 186,000 square feet, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total price of $6.2 million. We currently anticipate making aggregate capital expenditures of approximately $16.3 million over the next twelve months. In the years ended December 31, 2009 and 2008, we paid cash for acquisitions of $22.4 million and $6.7 million. We believe that the acquisitions provide us with expanded service offerings that will better enable it to compete in this market.

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

Credit Facilities

Capital Leases

As of December 31, 2009, there was a net present value of $6.8 million in aggregate principal amount outstanding under a series of capital leases with one finance company. They accrue interest at a weighted average rate of 3.5% per annum, and they are payable on a monthly basis through December 2012.

Term and Revolving Loans

On September 30, 2008, we entered into a credit agreement with Bank of America, N.A. This credit agreement consists of a revolving credit facility in the amount of $15.0 million and a term loan facility in the amount of $6.0 million. The revolving credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions and includes a $10.0 million sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, we borrowed a total of $6.0 million under the term loan facility for general working capital purposes and as of December 31, 2009, the outstanding balance on the term loan facility was $5.6 million. As of December 31, 2009 and 2008, there were no amounts outstanding under the revolving credit facility.

The revolving credit loans and term loans bear interest, at our option, at either (i) the British Bankers Association London Interbank Offered Rate (known as LIBOR), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate. For term loans, these rates are adjusted up 100 basis points for LIBOR loans and down 100 basis points for all other loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on our consolidated leverage ratio, as defined in the credit agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for all other loans. A default rate applies on all obligations in the event of a default under the credit agreement at an annual rate equal to 2% above the applicable interest rate. We were also required to pay other customary commitment fees and upfront fees for this credit facility. The interest rate as of December 31, 2009, for the term loan and for the revolving credit facility was 4.55%.

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

The credit agreement contains customary default provisions, including, without limitation, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap with Bank of America, N.A.), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the credit agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement. The credit agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures. As of December 31, 2009 and 2008, we were in compliance with our covenants under the credit agreement.

Contractual Obligations

We have contractual obligations under our bank debt, equipment line of credit, and revolving and term loans. We also maintain operating leases for property and certain office equipment. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2009:

	Payments Due by Period
		Less than 1	2 - 3	4 -5	After 5
	Total	Year	Years	Years	Years	Other

Long-term debt obligations	$5,625	$300	$600	$4,725	$—	$—
Capital lease obligations	6,763	3,137	3,626	—	—	—
Operating lease obligations	30,778	5,357	10,651	10,629	4,141	—
Other	—	—	—	—	—	986

Total	$43,166	$8,794	$14,877	$15,354	$4,141	$986

These amounts exclude interest payments of $0.3 million that are due in the next three years on the capital lease obligations and $1.0 million that are due in the next four years on our long-term debt obligations.

The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, corporate headquarters; our Rome, Georgia, offices; our Alpharetta, Georgia, subsidiary location; and our Chennai, India, subsidiary location.

On February 15, 2008, we purchased a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total purchase price of

$6.2 million from a wholly owned subsidiary of Bank of America Corporation. We use this facility as a second operational service site and intend to lease a small portion of the space to commercial tenants.

Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of December 31, 2009, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.

Off-Balance Sheet Arrangements

As of December 31, 2009, 2008, and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under this guidance, acquisition costs are generally expensed as incurred; noncontrolling interests are reflected at fair value at the acquisition date; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense. We adopted this guidance on January 1, 2009 and during the year ended December 31, 2009, expensed approximately $0.8 million of acquisition costs that, prior to the change in accounting, would have been included as part of the purchase price. In addition, under the provisions of guidance, future reversal of our current acquisition-related tax reserves of approximately $0.7 million (excluding interest and penalties) will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets and will affect the Company’s annual effective income tax rate. The potential contingent consideration of $7.7 million was recorded in the initial purchase price allocation at its estimated fair value of $5.1 million. The contingent consideration will be accreted to the amount payable when, and if, earned. The difference between the estimated and earn-out amount will be charged or credited to expense. The contingent consideration for acquisitions which occurred prior to this change will be recorded as additional goodwill when it is earned.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for periods beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the impact of adoption of this authoritative guidance might have on our financial statements, if any.

From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers, International Business Machines Corporation and Vision Process Business Solutions Inc., for work performed in India or the Philippines, is denominated in any currency other than the U.S. dollar. Although the contracts are denominated in U.S. dollars, the fees in one of our vendor contracts are subject to adjustment based upon fluctuation in exchange rates between the India Rupees and the U.S. dollar. In 2009 and 2008, 0.9% and 1.0%, respectively, of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

Interest Rate Sensitivity.  We had unrestricted cash and cash equivalents totaling $30.5 million at December 31, 2009. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.

Interest Rate Risk

As of December 31, 2009, we had long-term debt and capital lease obligations totaling $12.4 million, which have both variable and fixed interest rate components. We have entered into interest rate swaps as a hedge relating to variability in interest rate movements on our term loan. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.

The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at December 31, 2009.

							Fair Market
					Fiscal Year		Value at
		Notional			Entered	Maturity	December 31,
Description	Borrowing	Amount	Receive	Pay	Into	(Fiscal Year)	2009

Interest rate swap
— variable to fixed	Revolving Credit Facility	$5,625	LIBOR plus 1.0%	4.55% Fixed	2008	2028	$(291)

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our financial disclosure controls and procedures were not effective as of December 31, 2009, due to the material weakness in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and identified a material weakness in internal control over financial reporting as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework. Because of the material weakness described below, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

Based upon management’s evaluation, we concluded that we did not maintain adequate and effective internal control in the area of technical accounting relating to the application of applicable accounting literature related to revenue recognition for implementation fees. Specifically, the control deficiency related to our interpretation of the Revenue Recognition Topic of the FASB Accounting Standards Codification in

determining the proper period over which to amortize implementation fees. It was discovered during the preparation of our year-end financial statements for fiscal year 2009 that certain prior technical accounting judgments and conclusions related to revenue recognition were not supportable, leading management to conclude that the execution of certain internal control activities had not been adequate. Specifically, we believe that, in the context of the rapid growth of our business, we did not have sufficient staffing and technical expertise in the area of revenue recognition accounting to provide adequate review and control with respect to accounting for implementation revenue accounting. The material weakness contributed to material post-closing adjustments and restatement of prior period financial statements, which have been reflected in the financial statements for the three years ended December 31, 2009.

Deloitte and Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2009. This report appears below.

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness — Technical Accounting Related to Revenue Recognition for Implementation Fees

On February 25, 2010, we announced that we were conducting an internal accounting policy review related to the timing of amortization for deferred implementation revenue to determine whether these policies were appropriate and in accordance with the generally accepted accounting principles. As a result, under the direction of the Audit Committee, we commenced a process to review our deferred implementation revenue policies. On March 15, 2010, we announced that certain previously issued financial statements would be restated to correct items relating to the timing of revenue recognition for implementation fees. See the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1, and Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8.

In connection with such review, we identified a control deficiency relating to the application of applicable accounting literature related to revenue recognition for implementation fees. Specifically, the control deficiency related to our interpretation of the Revenue Recognition topic of the FASB Accounting Standards Codification in determining the proper period over which to amortize implementation fees.

Management, with the input, oversight, and support of the Audit Committee has identified and taken the following steps, which management believes have corrected the material weakness described above subsequent to December 31, 2009:

•	in January 2010, we hired a new Chief Financial Officer, who has extensive experience leading the accounting and finance functions at publicly traded companies and adds accounting expertise to our staff;

•	in February 2010, we engaged external advisors knowledgeable in revenue recognition to assist us in the interpretation of key technical revenue recognition standards and associated interpretations and the determination of how they apply to our software-enabled service business model; and

•	we revised our internal training program to ensure that our finance personnel have the competence and the on-going accounting and financial reporting training necessary for their assigned duties, including specific technical training courses related to revenue recognition topics. To that end, we increased our training budget significantly over the amount spent in 2009 for technical training and development.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of athenahealth, Inc.
Watertown, Massachusetts

We have audited the internal control over financial reporting of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain effective internal control over their application of applicable accounting literature related to revenue recognition for implementation fees. The control deficiency related to the Company’s interpretation of the Revenue Recognition Topic of the FASB Accounting Standards Codification in determining the proper period over which to amortize implementation fees. The material weakness contributed to material post-closing adjustments and restatement of prior period financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010, expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the change in the company’s method of accounting for business combinations on January 1, 2009 and the restatement of the Company’s 2008 and 2007 consolidated financial statements.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2010

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

PART III

Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2010 Annual Meeting of Stockholders (“2010 Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in our 2010 Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information to be contained in our 2010 Proxy Statement.

We have adopted a code of ethics that applies to all of our directors, officers, and employees. This code is publicly available on our website at www.athenahealth.com. Amendments to the code of ethics or any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and NASDAQ Global Select Market rules will be disclosed on our website or, if so required, disclosed in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information to be contained in our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information to be contained in our 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information to be contained in our 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information to be contained in our 2010 Proxy Statement.

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

(iii) Consolidated Statements of Operations

(iv) Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(v) Consolidated Statements of Cash Flows

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3) Exhibits

Exhibit
No.	Exhibit Index

2.1(x)	Agreement and Plan of Merger by and among athenahealth, Inc., Aries Acquisition Corporation, Anodyne Health Partners, Inc., and the Securityholders’ Representatives named therein, dated October 5, 2009
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(i)	Amended and Restated Bylaws of the Registrant
4.1(i)	Specimen Certificate evidencing shares of common stock
10.1(i)	Form of Indemnification Agreement, to be entered into between the Registrant and each of its directors and officers
†10.2(i)	1997 Stock Plan of the Registrant and form of agreements thereunder
†10.3(i)	2000 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreements thereunder
†10.4(i)(xi)	2007 Stock Option and Incentive Plan of the Registrant, and form of agreements thereunder
†10.5(viii)	2007 Employee Stock Purchase Plan, as amended
†10.6(viii)	Employment Agreement by and between the Registrant and Nancy G. Brown, dated August 2, 2004, as amended
†10.7(i)	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended
†10.8(iv)	Employment Agreement by and between the Registrant and Robert L. Cosinuke, dated December 3, 2007
†10.9(xi)	Employment Agreement by and between the Registrant and Dawn Griffiths, dated May 30, 2008
†10.10(viii)	Employment Agreement by and between the Registrant and Robert M. Hueber, dated September 16, 2002, as amended
†10.11(viii)	Employment Agreement by and between the Registrant and David Robinson, dated February 24, 2009
†10.12(iii)	Management Incentive Compensation Plan of the Registrant, adopted April 11, 2008
†10.13(vii)	Director Compensation Plan of the Registrant, dated December 17, 2008
10.14(i)	Warrant to Purchase 32,468 Shares of the Registrant’s Series D Convertible Preferred Stock, issued to GATX Ventures, Inc. on May 31, 2001

Exhibit
No.	Exhibit Index

#10.15(i)	Lease between President and Fellows of Harvard College and the Registrant, dated November 8, 2004, for space at the premises located at 300 North Beacon Street, Watertown, MA 02472 and 311 Arsenal Street, Watertown, MA 02472
10.16(ix)	Deed of Lease by and between RMZ Infotech Private Limited and Athena Net India Private Limited, dated April 28, 2009, for space at the premises located at Unit No. 701, Campus 3B, RMZ Millenia Tech Park, 143, Dr.MGR Road, Perungudi, Chennai 600 113
#10.17(i)	Agreement of Lease by and between Sentinel Properties -- Bedford, LLC and the Registrant, dated May 8, 2007
10.18(vi)(xi)	Credit Agreement by and between the Registrant and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated September 30, 2008, and exhibits and schedules thereunder
10.19(vi)	Security Agreement by and between the Registrant and Bank of America, N.A., as Administrative Agent, dated September 30, 2008
10.20(vi)	Term Note by and between the Registrant and Bank of America, N.A., dated September 30, 2008
10.21(xi)	First Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated December 12, 2008
10.22(x)	Second Amendment to Credit Agreement and Limited Waiver by and between the Registrant and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated October 5, 2009
#10.23(i)	Amended and Restated Marketing and Sales Agreement by and between the Registrant and WorldMed Shared Services, Inc. (d/b/a PSS World Medical Shared Services, Inc.) dated May 24, 2007
10.24**	Master Equipment Lease Agreement by and between CIT Technologies Corporation and the Registrant, dated June 1, 2007
10.25(ii)	Purchase Agreement dated November 28, 2007, between the Registrant and Bracebridge Corporation
#10.26(v)	Master Agreement by and between the Registrant and Vision Business Process Solutions Inc., dated June 30, 2008
#10.27**	Professional Services Agreement by and between the Registrant and International Business Machines Corporation dated as of October 2, 2009
#10.28**	Master Agreement for U.S. Availability Services between SunGard Availability Services LP and the Registrant, dated December 1, 2009, as amended
21.1**	Subsidiaries of the Registrant
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(i)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (File No. 333-143998)

(ii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 29, 2007.

(iii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 17, 2008.

(iv)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed May 6, 2008.

(v)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed August 5, 2008.

(vi)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed November 7, 2008.

(vii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 23, 2008.

(viii)	Incorporated by reference to the Registrant’s annual report on Form 10-K, filed March 2, 2009.

(ix)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed August 6, 2009.

(x)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed October 5, 2009.

(xi)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed October 30, 2009.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Timothy M. Adams
Timothy M. Adams
Chief Financial Officer and Senior Vice President

By:	/s/ Dawn Griffiths
Dawn Griffiths
Principal Accounting Officer,
Treasurer, and Vice President

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush (Jonathan Bush)	Chief Executive Officer, President, and Chairman (Principal Executive Officer)	March 15, 2010

/s/ Timothy M. Adams (Timothy M. Adams)	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 15, 2010

/s/ Dawn Griffiths (Dawn Griffiths)	Treasurer and Vice President (Principal Accounting Officer)	March 15, 2010

/s/ Ruben J. King-Shaw, Jr. (Ruben J. King-Shaw, Jr.)	Lead Director	March 15, 2010

/s/ Richard N. Foster (Richard N. Foster)	Director	March 15, 2010

/s/ Brandon H. Hull (Brandon H. Hull)	Director	March 15, 2010

/s/ John A. Kane (John A. Kane)	Director	March 15, 2010

Signature	Title	Date

/s/ Ann H. Lamont (Ann H. Lamont)	Director	March 15, 2010

/s/ James L. Mann (James L. Mann)	Director	March 15, 2010

/s/ William Winkenwerder, Jr., M.D. (William Winkenwerder, Jr., M.D.)	Director	March 15, 2010

Financial Statements and Supplementary Data

athenahealth, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
athenahealth, Inc.
Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the company changed its method of accounting for business combinations on January 1, 2009.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2008 and 2007 consolidated financial statement have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2010

athenahealth, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2009	2008
		(As restated)(1)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$30,526	$28,933
Short-term investments	52,323	58,061
Accounts receivable — net	33,323	23,236
Deferred tax assets	5,544	9,962
Prepaid expenses and other current assets	4,663	3,624

Total current assets	126,379	123,816
Property and equipment — net	24,871	20,871
Restricted cash	9,216	1,848
Software development costs — net	2,324	1,879
Purchased intangibles — net	14,490	1,925
Goodwill	22,120	4,887
Deferred tax assets	10,284	13,683
Other assets	1,393	662

Total assets	$211,077	$169,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,437	$2,038
Accounts payable	1,880	803
Accrued compensation	15,774	10,154
Accrued expenses	10,781	7,442
Current portion of deferred revenue	4,038	2,848
Interest rate derivative liability	291	881
Current portion of deferred rent	1,288	1,144

Total current liabilities	37,489	25,310
Deferred rent, net of current portion	7,444	8,662
Deferred revenue, net of current portion	28,684	22,186
Other long-term liabilities	1,191	—
Debt and capital lease obligations, net of current portion	8,951	8,378

Total liabilities	83,759	64,536

Commitments and contingencies (see notes to financial statements)
Preferred stock; $0.01 par value: 5,000 shares authorized and no shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock; $0.01 par value per share; 125,000 shares authorized;
35,166 shares issued and 33,888 shares outstanding at December 31, 2009
34,645 shares issued and 33,367 shares outstanding at December 31, 2008	352	346
Additional paid-in capital	169,715	156,303
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive (loss) income	(73)	338
Accumulated deficit	(41,476)	(50,752)

Total stockholders’ equity	127,318	105,035

Total liabilities and stockholders’ equity	$211,077	$169,571

(1)	See Note 2 “Restatement and Reclassifications of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

athenahealth, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
		(As restated)(1)	(As restated)(1)
	(In thousands, except per share amounts)

Revenue:
Business services	$183,230	$131,879	$94,182
Implementation and other	5,297	4,403	3,436

Total revenue	188,527	136,282	97,618

Expenses:
Direct operating costs	79,017	59,947	46,978
Selling and marketing	34,072	22,827	17,212
Research and development	14,348	10,600	7,476
General and administrative	36,111	29,330	19,922
Depreciation and amortization	7,767	5,993	5,541

Total expenses	171,315	128,697	97,129

Operating income	17,212	7,585	489

Other income (expense):
Interest income	1,016	1,942	1,415
Interest expense	(968)	(428)	(3,682)
Gain (loss) on interest rate derivative contract	590	(881)	—
Other income (expense)	255	182	(5,689)

Total other income (expense)	893	815	(7,956)

Income (loss) before income tax (provision) benefit	18,105	8,400	(7,467)
Income tax (provision) benefit	(8,829)	23,202	(34)

Net income (loss)	9,276	31,602	(7,501)

Net income (loss) per share — basic	$0.28	$0.97	$(0.60)

Net income (loss) per share — diluted	$0.27	$0.91	$(0.60)

Weighted average shares used in computing net income (loss) per share:
Basic	33,584	32,746	12,568
Diluted	34,917	34,777	12,568

(1)	See Note 2 “Restatement and Reclassifications of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements

See notes to consolidated financial statements.

athenahealth, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
			Additional			Other		Total	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity (Deficit)	Income (Loss)

BALANCE — January 1, 2007
As previously reported	5,281	$53	$2,090	(1,278)	$(1,200)	$(34)	$(65,180)	$(64,271)
Prior period adjustments(1)							$(9,673)	$(9,673)

BALANCE — January 1, 2007
As restated(1)	5,281	53	2,090	(1,278)	(1,200)	(34)	(74,853)	(73,944)
Stock compensation expense			1,311					1,311
Stock options and warrants exercised	1,000	10	2,442					2,452
Shareholder contribution of capital			592					592
Shares issued in initial public offering, net of expenses	5,000	50	81,237					81,287
Conversion of convertible preferred stock to common stock	22,332	223	49,871					50,094
Reclassification of warrant liability to additional paid-in capital			7,451					7,451
Net loss(1)							(7,501)	(7,501)	$(7,501)
Unrealized holding gain on available-for-sale-investments, net of tax						34		34	34
Foreign currency translation adjustment						72		72	72

Total Comprehensive Loss(1)								—	(7,395)

BALANCE — December 31, 2007(1)	33,613	336	144,994	(1,278)	(1,200)	72	(82,354)	61,848
Stock compensation expense			5,558					5,558
Stock options and warrants exercised	1,021	10	4,908					4,918
Common stock issued under employee stock purchase plan	11	—	317					317
Tax benefit realized from stock-based awards			526					526
Net income(1)							31,602	31,602	31,602
Unrealized holding gain on available-for-sale-investments, net of $188 tax						288		288	288
Foreign currency translation adjustment						(22)		(22)	(22)

Total Comprehensive Income(1)								—	31,868

BALANCE — December 31, 2008(1)	34,645	346	156,303	(1,278)	(1,200)	338	(50,752)	105,035
Stock compensation expense			8,314					8,314
Stock options exercised	488	5	1,890					1,895
Common stock issued under employee stock purchase plan	33	1	780					781
Tax benefit realized from stock-based awards			2,428					2,428
Net income							9,276	9,276	9,276
Unrealized holding gain on available-for-sale-investments, net of $17 tax						(262)		(262)	(262)
Foreign currency translation adjustment						(149)		(149)	(149)

Total Comprehensive Income								—	$8,865

BALANCE — December 31, 2009	35,166	$352	$169,715	(1,278)	$(1,200)	$(73)	$(41,476)	$127,318

(1)	See Note 2 “Restatement and Reclassifications of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements

See notes to consolidated financial statements.

athenahealth, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
		(As restated)(1)	(As restated)(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,276	$31,602	$(7,501)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,403	6,095	5,541
Accretion of debt discount	—	—	413
Amortization of discounts on investments	(113)	(899)	(74)
Financial advisor fee paid by investor	—	—	592
Provision for uncollectible accounts	999	405	524
Non-cash warrant expense	—	—	4,995
(Gain) loss on interest rate derivative contract	(590)	881	—
Deferred income taxes	5,918	(23,833)	—
Excess tax benefit from stock-based awards	(2,505)	(526)	—
Stock-based compensation expense	8,314	5,558	1,311
(Gain) loss on disposal of property and equipment	276	(47)	102
Changes in operating assets and liabilities:
Accounts receivable	(10,489)	(9,254)	(4,670)
Prepaid expenses and other current assets	(887)	(912)	(1,033)
Accounts payable	1,379	(1,195)	52
Other assets	(173)	86	162
Accrued expenses	6,201	7,424	2,587
Deferred revenue	7,438	7,120	4,626
Deferred rent	(1,118)	(1,446)	(804)

Net cash provided by operating activities	32,329	21,059	6,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(2,555)	(1,393)	(1,090)
Purchases of property and equipment	(10,277)	(13,452)	(2,693)
Proceeds from sales and disposals of property and equipment	4,538	4,112	1,456
Purchase in long-term investment	(550)	(550)	—
Proceeds from sales and maturities of short-term investments	84,014	73,250	7,603
Purchases of short term investments	(78,588)	(129,935)	(1,949)
Payments for acquisitions net of cash acquired	(22,391)	(6,680)	—
(Increase) decrease in restricted cash	(7,368)	(136)	1,457

Net cash (used in) provided by investing activities	(33,177)	(74,784)	4,784

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	2,676	5,235	2,452
Proceeds of initial public offering, net of issuance costs	—	—	81,287
Debt issuance costs	—	(177)	—
Excess tax benefit from stock-based awards	2,505	526	—
Proceeds from long-term debt	—	6,000	4,249
Proceeds from line of credit	—	—	5,914
Payments on long term debt and capital lease obligations	(2,514)	(777)	(24,776)
Payments on line of credit	—	—	(13,118)

Net cash provided by financing activities	2,667	10,807	56,008

Effects of exchange rate changes on cash and cash equivalents	(226)	(40)	85

Net increase (decrease) in cash and cash equivalents	1,593	(42,958)	67,700
Cash and cash equivalents at beginning of year	28,933	71,891	4,191

Cash and cash equivalents at end of year	$30,526	$28,933	$71,891

Supplemental disclosures of non-cash investing activities — Property and equipment recorded in accounts payable and accrued expenses	$510	$998	$48

Supplemental disclosure — Cash paid for interest	$836	$324	$3,666

Supplemental disclosure — Non-cash investing activities — Contingent Consideration	$5,100	$—	$—

Supplemental disclosure — Cash paid for taxes	$514	$403	$—

Property and equipment acquired under capital leases	$4,538	$3,795	$1,456

(1)	See Note 2 “Restatement and Reclassifications of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements

See notes to consolidated financial statements.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

1.	BUSINESS AND ORGANIZATION

General — athenahealth, Inc. (the “Company,” “we,” “us,” or “our”) is a business services company that provides ongoing billing, clinical-related, and other related services to its customers. The Company provides these services with the use of athenaNet, a proprietary Internet-based practice management application. The Company’s customers consist of medical group practices ranging in size throughout the United States of America.

In August 2005, the Company established a subsidiary in Chennai, India, athenahealth Technology Private Limited, to conduct research and development activities. On April 10, 2009, the Company established a Massachusetts corporation, athenahealth MA, Inc., to hold a share of common stock of athenahealth Technology Private Limited.

On October 16, 2009, the Company acquired Anodyne Health Partners, Inc. (“Anodyne”). The Company paid cash for Anodyne. For financial reporting purposes, the acquisition was accounted for using the acquisition method of accounting in accordance with the guidance on business combinations.

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

2.	RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On March 9, 2010, we concluded that we needed to restate our previously issued consolidated financial statements for the years ended December 31, 2008 and 2007. We have also concluded to restate our previously issued condensed consolidated financial statements for the first, second, and third quarters of 2009 and each of the quarters in 2008. (See Note 20, Summarized Quarterly Unaudited Financial Data, for information related to each of the restated quarters.) The restatements resulted primarily from a correction in the timing of revenue recognition of deferred implementation fees.

As part of the process to finalize our financial results for the year ended December 31, 2009, we undertook a comprehensive review of our significant accounting policies. As a result of our review, we concluded that, in prior and future periods, we will amortize deferred implementation revenue over a longer expected performance period of twelve years in order to reflect the estimated expected customer life. Previously, the expected performance period was estimated based upon the initial customer contract term, which, for the vast majority of contracts, was one year in duration. As a result of these adjustments, we also revised our previously calculated income tax expense for each quarter in 2009 and 2008. The pretax effect of the restatement adjustments on years and quarters prior to December 31, 2008, had the effect of increasing pretax losses and deferred tax assets. Because sufficient positive evidence that such deferred tax assets would be realized did not exist until December 31, 2008, no tax benefits for the additional deferred tax assets resulting from the restatement adjustments were recognized in periods prior to December 31, 2008. At December 31, 2008, the entire valuation allowance relating to deferred tax assets was reversed and, therefore, the effect of the 2008 restatement adjustment includes a $7,149 tax benefit relating to the recognition of deferred tax assets arising from the restatement that were generated in prior years. The restatement adjustments result in a cumulative net reduction to previously reported shareholders’ equity of approximately $10,940 and $13,671 as of December 31, 2008 and 2007, respectively, and an increase in previously reported net income athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by $2,731 for the year ended December 31, 2008 and a reduction in previously reported net income by $3,998 for the year ended December 31, 2007. We have also restated the January 1, 2007 opening retained earnings balance to recognize the impact of the restatement adjustments that relate to prior periods. Except as otherwise specified, all information presented in the consolidated financial statements and the related notes include all such restatement adjustments.

In addition, in connection with the restatement, we have corrected previously issued financial statements for the following reclassification items none of which had any effect on net income or shareholders’ equity for any period: a) Reimbursements of out of pocket (“pass through”) expenses which were previously netted against operating expense have been grossed up and included in Implementation and other revenue in the consolidated statements of operations, b) Certain deferred tax liabilities have been reclassified from non-current to current in the consolidated statements of financial position, c) Draw downs of the capital leased lines which were previously presented as sources of cash within the “financing activities” section of the consolidated statements of cash flows have been reclassified as “investing activities” and d) the excess tax benefit from stock-based awards which were previously presented as sources of cash within the “operating activities” section of the consolidated statements of cash flows in the accrued expense line have been reclassified as “operating activities” in the excess tax benefit from stock-based awards line item.

The following tables summarize the effects of the restatement and presentation reclassifications on our previously issued consolidated financial statements:

Summary of increases (decreases) in Net Income (Loss) for the years ended December 31, 2008 and 2007

	December 31,
	2008	2007
	(In thousands, except per share amounts)

Net income (loss), as previously reported	$28,871	$(3,503)
Net adjustments
Implementation revenue	(4,418)	(3,998)
Income tax provision	7,149	—

Net income (loss), restated	$31,602	$(7,501)

Basic earning (loss) per common share:
Net income (loss), as previously reported	$0.88	$(0.28)

Net adjustments
Implementation revenue	(0.13)	(0.32)
Income tax provision	0.22	—

Net income (loss), restated	$0.97	$(0.60)

Diluted earning (loss) per common share:
Net income (loss), as previously reported	$0.83	$(0.28)

Net adjustments
Implementation revenue	(0.13)	(0.32)
Income tax provision	0.21	—

Net income (loss), restated	0.91	$(0.60)

Weighted average shares used in computing net income (loss) per share:
Basic	32,746	12,568
Diluted	34,777	12,568

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the effects of the restatement adjustments on our Accumulated deficit as of January 1, 2007.

Amount

Accumulated deficit, January 1, 2007, as previously reported	$(65,180)
Restatement adjustments:
Implementation revenue	(9,673)

Accumulated deficit, January 1, 2007, as restated	$(74,853)

Consolidated Balance Sheet impact as of December 31, 2008

	As of December 31, 2008
	As Previously		As
	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$28,933	$—	$28,933
Short-term investments	58,061	—	58,061
Accounts receivable — net	23,236	—	23,236
Deferred tax assets	8,499	1,463	9,962
Prepaid expenses and other current assets	3,624	—	3,624

Total current assets	122,353	1,463	123,816
Property and equipment — net	20,871	—	20,871
Restricted cash	1,848	—	1,848
Software development costs — net	1,879	—	1,879
Purchased intangibles — net	1,925	—	1,925
Goodwill	4,887	—	4,887
Deferred tax assets	7,997	5,686	13,683
Other assets	662	—	662

Total assets	$162,422	$7,149	$169,571

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,038	$—	$2,038
Accounts payable	803	—	803
Accrued compensation	10,154	—	10,154
Accrued expenses	7,442	—	7,442
Current portion of deferred revenue	6,945	(4,097)	2,848
Interest rate derivative liability	881	—	881
Current portion of deferred rent	1,144	—	1,144

Total current liabilities	29,407	(4,097)	25,310
Deferred rent, net of current portion	8,662	—	8,662
Deferred revenue, net of current portion	—	22,186	22,186
Debt and capital lease obligations, net of current portion	8,378	—	8,378

Total liabilities	46,447	18,089	64,536

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2008
	As Previously		As
	Reported	Adjustments	Restated

Preferred stock	—	—	—
Common stock	346	—	346
Additional paid-in capital	156,303	—	156,303
Treasury stock	(1,200)	—	(1,200)
Accumulated other comprehensive income	338	—	338
Accumulated deficit	(39,812)	(10,940)	(50,752)

Total stockholders’ equity	115,975	(10,940)	105,035

Total liabilities and stockholders’ equity	$162,422	$7,149	$169,571

Consolidated Statement of Operations impact for the year ended December 31, 2008

	For the Year Ended December 31, 2008
	As Previously			As
	Reported	Adjustments	Reclassifications	Restated

Revenue:
Business services	$131,879	$—	$—	$131,879
Implementation and other	7,673	(4,418)	1,148	4,403

Total revenue	139,552	(4,418)	1,148	136,282

Expenses:
Direct operating costs	58,799	—	1,148	59,947
Selling and marketing	22,827	—	—	22,827
Research and development	10,600	—	—	10,600
General and administrative	29,330	—	—	29,330
Depreciation and amortization	5,993	—	—	5,993

Total expenses	127,549	—	1,148	128,697

Operating income (loss)	12,003	(4,418)	—	7,585

Other income (expense):
Interest income	1,942	—	—	1,942
Interest expense	(428)	—	—	(428)
Loss on interest rate derivative contract	(881)	—	—	(881)
Other income	182	—	—	182

Total other income	815	—	—	815

Income (loss) before income tax benefit	12,818	(4,418)	—	8,400
Income tax benefit	16,053	7,149	—	23,202

Net income	28,871	2,731	—	31,602

Net income per share — basic	$0.88	$0.08	$—	$0.97
Net income per share — diluted	$0.83	$0.08	$—	$0.91
Weighted average shares used in computing net income per share:
Basic	32,746	32,746	32,746	32,746
Diluted	34,777	34,777	34,777	34,777

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations impact for the year ended December 31, 2007

	For the Year Ended December 31, 2007
	As Previously
	Reported	Adjustments	Reclassifications	As Restated

Revenue:
Business services	$94,182	$—	$—	$94,182
Implementation and other	6,591	(3,998)	843	3,436

Total revenue	100,773	(3,998)	843	97,618

Expenses:
Direct operating costs	46,135	—	843	46,978
Selling and marketing	17,212	—	—	17,212
Research and development	7,476	—	—	7,476
General and administrative	19,922	—	—	19,922
Depreciation and amortization	5,541	—	—	5,541

Total expenses	96,286	—	843	97,129

Operating income (loss)	4,487	(3,998)	—	489

Other income (expense):
Interest income	1,415	—	—	1,415
Interest expense	(3,682)	—	—	(3,682)
Other income (expense)	(5,689)	—	—	(5,689)

Total other expense	(7,956)	—	—	(7,956)

Loss before income tax provision	(3,469)	(3,998)	—	(7,467)
Income tax provision	(34)	—	—	(34)

Net loss	(3,503)	(3,998)	—	(7,501)

Net loss per share — basic	$(0.28)	$(0.32)	$—	$(0.60)

Net loss per share — diluted	$(0.28)	$(0.32)	$—	$(0.60)

Weighted average shares used in computing net loss per share:
Basic	12,568	12,568	12,568	12,568
Diluted	12,568	12,568	12,568	12,568

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Stockholders’ Equity Impact

In addition to the effects on the consolidated balance sheets as of December 31, 2008, and consolidated statements of operations for the years ended December 31, 2008 and 2007, discussed above, the restatement affected the consolidated statements of stockholders’ equity as of December 31, 2008 and 2007. Stockholders’ equity as of January 1, 2007, is approximately $73,944 as restated, compared to approximately $64,271 as previously reported. The following table sets forth the effects of the restatement on our consolidated stockholders’ equity as of December 31, 2008 and 2007:

	For the Year Ended
	December 31,
	2008	2007

Stockholders’ equity, as previously reported	$115,975	$75,519
Effect of restatement adjustment on net (loss) for the current period	2,731	(3,998)
Cumulative adjustment to accumulated deficit	(13,671)	(9,673)

Total restatement adjustments	(10,940)	(13,671)

Stockholders’ equity, as restated	$105,035	$61,848

Consolidated Statement of Cash Flows Impact

The following table includes selected information from our consolidated statements of cash flows presenting previously reported and restated cash flows, for the years ended December 31, 2008 and 2007:

	For the Year Ended December 31,
	2008		2007
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Net income (loss)	$28,871	$31,602	$(3,503)	$(7,501)
Deferred income taxes(1)	(16,684)	(23,833)	—	—
Excess tax benefit from stock-based awards(2)	—	(526)	—	—
Accrued expenses(2)	6,898	7,424	2,587	2,587
Deferred revenue(1)	2,702	7,120	628	4,626
Proceeds from the sales and disposals of property and equipment(3)	317	4,112	—	1,456
Net cash provided by (used in) investing activities	(78,579)	(74,784)	3,328	4,784
Proceeds from long-term debt and capital lease obligations(3)	9,795	6,000	5,705	4,249
Net cash provided by financing activities	14,602	10,807	57,464	56,008

(1)	Revenue and related tax effect due to the correction of the accounting for implementation fees.

(2)	To separately present the excess tax benefit from stock-based awards previously presented as a component of the change in accrued expenses.

(3)	To correct the presentation of draw downs of capital lease obligations.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)  — Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, and unrealized holding gains (losses) on available-for-sale securities.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including the estimated expected performance period; (2) allowance for doubtful accounts; (3) asset impairments; (4) depreciable lives of assets; (5) economic lives and fair value of leased assets; (6) income tax reserves and valuation allowances; (7) fair value of stock options; (8) allocation of direct and indirect cost of sales; and (9) litigation reserves. Actual results could significantly differ from those estimates.

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

Implementation revenue consists primarily of professional services fees related to assisting customers with the implementation of the Company’s services and are generally billed upfront and recorded as deferred revenue until the implementation is complete and then recognized ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be twelve years. The Company evaluates the length of the amortization period of the implementation fees based on our experience with customer contract renewals and consideration of the period over which those customers will receive benefits from our current portfolio of services. Certain expenses related to the implementation of a customer, such as out-of-pocket travel, are typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. Other services consist primarily of training and interface fees and are recognized as the services are performed.

The Company utilizes the authoritative revenue recognition guidance to determine whether its arrangements containing multiple deliverables contain more than one unit of accounting. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis and there must be objective and reliable evidence of fair value of the undelivered element.

Direct Operating Expenses — Direct operating expenses consist primarily of salaries, benefits, and stock-based compensation related to personnel who provide services to clients; claims processing costs; implementing new clients; and other direct costs related to collection and business services. Costs associated with the implementation of new clients are expensed as incurred. The reported amounts of direct operating expenses do not include allocated amounts for rent, depreciation, amortization, or other overhead costs, except for the amortization of certain intangible assets.

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

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments — Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments are classified as available-for-sale and are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss). The Company classifies its investments based on the maturity of the instrument. The Company determines realized gains and losses based on the specific identification method.

Accounts Receivable — Accounts receivable represents amounts due from customers for subscription and implementation services. Accounts receivable are stated net of an allowance for uncollectible accounts, which are determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.

Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2009	2008	2007

Beginning balance	$726	$437	$211
Provision	999	405	524
Write-offs and adjustments	(454)	(116)	(298)

Ending balance	$1,271	$726	$437

Financial Instruments — Certain financial instruments are required to be recorded at fair value. The other financial instruments approximate their fair value, primarily because of their short-term nature which include cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of the Company’s debt obligations approximate fair value based upon our best estimate of interest rates that would be available to the Company for similar debt obligations. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents.

Derivative financial instruments are used to manage certain of the Company’s interest rate exposures. The Company does not enter into derivatives for speculative purposes, nor does the Company hold or issue any financial instruments for trading purposes. In October 2008, the Company entered into a derivative instrument that is not designated as a hedge. The Company entered into the derivative instrument to offset the cash flow exposure associated with its interest payments on certain outstanding debt. Derivatives are carried at fair value, as determined using standard valuation models and adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings and are separately presented.

Property and Equipment — Property and equipment are stated at cost. Equipment, furniture and, fixtures are depreciated using the straight-line method over their estimated useful lives, generally ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the improvements or the applicable lease terms, excluding renewal periods. Buildings are depreciated using the straight-line method over 30 years. Building improvements are depreciated using the straight-line method over the lesser of the useful life of the improvement or the remaining life of the building. Costs associated with maintenance and repairs are expensed as incurred.

Long-Lived Assets — Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment losses have been recognized in the years ended December 31, 2009, 2008, or 2007.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash — Restricted cash consists of funds held under a letter of credit as a condition of the Company’s operating lease for its corporate headquarters (see Note 10). The letter of credit was reduced in 2008 to $856. The letter of credit will remain in effect during the term of the lease agreement. The remaining restricted cash balance as of December 31, 2009, consists of escrowed amounts relating to the purchase of MedicalMessaging and Anodyne (see Note 8). Of the remaining balance, $660 relates to MedicalMessaging and will be paid over a three-year period starting in 2008 if MedicalMessaging achieves certain financial milestones. Restricted cash relating to the purchase of Anodyne at December 31, 2009, was $7,700 and may be paid over a three-year period starting in 2010 if Anodyne achieves certain business and financial milestones or released to the Company to cover indemnification claims.

Software Development Costs — The Company accounts for software development costs based on required criteria and timing. Costs related to the preliminary project stage of subsequent versions of athenaNet or other technologies are expensed as incurred. Costs incurred in the application development stage are capitalized, and such costs are amortized over the software’s estimated economic life. The estimated useful life of the software is two years. Amortization expense was $2,110, $1,395, and $958 for the years ended December 31, 2009, 2008, and 2007, respectively. Future amortization expense for all software development costs capitalized as of December 31, 2009, is estimated to be $1,647 and $677 for the years ending December 31, 2010, and 2011, respectively.

Goodwill — Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company evaluates the carrying value of its goodwill annually on November 30. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment losses have been recognized in the years ended December 31, 2009, 2008, and 2007.

Other Intangible Assets — Other intangible assets consist of technology and customer relationships acquired in connection with business acquisitions and are amortized over their estimated useful lives on a straight-line basis.

Accrued expenses and accrued compensation — Accrued expenses consist of the following:

	As of December 31,
	2009	2008

Accrued bonus	8,030	5,310
Accrued vacation	1,884	1,169
Accrued payroll	4,081	2,379
Accrued commissions	1,779	1,296

Accrued compensation expenses	$15,774	$10,154

Accrued expenses	$6,468	$7,442
Current portion of accrued contingent consideration	4,313	—

Accrued expenses	$10,781	$7,442

Warrant Liability — Prior to our IPO, freestanding warrants exercisable for shares of the Company’s redeemable convertible preferred stock were classified as a warrant liability on the Company’s balance sheet.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These warrants were issued for the purchase of the Company’s Series D and Series E Preferred Stock. During the year ended December 31, 2007, the Company revalued the warrant liability relating to the preferred stock warrants and recorded other expense of $4,995, for the increase in value of the warrants. Upon completion of the IPO and the conversion of outstanding preferred stock to common stock, the preferred stock warrants became automatically exercisable into shares of common stock. Accordingly, the warrant liability of $7,451 was reclassified to additional paid-in capital.

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

Deferred Revenue — Deferred revenue primarily consists of billings or payments received in advance of the revenue recognition criteria being met. Deferred revenue includes certain deferred implementation services fees which are recognized as revenue ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be twelve years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, investments, derivatives, and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents, investments by investing in highly rated corporate and financial institutions, and engages with highly rated financial institutions as a counterparty to its derivative transaction. With respect to customer accounts receivable, the Company manages its credit risk by performing ongoing credit evaluations of its customers. No customer accounted for more than 10% of revenues or accounts receivable as of or for the years ended December 31, 2009, 2008, or 2007.

Other Income (Expense) — other expense consists of the following:

	Year Ended December 31,
	2009	2008	2007

Loss on warrants	$—	$—	$(4,995)
Financial advisor fee paid by shareholder	—	—	(592)
Other income (expense)	255	182	(102)

	$255	$182	$(5,689)

Income Taxes — Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect at the time of their reversal. A valuation allowance is established to reduce net deferred tax assets if, based on the available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

processes, based on the technical merits. Our income tax positions must meet a more-likely-than-not recognition threshold at the balance sheet date to be recognized in the related period.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Stock-Based Compensation — The Company accounts for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards with compensation cost measured using the fair value of the awards issued.

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

Recent Accounting Pronouncements — In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under this guidance, acquisition costs are generally expensed as incurred; non-controlling interests are reflected at fair value at the acquisition date; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense. The Company adopted this guidance on January 1, 2009 and during the year ended December 31, 2009, expensed $751 of acquisition costs that, prior to the change in accounting, would have been included as part of the purchase price. The potential contingent consideration of $7,700 was recorded in the initial purchase price allocation at its estimated fair value of $5,100. A portion of the contingent consideration relating to the Anodyne acquisition expected to be paid in 2011 and 2012 totaling $787 and is presented in other long-term liabilities. The contingent consideration will be accreted to the amount payable when, and if, earned. The difference between the estimated and earn-out amount will be charged or credited to expense. The contingent consideration for acquisitions which occurred prior to this change will be recorded as additional goodwill when it is earned. In addition, under the provisions of athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance, future reversal of the Company’s acquisition-related tax reserves of $680 (excluding interest and penalties) will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets and will affect the Company’s annual effective income tax rate.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently evaluating the impact of adoption of this authoritative guidance might have on our financial statements, if any.

From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of other recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

4.	NET INCOME (LOSS) PER SHARE

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

The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
		(As restated)	(As restated)

Net income (loss)	$9,276	$31,602	$(7,501)
Weighted average shares used in computing basic net income (loss) per share	33,584	32,746	12,568

Net income (loss) per share — basic	$0.28	$0.97	$(0.60)

Net income (loss)	$9,276	$31,602	$(7,501)
Weighted average shares used in computing basic net income (loss) per share	33,584	32,746	12,568
Effect of dilutive securities	1,333	2,031	—

Weighted average shares used in computing diluted net income (loss) per share	34,917	34,777	12,568

Net income (loss) per share — diluted	$0.27	$0.91	$(0.60)

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share, since to include them would be anti-dilutive:

	Years Ended December 31,
	2009	2008	2007

Options to purchase common stock	1,021	1,088	2,889
Warrants to purchase common stock	—	—	65

	1,021	1,088	2,954

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of their short term nature of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents as of December 31, 2009 and 2008, are money market fund investments of $10,081 and $23,610, respectively, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for comparable instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

	Fair Value Measurements as of December 31, 2009 Using
	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market securities	$10,081	$—	$—	$10,081
Available-for-sale investments:
U.S. government backed securities	—	52,323	—	52,323
Accrued contingent consideration	—	—	(5,100)	(5,100)
Interest rate swap derivative	—	(291)	—	(291)

Total	$10,081	$52,032	$(5,100)	$57,013

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of
	December 31, 2008 Using
	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market securities	$23,610	$—	$—	$23,610
Available-for-sale investments:
Commercial paper	—	16,575	—	16,575
U.S. government backed securities	—	41,486	—	41,486
Interest rate swap derivative	—	(881)	—	(881)

Total	$23,610	$57,180	$—	$80,790

U.S. government backed securities and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative is valued using an interest rate swap model and observable inputs at the reporting date. The accrued contingent consideration is valued using a probability-weighted income approach model at the acquisition and reporting date.

Balance as of January 1, 2009	$—
Contingent consideration relating to acquisition valued at October 16, 2009	5,100

Balance as of December 31, 2009	$5,100

6.	SHORT-TERM INVESTMENTS

The summary of available-for-sale securities as of December 31, 2009, is as follows:

		Gross
	Amortized	Unrealized
	Cost	Gains	Fair Value

U.S. government backed securities	$52,280	$43	$52,323

The summary of available-for-sale securities as of December 31, 2008, is as follows:

		Gross
	Amortized	Unrealized
	Cost	Gains	Fair Value

Commercial paper	$16,487	$88	$16,575
U.S. government backed securities	41,098	388	41,486

Total	$57,585	$476	$58,061

Scheduled maturity dates of U.S. government backed securities and commercial paper as of December 31, 2009 and 2008, was within one year of that date and therefore investments were classified as short-term. There were no material realized gains and losses on sales of these investments for the periods presented. Unrealized gains and losses are included in other accumulated comprehensive income.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY AND EQUIPMENT

On February 15, 2008, the Company purchased a complex of buildings totaling 186,000 square feet, including approximately 133,000 square feet of office space, on approximately 53 acres of land located in Belfast, Maine, for a total price of $6,197. The Company is using the office space of this facility as a second operational service site, and are leasing a small portion of the space to commercial tenants. The building is being depreciated over 30 years. The Company allocated $800 of the purchase price to land and $5,397 to the buildings. In addition, the gross amount of the Company assets under capital leases as December 31, 2008, was $4,169 of equipment, $793 of leasehold and building improvements and $289 of furniture, the gross amount of the capital leases as of December 31, 2009 was $8,551 of equipment, $1,249 of leasehold improvements, and $300 of furniture. Property and equipment consist of the following:

	Years Ended December 31,
	2009	2008

Equipment	$17,063	$12,921
Furniture and fixtures	804	853
Leasehold improvements	9,854	9,499
Building and improvements	8,515	6,698
Land	800	800

Total property and equipment, at cost	37,036	30,771
Accumulated depreciation and amortization	(13,897)	(11,783)
Construction in progress	1,732	1,883

Property and equipment, net	$24,871	$20,871

Depreciation expense on property and equipment was $5,658, $4,598, and $4,583 for the years ended December 31, 2009, 2008, and 2007, respectively. During the year ended December 31, 2009 and 2008, the Company wrote off fully depreciated assets totaling approximately $3,503 and $7,190, respectively. Since the assets were fully depreciated, there was no impact on the statement of operations.

8.	ACQUISITION

Acquisition of Anodyne Health Partners, Inc.

On October 16, 2009, the Company acquired Anodyne Health Partners, Inc. (“Anodyne”), a software enabled service business intelligence company based in Alpharetta, Georgia. The Company believes that the acquisition of Anodyne provides the Company with expanded service offerings that will better enable it to compete in the large medical group market. The Anodyne software as a service business intelligence tool enhances customers’ ability to view all facets of its revenue cycle information and to access and extract critical operational and administrative information from various data systems. The Company used existing cash to fund the acquisition of Anodyne, following which Anodyne became a wholly-owned subsidiary of the Company. The Company has determined that the presentation of pro forma information is impracticable as the preexisting business acquired was previously combined with other operations that were not part of the business combination.

The Company has accounted for the acquisition as a business combination using the acquisition method. The Company incurred legal costs and professional fees in connection with the acquisition of $751 which are included in general and administrative expenses. The results of Anodyne’s operations are included in the statement of operations of the combined entity since the date of acquisition.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total consideration transferred on the acquisition date:

Cash payments	$22,300
Contingent consideration	5,100
Cash acquired	(50)

Fair value of total consideration	$27,350

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

Current assets and other assets	$757
Property and equipment	128
Intangible assets:
Technology	2,000
Customer relationships	11,200
Deferred tax asset	(2,206)
Accrued expenses and other liabilities	(1,041)
Deferred revenue	(250)

Total identifiable net assets	10,588
Goodwill	16,762

$27,350

Revenue from the date of acquisition of Anodyne, October 16, 2009, to December 31, 2009, was $906. The Company has determined that the presentation of Anodyne’s net income is impracticable for the period ended December 31, 2009, due to the integration of Anodyne operations into the Company upon acquisition.

Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in the consolidated statement of operations. The Company accrued a liability of $5,100 for the estimated fair value of contingent considerations expected to be payable based upon one of the acquired companies reaching specific performance metrics over the next three years of operation. There are two separate elements that make up the contingent consideration. The first potential contingent consideration ranges from zero to $4,800 and is payable in one installment based upon operational performance for the year ending December 31, 2010. The second potential contingent consideration ranges from zero to $2,900 and is payable in quarterly installments based upon the selling of the Company’s product base into the Anodyne customer base for the year ending December 31, 2010 and 2011, and the six-month period ended June 30, 2012.

The fair value was determined using a probability-weighted income approach. That approach is based on significant inputs that are not observable in the market, which are referred to as level 3 inputs. Key assumptions include a discount rate of 21%, a probability adjusted level of 60%. As of December 31, 2009, the amount recognized for the contingent consideration, the range of outcomes and assumptions has not changed.

The intangibles are being amortized over 5-10 years, with customer lists being amortized over 10 years. The goodwill of $16,762 resulting from the acquisition arises largely from the synergies expected from combining the operations of the acquisitions with our existing services operations, as well as from the benefits athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derived from the assembled workforce of the acquisitions. The goodwill recognized is not expected to be deductible for tax purposes.

Acquisition of Crest Line Technologies, Inc. (d.b.a. MedicalMessaging.net)

On September 5, 2008, the Company acquired specified assets and assumed specified liabilities of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net) (“MedicalMessaging”). MedicalMessaging is a provider of live and automated calling services for healthcare professionals. The purpose of the acquisition is to augment the Company’s core business service offering with MedicalMessaging’s automated and live communication services. The Company believes the purchase of MedicalMessaging gave access to a developed technology that could speed the time to market versus internal development of our own similar product. In addition, the Company plans to leverage its existing customer base to increase revenues of the MedicalMessaging services.

Consideration for this transaction was approximately $7,100, plus potential additional consideration of $992 which was to be paid over a three-year period if MedicalMessaging achieves certain financial milestones. If the contingent consideration is paid, it will result in an increase in the goodwill. The final payment will include accrued interest on the escrowed amounts. At the date of acquisition, the Company determined that $241 of the $992 potential contingent consideration was met and recorded the obligation. At December 31, 2008, the Company determined that $331 of the potential consideration was met and recorded to the obligation. This amount was paid out in March 2009 from a restricted cash account. During 2009, the Company paid a working capital adjustment of $141. As of December 31, 2009, the Company determined that an additional $331 of the potential consideration was met and recorded to the obligation. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.

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

9.	GOODWILL AND OTHER PURCHASED INTANGABLE ASSETS

The following table summarizes the activity relating to the carrying value of the Company’s goodwill during the years ended December 31, 2009 and 2008:

Gross balance as of January 1, 2008	$—
Goodwill recorded in connection with Medical Messaging	4,887

Gross balance as of December 31, 2008	$4,887

Contingent consideration recorded in connection with Medical Messaging	330
Net working capital adjustment recorded in connection with Medical Messaging	141
Goodwill recorded in connection with Anodyne	16,762

Gross balance as of December 31, 2009	$22,120

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

Intangible assets acquired as of December 31, 2009 and 2008, are as follows:

	December 31, 2009
		Accumulated		Weighted Averge Remaining
	Gross	Amortization	Net	Useful Life (years)

Developed technology	$3,161	$(390)	$2,771	4.4
Customer relationships	12,066	(347)	11,719	9.7

Total	$15,227	$(737)	$14,490

	December 31, 2008
		Accumulated		Weighted Averge Remaining
	Gross	Amortization	Net	Useful Life (years)

Developed technology	$1,161	$(74)	$1,087	5
Customer relationships	866	(28)	838	10

Total	$2,027	$(102)	$1,925

Amortization expense for the years ended December 31, 2009, 2008, and 2007, was $635, $102 and $0, respectively, and is included in direct operating expenses. Estimated amortization expense, based upon the Company’s intangible assets at December 31, 2009, is as follows:

Year Ending December 31,	Amount

2010	$1,839
2011	1,839
2012	1,839
2013	1,765
2014	1,523
Thereafter	5,685

Total	$14,490

10.	OPERATING LEASES AND OTHER COMMITMENTS

The Company maintains operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of each leased facility. The Company also rents certain of its leased facilities to third-party tenants. The rental agreements expire at various dates from 2010 to 2015.

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

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rent expense totaled $2,399, $2,121, and $2,901 for the years ended December 31, 2009, 2008, and 2007, respectively. In June 2005, the Company entered into a sub-lease agreement, which generated rental income of $497, $378, and $286 for the years ended December 31, 2009, 2008, and 2007, respectively. Rental income is recorded as a reduction in rent expense. We terminated this sub-lease effective February 2010.

The Company entered into a lease agreement with a new landlord in connection with the relocation of its corporate offices in India in May 2009. The Company assumed possession of the leased space in May of 2009, with a rent commencement date of May 2009 and expiration date of April 2012. The Company was not required to pay rent from May 2009 through August 2009. The Company recognizes rent escalations for this lease on a straight-line basis over the lease period from May 2009 (date of possession) to April 2012. Rent expense totaled $275, $214, and $201 for the years ended December 31, 2009, 2008, and 2007, respectively.

In March 2007, the Company entered into a noncancelable contract for data center services in the event of a service interruption in the Company’s primary data center. The term of the agreement is 36 months, commencing in July 2007, at a monthly rate of $27, for a total payments of $978 over the term of the agreement.

In December 2009, the Company entered into a noncancelable contract for data center services in the event of a service interruption in the Company’s primary data center. The term of the agreement is 26 months, commencing in December 2009, at a monthly rate of $20, for a total payments of $480 over the term of the agreement.

In May 2007, the Company entered into a ten-year, noncancelable lease agreement with a data center provider in Bedford, Massachusetts. Under the agreement, the Company took possession of a portion of the contracted space in June 2007. Minimum payments under the lease total $6,133 over the life of the agreement. The Company paid $496, $243 and $119 under this agreement in 2009, 2008, and 2007, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2009, are as follows:

Future Rent
Year Ending December 31,	Payments

2010	$5,357
2011	5,439
2012	5,212
2013	5,233
2014	5,396
Thereafter	4,141

Total minimum lease payments	$30,778

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The summary of outstanding debt and capital lease obligations is as follows:

	As of December 31,
	2009	2008

Term loan	$5,625	$6,000
Capital lease obligation	6,763	4,416

	12,388	10,416
Less current portion of long-term debt and capital lease obligations	(3,437)	(2,038)

Long-term debt and capital lease obligations, net of current portion	$8,951	$8,378

2008 Term and Revolving Loans — On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by up to an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 limit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, the Company borrowed $6,000 under the term loan facility for general working capital purposes. The term loan has a 5-year term which is payable quarterly starting March 31, 2009, for $75 each quarter. The Company has the option to extend the loan at the end of the 5-year term. As of December 31, 2009, there were no amounts outstanding under the revolving credit facility.

The revolving credit loans and term loan bear interest, at the Company’s option, at either (i) the London Interbank Offered Rate (“LIBOR”), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) the financial institution’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points for Base Rate loans and up 100 basis points for LIBOR loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company was also required to pay commitment fees and upfront fees for this Credit Facility. The interest rate as of December 31, 2009 and 2008, for the term loan was 4.5%.

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

Capital Lease Obligation — In June 2007, the Company entered into a master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment’s invoice date. Each lease has a 36 month term which are payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. As of December 31, 2009 and 2008, the Company had $6,763 and $4,416, respectively, of outstanding capital leases. The interest rate as of December 31, 2009 and 2008, was 3.5% and 5.8%, respectively.

Future principal payments on debt and outstanding capital leases as of December 31, 2009, are as follows:

		Capital Lease
Year Ending December 31,	Debt	Obligations

2010	$300	$3,269
2011	300	2,904
2012	300	956
2013	300	—
Thereafter	4,425	—

Total	5,625	7,129
Less: imputed interest		(366)

Present value of future minimum lease payments		6,763
Less current portion	(300)	(3,137)

Long-term portion	$5,325	$3,626

The Company’s borrowings are collateralized by substantially all assets.

Interest paid was $836, $324, and $3,666 for the years ended December 31, 2009, 2008, and 2007, respectively.

12.	INTEREST RATE SWAP DERIVATIVE

The Company entered into a derivative instrument which has a decreasing notional value over the term to offset the cash flow exposure associated with its interest payments on certain outstanding debt. In October 2008, we entered into an interest rate swap to mitigate the cash flow exposure associated with our interest payments on certain outstanding debt. Our interest rate swap is not designated as a hedging instrument. The derivative is accounted for at fair value with gains or losses reported in earnings.

The swap had a notional amount of $5,850 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the September 30, 2008, issuance of the Term Loan due September 30, 2028. We pay a fixed rate of 4.55% and receive a variable rate based on one month LIBOR. The fair value of derivatives as of December 31, 2009, is summarized in the following table.

	Liability Derivatives
	Balance Sheet Location	Fair Value

Interest rate contracts	Interest rate derivative liability	$291

Total derivatives		$291

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the consolidated statements of operations is summarized in the following table.

		Gain Recognized in	Loss Recognized in
		Earnings for the	Earnings for the
	Location of Gain (Loss)	Year Ended December 31,	Year Ended December 31,
	Recognized in Earnings	2009	2008

Interest rate contracts	Gain (loss) on interest rate derivative contract	$590	$(881)

Derivatives are carried at fair value, as determined using standard valuation models and adjusted, when necessary, for credit risk and is separately presented on the balance sheet. The Company manages its interest rate exposures by maintaining a fixed rate debt to minimize interest expense and interest rate volatility. The following is a description/summary of the derivative financial instrument the Company has entered into to manage the interest rate exposure:

						Maturity	Fair Value
		Notional			Fiscal Year	(Fiscal	as of December 31,
Description	Borrowing	Amount	Receive	Pay	Entered Into	Year)	2009

Interest rate swap
— variable to fixed	Revolving Credit Facility	$5,625	LIBOR plus 1.0%	4.55% Fixed	2008	2028	$(291)

13.	CONVERTIBLE PREFERRED STOCK

All outstanding shares of the Company’s convertible preferred stock were converted into 21,531 shares of common stock upon completion of the IPO.

14.	PREFERRED STOCK

After the consummation of the initial public offering in September 2007 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2009 and 2008, no shares of preferred stock were outstanding.

15.	COMMON STOCK AND WARRANTS

Common Stock — Common stockholders are entitled to one vote per share and dividends when declared by the Board of Directors, subject to any preferential rights of preferred stockholders.

Warrants — In connection with equipment financing with a finance company and a bank in May 2001, the Company issued warrants to purchase 65 shares of the Company’s Series D Preferred Stock at an exercise price of $3.08 per share. The warrants are exercisable through September 2012.

Upon completion of the IPO, all of the Company’s outstanding preferred stock was automatically converted into common stock and, accordingly, all warrants to purchase preferred stock were converted into warrants to purchase common stock. During the year ended December 31, 2008, warrant holders exercised using the net issue exercise provision resulting in 29 shares of common stock issued to the warrant holder on the exercise of 32 warrants. No warrants were exercised during the year ended December 31, 2009.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved for Future Issuance — The Company has reserved shares of common stock for future issuance for the following purposes:

	December 31,
	2009	2008

Stock award plans	4,583	4,003
Warrants to purchase common stock	32	32

Total	4,615	4,035

16.	STOCK-BASED COMPENSATION

The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive share awards, or make direct purchases of shares of the Company’s common stock, up to 5,238 shares. On January 30, 2007, the Company’s board of directors voted to increase the number of shares eligible for grant under the Company’s stock award plans by 448. On May 2, 2007, the Company’s board of directors voted to increase the number of shares eligible for grant under the Company’s stock awards plans by 149. Options granted under the plan may be incentive stock options or non-qualified stock options under the applicable provisions of the Internal Revenue Code.

In 2007, the Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the board of directors and approved by the stockholders. A total of 500 shares of common stock has been reserved for future issuance to participating employees under the 2007 ESPP. Employees may authorize deductions from 1% to 10% of compensation for each payroll period during the offering period. On February 8, 2008, the board of directors approved an amendment to the Company’s 2007 ESPP. Under the terms of the amendment to the 2007 ESPP, the purchase price shall be equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. On May 1, 2008, the board of directors approved another amendment to the 2007 ESPP, which allows employees, officers, and directors of the Company’s majority owned subsidiary, athenahealth Technology Private Limited, to participate in the 2007 ESPP. The expense for the years ended December 31, 2009 and 2008 was $388 and $172, respectively.

In 2007, the board of directors and the Company’s stockholders approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”) effective as of the close of the Company’s IPO, which occurred on September 25, 2007. The board of directors authorized 1,000 shares in addition to the shares forfeited under the Company’s 2007 Stock Option Plan. Options granted under this plan may be incentive stock options or non-qualified stock options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2007 Stock Option Plan. The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) 5.0% of the number of then-outstanding shares of stock and of the preceding December 31 and (ii) a number as determined by the board of directors. On January 1, 2009 and 2008, another 1,105 and 611 options, respectively, became available for grant under this evergreen provision.

Incentive stock options are granted with exercise prices at or above the fair value of the Company’s common stock at the grant date as determined by the Board of Directors. Incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock are granted with exercise prices at 110% of the fair value of the Company’s common stock at the date of the grant. Non-qualified stock options may be granted with exercise prices up to the fair value of the Company’s common stock on the date of the grant, as determined by the Board of Directors. All options granted vest over a range of one to four years and have contractual terms of between five and ten years. Options granted typically vest 25% per year over a total of four years at each anniversary, with the exception of options granted to members of the board of directors, which vest on a quarterly basis.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to stock option awards granted under the Company’s 2000 Stock Option and Incentive Plan, unvested stock options awarded under these awards shall become accelerated by a period of one year upon the consummation of an acquisition of the Company. For purposes of these agreements, an acquisition is defined as: (i) the sale of the Company by merger in which its shareholders in their capacity as such no longer own a majority of the outstanding equity securities of the Company; (ii) any sale of all or substantially all of the assets or capital stock of the Company; or (iii) any other acquisition of the business of the Company, as determined by its board of directors.

As of December 31, 2009 and 2008, there were approximately 1,151 and 1,052 shares, respectively, available for grant under the Company’s stock award plans.

The following table presents the stock option activity for the year ended December 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Instrinsic
	Shares	Price	(in years)	Value

Outstanding — January 1, 2009	2,951	$16.02
Granted	1,080	28.97
Exercised	(488)	3.88
Forfeited	(111)	22.78

Outstanding — as of December 31, 2009	3,432	$21.62	7.6	$81,083

Exercisable — as of December 31, 2009	1,526	$12.73	6.3	$49,614

Vested and expected to vest as of December 31, 2009	3,178	$21.05	7.6	$76,875

Weighted-average fair value of options granted for the year ended December 31, 2009		$14.56

The Company recorded compensation expense of $8,314, $5,558, and $1,311 for the years ended December 31, 2009, 2008, and 2007, respectively. There was an impact of $2,505 and $526 on the presentation in the consolidated statements of cash flows relating to excess tax benefits on the state tax level that have been realized as a reduction in taxes payable for the year ended December 31, 2009 and 2008, respectively.

Stock-based compensation expense for the years ended December 31, 2009, 2008, and 2007, are as follows (no amounts were capitalized):

	Year Ended December 31,
	2009	2008	2007

Stock-based compensation charged to:
Direct operating	$1,589	$872	$181
Selling and marketing	2,126	1,383	97
Research and development	1,015	1,086	260
General and administrative	3,584	2,217	773

Total	$8,314	$5,558	$1,311

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	1.9% - 3.0%	1.9% - 3.5%	3.5% - 4.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option term (years)	6.25	6.25	6.25
Expected stock volatility	48% - 53%	48% - 54%	71.0%

The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

The weighted average expected option term reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. In December 2007, the SEC issued additional guidance, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We have continued to utilize this methodology for the year ended December 31, 2009, due to the short length of time our common stock has been publicly traded. The resulting fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions.

As of December 31, 2009 and 2008, there was $25,474 and $16,435, respectively, of unrecognized stock compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

Cash received from stock option exercises during the years ended December 31, 2009 and 2008, was $1,895 and $4,918, respectively. The intrinsic value of the shares issued from option exercises in the years ended December 31, 2009 and 2008, was $16,547 and $25,932, respectively. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.

Summary of Employee Stock Option Exercises — The weighted average fair value of employee stock purchase shares granted during fiscal 2009, 2008, and 2007,was $14.56, $16.52, and $6.10, respectively. Employees purchased 488 shares, 991 shares, and 433 shares, respectively, for fiscal 2009, 2008, and 2007. The intrinsic value of shares purchased during fiscal 2009, 2008, and 2007, was $16,547, $25,932, and $3,642, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	INCOME TAXES

The components of the Company’s income tax (benefit) provision for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007

Current Provision:
Federal	$174	$(16)	$24
State	2,706	647	10
Foreign	31	—	—

	2,911	631	34

Deferred Provision:
Federal	6,527	34	—
State	(609)	9	—
Valuation allowance reversal	—	(23,876)	—

	5,918	(23,833)	—

Total income tax provision (benefit)	$8,829	$(23,202)	$34

During the year ended December 31, 2009, the Company utilized tax federal and state net operating loss carryforwards to reduce the current tax provision by $8,246 and $21, respectively. The Company recognized an alternative minimum tax expense for the year ended December 31, 2008, and December 31, 2007. During the year ended December 31, 2008, the Company utilized tax net operating loss carryforwards to reduce the current tax provision by $7,797.

The components of the Company’s deferred income taxes as of December 31, 2009 and 2008, are as follows:

	2009	2008

Deferred tax assets:
Federal net operating loss carryforward	$4,851	$10,468
State net operating loss carryforward	151	58
Research and development tax credits	881	841
Allowance for doubtful accounts	611	377
Deferred rent obligation	2,346	2,570
Stock compensation	3,197	1,529
Other accrued liabilities	920	321
Deferred revenue	10,395	9,893
Other	422	—

	23,774	26,057
Deferred tax liabilities:
Intangibles	(5,527)	—
Capitalized software development	(924)	(743)
Property and equipment	(1,412)	(1,481)
Investments	(17)	(188)
Other	(66)	—

	(7,946)	(2,412)

Net deferred tax assets	$15,828	$23,645

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2009, the Company had federal and state NOLs of approximately $55,895 (which includes $41,627 of NOLs from stock-based compensation) and $16,549 (which includes $14,717 of NOLs from stock-based compensation), respectively, to offset future federal and state taxable income. The state NOLs begin to expire 2010 and the federal NOLs expire at various times from 2017 through 2028.

The Company has generated NOLs from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital and not as a reduction of income tax provision. During the years ended December 31, 2009 and 2008, the Company realized excess tax benefits from state tax deductions of $2,505 and $526, respectively, which was credited to additional paid-in capital. As of December 31, 2009, the amount of unrecognized federal and state excess tax benefits is $14,153 and $872, respectively, which will be credited to additional paid-in capital when realized.

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. Based on the consideration of the weight of the positive and negative evidence, the Company concluded that there was sufficient positive evidence that its deferred tax assets will be fully utilized. Accordingly, the remaining valuation allowance was reversed as of December 31, 2008. As of December 31, 2009, the Company continues to believe that it is more likely than not that the deferred tax assets will be fully realized.

The Company’s federal research and development tax credit carryforward as of December 31, 2009 was $881. This credit is available to offset future federal and state taxes and expire at various times through 2024.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31:

	2009	2008	2007

Income tax computed at federal statutory tax rate	34%	34%	34%
State taxes net of federal benefit	8%	9%	0%
Research and development credits	(1)%	(2)%	1%
Permanent differences	8%	8%	(27)%
Valuation allowance	0%	(328)%	(7)%

Total	49%	(279)%	1%

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007

Beginning uncertain tax benefits	$301	$610	$744
Prior year — decreases	0	(365)	(134)
Prior year — increases	18	—	—
Current year — increases	667	56	—

Total	$986	$301	$610

Included in the balance of unrecognized tax benefits at December 31, 2009, are $912 of tax benefits that, if recognized, would affect the effective tax rate. Included in the current year increases was $627 of unrecognized tax benefits which the Company acquired through its acquisition of Anodyne, Inc. The Company does not expect unrecognized tax benefits will significantly change within 12 months of the reporting date.

The Company includes interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the year ended December 31, 2009, the Company’s accrued interest and penalties recorded in its consolidated financial statements was not significant.

The Company does not expect unrecognized tax benefits to significantly change within 12 months of the reporting date.

For state tax purposes, the tax years 1997 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject, which years primarily resulted in carryforward attributes that may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company recently concluded an Internal Revenue Service audit for tax years 2006 through 2008. The closing of this audit resulted in no change to the income tax benefit (provision) or previously recorded net operating loss carryforwards.

18.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement savings plan (the “401(k) Plan”), under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and nonforfeitable. The Company may make a discretionary contribution in any year, subject to authorization by the Company’s Board of Directors. During the years ended December 31, 2009, 2008, and 2007, the Company’s contributions to the Plan were $901, $673 and $235, respectively.

19.	COMMITMENTS AND CONTINGENCIES

The Company is engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment discrimination claims and challenges to the Company’s intellectual property. The Company believes that it has adequate legal defenses and believes that it is remote that the ultimate dispositions of these actions will have a material effect on the Company’s financial position, results of operations, or cash flows. There are no accruals for such claims recorded at December 31, 2009.

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

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

As discussed in greater detail in Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, we determined we needed to restate our previously issued consolidated financial information for the quarterly periods ended March 31, 2009, June 30, 2009, September 30, 2009 and each of the quarterly periods in the year ended December 31, 2008. The restatements resulted from a correction to the amortization period for deferred implementation revenue.

The following tables summarize the effects of the restatement and presentation reclassifications on our previously issued unaudited condensed consolidated financial statements:

Summary of increases (decreases) in net income (unaudited)

	For the Quarter Ended
	March 31, 2009	June 30, 2009		September 30, 2009
	Three	Three	Six	Three	Nine
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended

Net income, as previously reported	$2,338	$3,029	$5,367	$2,112	$7,479

Net adjustments
Implementation revenue	(1,334)	(1,308)	(2,642)	(1,577)	(4,219)
Income tax provision	534	523	1,057	631	1,688

Net income, restated	$1,538	$2,244	$3,782	$1,166	$4,948

Basic earning (loss) per common share:
Net income, as previously reported	$0.07	$0.09	$0.16	$0.06	$0.22

Net adjustments
Implementation revenue	(0.04)	(0.04)	(0.08)	(0.05)	(0.12)
Income tax provision	0.02	0.02	0.03	0.02	0.05

Net income, restated	$0.05	$0.07	$0.11	$0.03	$0.15

Diluted earning (loss) per common share:
Net income, as previously reported	$0.07	$0.09	$0.15	$0.06	$0.22

Net adjustments
Implementation revenue	$(0.04)	$(0.04)	$(0.07)	$(0.05)	$(0.12)
Income tax provision	$0.01	0.01	$0.03	0.02	$0.04

Net income (loss), restated	$0.04	$0.06	$0.11	$0.03	$0.14

Weighted average shares used in computing net income per share:
Basic	33,418	33,527	33,472	33,610	33,520
Diluted	34,814	34,822	34,818	34,900	34,707

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of increases (decreases) in Net income (unaudited)

	For the Quarter Ended
	March 31, 2008	June 30, 2008		September 30, 2008		December 31, 2008
	Three	Three	Six	Three	Nine	Three
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended

Net income, as previously reported	$1,829	$2,779	$4,608	$3,700	$8,308	$20,563

Net adjustments
Implementation revenue	(884)	(1,068)	(1,952)	(1,598)	(3,550)	(868)
Income tax provision	—	—	—	—	—	7,149

Net income, restated	$945	$1,711	$2,656	$2,102	$4,758	$26,844

Basic earning (loss) per common share:
Net income, as previously reported	$0.06	$0.09	$0.14	$0.11	$0.26	$0.62

Net adjustments
Implementation revenue	(0.03)	(0.04)	(0.06)	(0.05)	(0.11)	(0.03)
Income tax provision	—	—	—	—	—	0.22

Net income, restated	$0.03	$0.05	$0.08	$0.06	$0.15	$0.81

Diluted earning (loss) per common share:
Net income, as previously reported	$0.05	$0.08	$0.13	$0.11	$0.24	$0.59

Net adjustments
Implementation revenue	(0.02)	(0.03)	(0.05)	(0.05)	(0.10)	(0.03)
Income tax provision	—	—	—	—	—	0.21

Net income, restated	$0.03	$0.05	$0.08	$0.06	$0.14	$0.77

Weighted average shares used in computing net income per share:
Basic	32,344	32,485	32,414	32,904	32,579	33,242
Diluted	34,786	34,730	34,758	34,825	34,780	34,766

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Quarterly Condensed Consolidated Balance Sheets (unaudited)

	As of March 31, 2009		As of June 30, 2009		As of September 30, 2009
	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Assets
Current assets:
Cash and cash equivalents	$20,527	$20,527	$23,320	$23,320	$27,473	$27,473
Short-term investments	69,553	69,553	72,984	72,984	77,090	77,090
Accounts receivable — net	22,837	22,837	23,680	23,680	26,850	26,850
Deferred tax assets	6,441	7,904	5,844	7,307	3,901	5,364
Prepaid expenses and other current assets	3,805	3,805	4,517	4,517	4,959	4,959

Total current assets	123,163	124,626	130,345	131,808	140,273	141,736
Property and equipment — net	21,399	21,399	22,420	22,420	23,280	23,280
Restricted cash	1,516	1,516	1,516	1,516	1,516	1,516
Software development costs — net	1,920	1,920	2,054	2,054	2,191	2,191
Purchased intangibles — net	1,845	1,845	1,766	1,766	1,686	1,686
Goodwill	4,887	4,887	5,018	5,018	5,284	5,284
Deferred tax assets	8,156	14,376	8,061	14,804	8,351	15,725
Other assets	646	646	630	630	1,163	1,163

Total assets	$163,532	$171,215	$171,810	$180,016	$183,744	$192,581

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,308	$2,308	$2,684	$2,684	$3,123	$3,123
Accounts payable	1,211	1,211	642	642	1,090	1,090
Accrued compensation	8,471	8,471	10,065	10,065	13,808	13,808
Accrued expenses	5,534	5,534	5,834	5,834	7,170	7,170
Current portion of deferred revenue	6,829	3,166	7,104	3,435	7,633	3,861
Interest rate derivative liability	689	689	381	381	506	506
Current portion of deferred rent	1,139	1,139	1,135	1,135	1,253	1,253

Total current liabilities	26,181	22,518	27,845	24,176	34,583	30,811
Deferred rent, net of current portion	8,383	8,383	8,128	8,128	7,742	7,742
Deferred revenue, net of current portion	—	23,086	—	24,400	—	26,080
Debt and capital lease obligations, net of current portion	8,267	8,267	8,779	8,779	8,954	8,954

Total liabilities	42,831	62,254	44,752	65,483	51,279	73,587

Preferred stock	—	—	—	—	—	—
Common stock	348	348	349	349	349	349
Additional paid-in capital	158,748	158,748	162,221	162,221	165,777	165,777
Treasury stock	(1,200)	(1,200)	(1,200)	(1,200)	(1,200)	(1,200)
Accumulated other comprehensive income	279	279	133	133	(128)	(128)
Accumulated deficit	(37,474)	(49,214)	(34,445)	(46,970)	(32,333)	(45,804)

Total stockholders’ equity	120,701	108,961	127,058	114,533	132,465	118,994

Total liabilities and stockholders’ equity	$163,532	$171,215	$171,810	$180,016	$183,744	$192,581

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2009		June 30, 2009
	Three Month Ended		Three Month Ended		Six Month Ended
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Revenue:
Business services	$39,895	$39,895	$44,429	$44,429	$84,324	$84,324
Implementation and other	2,204	1,133	2,290	1,219	4,494	2,352

Total revenue	42,099	41,028	46,719	45,648	88,818	86,676

Expenses:
Direct operating costs	18,298	18,561	19,160	19,397	37,458	37,958
Selling and marketing	6,999	6,999	8,888	8,888	15,887	15,887
Research and development	3,181	3,181	3,439	3,439	6,620	6,620
General and administrative	8,201	8,201	8,394	8,394	16,595	16,595
Depreciation and amortization	1,639	1,639	1,798	1,798	3,437	3,437

Total expenses	38,318	38,581	41,679	41,916	79,997	80,497

Operating income	3,781	2,447	5,040	3,732	8,821	6,179
Other income (expense):
Interest income	402	402	320	320	722	722
Interest expense	(174)	(174)	(283)	(283)	(457)	(457)
Gain on interest rate derivative contract	192	192	308	308	500	500
Other income	36	36	79	79	115	115

Total other income	456	456	424	424	880	880

Income before income taxes	4,237	2,903	5,464	4,156	9,701	7,059
Income tax provision	(1,899)	(1,365)	(2,435)	(1,912)	(4,334)	(3,277)

Net income	2,338	1,538	3,029	2,244	5,367	3,782

Net income per share — basic	$0.07	$0.05	$0.09	$0.07	$0.16	$0.11

Net income per share — diluted	$0.07	$0.04	$0.09	$0.06	$0.15	$0.11

Weighted average shares used in computing net income per share:
Basic	33,418	33,418	33,527	33,527	33,472	33,472
Diluted	34,814	34,814	34,822	34,822	34,818	34,818

In addition to the restatement of implementation fees and the related tax expense, we reclassified $263, $237 and $500 of reimbursed out-of-pocket expenses from direct operating costs to implementation and other revenue for the three months ended March 31, 2009, and June 30, 2009, and for the six months ended June 30, 2009.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009
	Three Month Ended		Nine Month Ended		Three
	As		As		Months Ended
	Previously	As	Previously	As	December 31,
	Reported	Restated	Reported	Restated	2009

Revenue:
Business services	$45,609	$45,609	$129,933	$129,933	$53,297
Implementation and other	3,083	1,796	7,577	4,148	1,149

Total revenue	48,692	47,405	137,510	134,081	54,446

Expenses:
Direct operating costs	19,652	19,942	57,110	57,900	21,117
Selling and marketing	8,963	8,963	24,850	24,850	9,222
Research and development	3,748	3,748	10,368	10,368	3,980
General and administrative	9,732	9,732	26,327	26,327	9,784
Depreciation and amortization	2,098	2,098	5,535	5,535	2,232

Total expenses	44,193	44,483	124,190	124,980	46,335

Operating income	4,499	2,922	13,320	9,101	8,111
Other income (expense):
Interest income	216	216	938	938	78
Interest expense	(270)	(270)	(727)	(727)	(241)
Gain (loss) on interest rate derivative contract	(125)	(125)	375	375	215
Other income	96	96	211	211	44

Total other (expense) income	(83)	(83)	797	797	96

Income before income taxes	4,416	2,839	14,117	9,898	8,207
Income tax provision	(2,304)	(1,673)	(6,638)	(4,950)	(3,879)

Net income	2,112	1,166	7,479	4,948	4,328

Net income per share — basic	$0.06	$0.03	$0.22	$0.15	$0.13

Net income per share — diluted	$0.06	$0.03	$0.22	$0.14	$0.12

Weighted average shares used in computing net income per share:
Basic	33,610	33,610	33,520	33,520	33,785
Diluted	34,900	34,900	34,707	34,707	35,133

In addition to the restatement of implementation fees and the related tax expense, we reclassified $290, $295 and $790 of reimbursed out-of-pocket expenses from direct operating costs to implementation and other revenue for the three months ended September 30, 2009, and December 31, 2009, and for the nine months ended September 30, 2009.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2008		June 30, 2008
	Three Month Ended		Three Month Ended		Six Month Ended
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Revenue:
Business services	$27,889	$27,889	$31,190	$31,190	$59,079	$59,079
Implementation and other	1,866	1,247	1,783	995	3,649	2,242

Total revenue	29,755	29,136	32,973	32,185	62,728	61,321

Expenses:
Direct operating costs	12,787	13,052	14,076	14,356	26,863	27,408
Selling and marketing	4,669	4,669	5,364	5,364	10,033	10,033
Research and development	2,346	2,346	2,596	2,596	4,942	4,942
General and administrative	7,205	7,205	6,580	6,580	13,785	13,785
Depreciation and amortization	1,441	1,441	1,589	1,589	3,030	3,030

Total expenses	28,448	28,713	30,205	30,485	58,653	59,198

Operating income	1,307	423	2,768	1,700	4,075	2,123
Other income (expense):
Interest income	709	709	396	396	1,105	1,105
Interest expense	(23)	(23)	(105)	(105)	(128)	(128)
Other income	18	18	31	31	49	49

Total other income	704	704	322	322	1,026	1,026

Income before income taxes	2,011	1,127	3,090	2,022	5,101	3,149
Income tax provision	(182)	(182)	(311)	(311)	(493)	(493)

Net income	1,829	945	2,779	1,711	4,608	2,656

Net income per share — basic	$0.06	$0.03	$0.09	$0.05	$0.14	$0.08

Net income per share — diluted	$0.05	$0.03	$0.08	$0.05	$0.13	$0.08

Weighted average shares used in computing net income per share:
Basic	32,344	32,344	32,485	32,485	32,414	32,414
Diluted	34,786	34,786	34,730	34,730	34,758	34,758

In addition to the restatement of implementation fees and the related tax expense, we reclassified $265, $280 and $545 of reimbursed out-of-pocket expenses from direct operating costs to implementation and other revenue for the three months ended March 31, 2008, and June 30, 2008, and for the six months ended June 30, 2008.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2008				December 31, 2008
	Three Month Ended		Nine Month Ended		Three Month Ended
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Revenue:
Business services	$33,080	$33,080	$92,159	$92,159	$39,720	$39,720
Implementation and other	2,348	1,070	5,997	3,312	1,676	1,091

Total revenue	35,428	34,150	98,156	95,471	41,396	40,811

Expenses:
Direct operating costs	14,932	15,252	41,795	42,660	17,004	17,287
Selling and marketing	6,275	6,275	16,308	16,308	6,519	6,519
Research and development	2,327	2,327	7,269	7,269	3,331	3,331
General and administrative	6,909	6,909	20,694	20,694	8,636	8,636
Depreciation and amortization	1,582	1,582	4,612	4,612	1,381	1,381

Total expenses	32,025	32,345	90,678	91,543	36,871	37,154

Operating income	3,403	1,805	7,478	3,928	4,525	3,657
Other income (expense):
Interest income	412	412	1,517	1,517	425	425
Interest expense	(75)	(75)	(203)	(203)	(225)	(225)
Loss on interest rate derivative contract	—	—	—	—	(881)	(881)
Other income	38	38	87	87	95	95

Total other income (expense)	375	375	1,401	1,401	(586)	(586)

Income before income taxes	3,778	2,180	8,879	5,329	3,939	3,071
Income tax (provision) benefit	(78)	(78)	(571)	(571)	16,624	23,773

Net income	3,700	2,102	8,308	4,758	20,563	26,844

Net income per share — basic	$0.11	$0.06	$0.26	$0.15	$0.62	$0.81

Net income per share — diluted	$0.11	$0.06	$0.24	$0.14	$0.59	$0.77

Weighted average shares used in computing net income per share:
Basic	32,904	32,904	32,579	32,579	33,242	33,242
Diluted	34,825	34,825	34,780	34,780	34,766	34,766

In addition to the restatement of implementation fees and the related tax expense, we reclassified $320, $283 and $865 of reimbursed out-of-pocket expenses from direct operating costs to implementation and other revenue for the three months ended September 30, 2008, and December 31, 2008, and for the nine months ended September 30, 2008.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31, 2009		June 30, 2009		September 30, 2009
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,338	$1,538	$5,367	$3,782	$7,479	$4,948
Deferred income taxes	1,899	1,365	3,937	2,880	6,109	4,421
Deferred revenue	(116)	1,218	159	2,801	688	4,907
Other changes in operating activities	379	379	2,540	2,540	7,259	7,259

Net cash provided by operating activities	4,500	4,500	12,003	12,003	21,535	21,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(449)	(449)	(1,060)	(1,060)	(1,759)	(1,759)
Purchases of property and equipment	(2,142)	(2,142)	(5,061)	(5,061)	(6,616)	(6,616)
Proceeds from disposals and sale of property and equipment(1)	—	1,803	—	3,366	4,690	4,690
Purchase in long term investment	—	—	—	—	(550)	(550)
Proceeds from sales and maturities of investments	14,500	14,500	37,000	37,000	58,000	58,000
Purchases of investments	(25,762)	(25,762)	(51,770)	(51,770)	(77,066)	(77,066)
Payments for acquisitions net of cash acquired	—	—	—	—	(131)	(131)
Increase in restricted cash	332	332	332	332	332	332

Net cash (used in) investing activities	(13,521)	(11,718)	(20,559)	(17,193)	(23,100)	(23,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	530	530	697	697	1,654	1,654
Tax benefit from stock-based awards	—	—	1,231	1,231	1,705	1,705
Proceeds from long-term debt(1)	1,803	—	3,366	—	—	—
Payments on long term debt and capital lease obligations	(1,643)	(1,643)	(2,319)	(2,319)	(2,978)	(2,978)

Net cash provided by (used in) financing activities	690	(1,113)	2,975	(391)	381	381

Effects of exchange rate changes on cash and cash equivalents	(75)	(75)	(32)	(32)	(276)	(276)

Net (decrease) in cash and cash equivalents	(8,406)	(8,406)	(5,613)	(5,613)	(1,460)	(1,460)
Cash and cash equivalents at beginning of period	28,933	28,933	28,933	28,933	28,933	28,933

Cash and cash equivalents at end of period	$20,527	$20,527	$23,320	$23,320	$27,473	$27,473

(1)	To correct the presentation of draw downs of the capital lease lines.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31, 2008		June 30, 2008		September 30, 2008
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,829	$945	$4,608	$2,656	$8,308	$4,758
Deferred revenue	25	909	872	2,824	2,291	5,841
Other changes in operating activities	267	267	5,228	5,228	4,041	4,041

Net cash provided by operating activities	2,121	2,121	10,708	10,708	14,640	14,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(251)	(251)	(602)	(602)	(939)	(939)
Purchases of property and equipment	(7,668)	(7,668)	(9,622)	(9,622)	(11,483)	(11,483)
Proceeds from disposals of property and equipment(1)	—	400	12	1,226	12	1,637
Purchase in long-term investment	—	—	(250)	(250)	(250)	(250)
Proceeds from sales and maturities of investments	—	—	—	—	18,500	18,500
Purchases of investments	(26,465)	(26,465)	(49,154)	(49,154)	(57,543)	(57,543)
Payments for acquisitions net of cash acquired	—	—	—	—	(6,680)	(6,680)
(Increase) decrease in restricted cash	—	—	—	—	(135)	(135)

Net cash (used in) investing activities	(34,384)	(33,984)	(59,616)	(58,402)	(58,518)	(56,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	64	64	698	698	4,071	4,071
Deferred financing fees	—	—	—	—	(179)	(179)
Proceeds from long-term debt(1)	400	—	1,214	—	7,625	6,000
Payments on long term debt and capital lease obligations	(120)	(120)	(271)	(271)	(526)	(526)

Net cash provided by (used in) financing activities	344	(56)	1,641	427	10,991	9,366

Effects of exchange rate changes on cash and cash equivalents	(4)	(4)	(22)	(22)	(75)	(75)

Net (decrease) increase in cash and cash equivalents	(31,923)	(31,923)	(47,289)	(47,289)	(32,962)	(32,962)
Cash and cash equivalents at beginning of period	71,891	71,891	71,891	71,891	71,891	71,891

Cash and cash equivalents at end of period	$39,968	$39,968	$24,602	$24,602	$38,929	$38,929

(1)	To correct the presentation of draw downs of the capital lease lines.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present selected operating results for the quarters ended 2009 and 2008:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(Restated)	(Restated)	(Restated)

Total revenue	$41,028	$45,648	$47,405	$54,446
Operating income	2,447	3,732	2,922	8,111

Net income	$1,538	$2,244	$1,166	$4,328

Net income per share — basic	$0.05	$0.07	$0.03	$0.13
Net income per share — diluted	$0.04	$0.06	$0.03	$0.12

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(Restated)	(Restated)	(Restated)	(Restated)

Total revenue	$29,136	$32,185	$34,150	$40,811
Operating income	423	1,700	1,805	3,657

Net income	$945	$1,711	$2,102	$26,844

Net income per share — basic	$0.03	$0.05	$0.06	$0.81
Net income per share — diluted	$0.03	$0.05	$0.06	$0.77