Form 10-Q
period 2010-03-31
ATHENAHEALTH INC
filed 2010-05-03
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2010, there were 33,097,074 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

ii

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$20,254	$30,526
Short-term investments	58,828	52,323
Accounts receivable — net	34,232	33,323
Deferred tax assets	5,450	5,544
Prepaid expenses and other current assets	6,471	4,663

Total current assets	125,235	126,379

Property and equipment — net	30,105	24,871
Restricted cash	8,885	9,216
Software development costs — net	2,493	2,324
Purchased intangibles — net	14,030	14,490
Goodwill	22,120	22,120
Deferred tax assets	10,226	10,284
Other assets	1,546	1,393

Total assets	$214,640	$211,077

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,440	$3,437
Accounts payable	1,769	1,880
Accrued compensation	12,364	15,774
Accrued expenses	10,374	10,781
Current portion of deferred revenue	4,731	4,038
Interest rate derivative liability	351	291
Current portion of deferred rent	1,334	1,288

Total current liabilities	34,363	37,489
Deferred rent, net of current portion	7,098	7,444
Deferred revenue, net of current portion	29,955	28,684
Other long-term liabilities	1,191	1,191
Debt and capital lease obligations, net of current portion	8,423	8,951

Total liabilities	81,030	83,759

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock; $0.01 par value: 125,000 shares authorized; 35,349 shares issued, and 34,072 shares outstanding at March 31, 2010; 35,166 shares issued and 33,888 shares outstanding at December 31, 2009.	353	352
Additional paid-in capital	175,767	169,715
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(111)	(73)
Accumulated deficit	(41,199)	(41,476)

Total stockholders’ equity	133,610	127,318

Total liabilities and stockholders’ equity	$214,640	$211,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2010	2009
		(as restated)(1)
Revenue:
Business services	$52,565	$39,895
Implementation and other	1,912	1,133

Total revenue	54,477	41,028

Expense:
Direct operating	23,519	18,561
Selling and marketing	12,060	6,999
Research and development	4,074	3,181
General and administrative	11,677	8,201
Depreciation and amortization	2,420	1,639

Total expense	53,750	38,581

Operating income	727	2,447

Other income (expense):
Interest income	78	402
Interest expense	(217)	(174)
(Loss) gain on interest rate derivative contract	(60)	192
Other income	30	36

Total other (expense) income	(169)	456

Income before income taxes	558	2,903
Income tax provision	(281)	(1,365)

Net income	$277	$1,538

Net income per share — Basic	$0.01	$0.05

Net income per share — Diluted	$0.01	$0.04

Weighted average shares used in computing net income per share
Basic	34,014	33,418
Diluted	35,201	34,814

(1)	See Note 2 “Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements” of Accompanying Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2010	2009
		(as restated)(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$277	$1,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,880	1,719
Amortization of premiums (discounts) on investments	381	(292)
Provision for uncollectible accounts	213	104
Deferred income tax	152	1,365
Increase in fair value of contingent consideration	304	—
Stock-based compensation expense	2,784	1,916
Loss (gain) on interest rate derivative contract	60	(192)
Changes in operating assets and liabilities:
Accounts receivable	(1,122)	295
Prepaid expenses and other current assets	(1,808)	(181)
Other long-term assets	(153)	16
Accounts payable	(392)	869
Accrued expenses	(4,121)	(3,592)
Deferred revenue	1,964	1,218
Deferred rent	(300)	(283)

Net cash provided by operating activities	1,119	4,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(703)	(449)
Purchases of property and equipment	(6,836)	(2,142)
Proceeds from sale or disposal of property and equipment	362	1,803
Proceeds from sales and maturities of investments	20,750	14,500
Purchases of short-term investments	(27,691)	(25,762)
Decrease in restricted cash	332	332

Net cash used in investing activities	(13,786)	(11,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	3,269	530
Payments on long-term debt and capital lease obligations	(887)	(1,643)

Net cash provided by (used in) financing activities	2,382	(1,113)

Effects of exchange rate changes on cash and cash equivalent	13	(75)

Net decrease in cash and cash equivalents	(10,272)	(8,406)
Cash and cash equivalents at beginning of period	30,526	28,933

Cash and cash equivalents at end of period	$20,254	$20,527

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payable and accrued expenses	$229	$538

Supplemental disclosures — Cash paid for interest	$117	$90

Supplemental disclosures — Change in fair value of contingent consideration	$304	$—

Supplemental disclosures — Cash paid for taxes	$983	$—

Property and equipment acquired under capital leases	$363	$1,803

(1)	See Note 2 “Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements” of Accompanying Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for the three month period ended March 31, 2010 and 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates.
     The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010.
2. RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
     On March 9, 2010, we concluded that we needed to restate our previously issued consolidated financial statements for the years ended December 31, 2008 and 2007. We also concluded that we needed to restate our previously issued condensed consolidated financial statements for the first, second, and third quarters of 2009 and each of the quarters in 2008. The restatement resulted primarily from a correction in the timing of revenue recognition of deferred implementation fees.
     As part of the process to finalize our financial results for the year ended December 31, 2009, we undertook a comprehensive review of our significant accounting policies. As a result of our review, we concluded that, in prior and future periods, we will amortize deferred implementation revenue over a longer expected performance period of twelve years in order to reflect the estimated expected customer life. Previously, the expected performance period was estimated based upon the initial customer contract term, which, for the vast majority of contracts, was one year in duration. As a result of these adjustments, we also revised our previously calculated income tax expense for each quarter in 2009 and 2008. All information presented in the condensed consolidated financial statements and the related notes include all such restatement adjustments.
     In addition, in connection with the restatement, we have corrected previously issued financial statements for the three months ended March 31, 2009, for the following reclassification items none of which had any effect on net income or shareholders’ equity for any period: a) reimbursements of out of pocket (“pass through”) expenses which were previously netted against operating expense have been grossed up and included in Implementation and other revenue in the consolidated statements of operations and b) draw downs of the capital leased lines which were previously presented as sources of cash within the “financing activities” section of the condensed consolidated statements of cash flows have been reclassified as “investing activities.”
     The following tables summarize the effects of the restatement and presentation reclassifications on our previously issued condensed consolidated financial statements:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
Summary of increases (decreases) in Net Income

Three months ended
March 31,
2009
(in thousands, except per share amounts)
Net income, as previously reported	$2,338

Net adjustments
Implementation revenue	(1,334)
Income tax provision	534

Net income, restated	$1,538

Basic earning per common share:
Net income, as previously reported	$0.07

Net adjustments
Implementation revenue	(0.04)
Income tax provision	0.02

Net income, restated	$0.05

Diluted earning per common share:
Net income, as previously reported	$0.07

Net adjustments
Implementation revenue	(0.04)
Income tax provision	0.01

Net income, restated	$0.04

Weighted average shares used in computing net income per share:
Basic	33,418
Diluted	34,814

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     Condensed Consolidated Statement of Operations impact for the three months ended March 31, 2009

	For the Three Months Ended March 31, 2009
	As Previously			As
	Reported	Adjustments	Reclassifications	Restated
Revenue:
Business services	$39,895	$—	$—	$39,895
Implementation and other	2,204	(1,334)	263	1,133

Total revenue	42,099	(1,334)	263	41,028

Expenses:
Direct operating costs	18,298	—	263	18,561
Selling and marketing	6,999	—	—	6,999
Research and development	3,181	—	—	3,181
General and administrative	8,201	—	—	8,201
Depreciation and amortization	1,639	—	—	1,639

Total expenses	38,318	—	263	38,581

Operating income (loss)	3,781	(1,334)	—	2,447

Other income (expense):
Interest income	402	—	—	402
Interest expense	(174)	—	—	(174)
Gain on interest rate derivative contract	192	—	—	192
Other income	36	—	—	36

Total other income	456	—	—	456

Income (loss) before income tax provision	4,237	(1,334)	—	2,903
Income tax provision	(1,899)	534	—	(1,365)

Net income	2,338	(800)	—	1,538

Net income per share — basic	$0.07	$(0.02)	$—	$0.05

Net income per share — diluted	$0.07	$(0.02)	$—	$0.04

Weighted average shares used in computing net income per share:
Basic	33,418	33,418	33,418	33,418
Diluted	34,814	34,814	34,814	34,814

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
Condensed Consolidated Statement of Cash Flows Impact
     The following table includes selected information from our condensed consolidated statements of cash flows presenting previously reported and restated cash flows, for the three months ended March 31, 2009:

	For the three months ended
	March 31, 2009
	As Previously	As
	Reported	Restated
Net income	$2,338	$1,538
Deferred income taxes (1)	1,899	1,365
Deferred revenue (1)	(116)	1,218

Proceeds from the sales and disposals of property and equipment (2)	—	1,803
Net cash provided by (used in) investing activities	(13,521)	(11,718)

Proceeds from long-term debt and capital lease obligations (2)	1,803	—
Net cash provided by financing activities	690	(1,113)

(1)	Revenue and related tax effect due to the correction of the accounting for implementation fees.

(2)	To correct the presentation of draw downs of capital lease obligations.
3. RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
4. NET INCOME PER SHARE
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, warrants, shares to be purchased under the employee stock purchase plan, and restricted stock units. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive to earnings per share.
     The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Net income	$277	$1,538

Weighted average shares used in computing basic net income per share	34,014	33,418

Net income per share — basic	$0.01	$0.05

Net income	$277	$1,538

Weighted average shares used in computing basic net income per share	34,014	33,418
Effect of dilutive securities	1,187	1,396

Weighted average shares used in computing diluted net income per share	35,201	34,814

Net income per share — diluted	$0.01	$0.04

     The computation of diluted net income per share does not include 963 and 1,916 options for the three months ended March 31, 2010, and March 31, 2009, respectively, because their inclusion would have an antidilutive effect on net income per share.
5. COMPREHENSIVE INCOME
     Comprehensive income was as follows for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Net income	$277	$1,538
Unrealized holding loss on available-for-sale investments	(55)	(62)
Foreign currency translation adjustment	17	3

Total comprehensive income	$239	$1,479

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
     As of March 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated the estimated fair values because of their short-term nature of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents as of March 31, 2010 and December 31, 2009, are money market fund investments of $6,249 and $10,081, respectively, which are reported at fair value.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for comparable instruments or quoted prices for similar instruments in active markets when available. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

	Fair Value Measurements At March 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$6,249	$—	$—	$6,249
Available-for-sale investments:
Commerical paper	—	5,497	—	5,497
Corporate bonds	—	22,006	—	22,006
U.S. government backed securities	—	31,325	—	31,325
Accrued contingent consideration	—	—	(5,404)	(5,404)
Interest rate derivative contract	—	(351)	—	(351)

Total short-term investments	$6,249	$58,477	$(5,404)	$59,322

	Fair Value Measurements as of December 31, 2009, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,081	$—	$—	$10,081
Available-for-sale investments:
U.S. government backed securities	—	52,323	—	52,323
Accrued contingent consideration	—	—	(5,100)	(5,100)
Interest rate derivative contract	—	(291)	—	(291)

Total short-term investments	$10,081	$52,032	$(5,100)	$57,013

     U.S. government backed securities, corporate bonds and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate derivative is valued using an interest rate swap model and observable inputs at the reporting date.
     It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period however there have been no such transfers during the three months ended March 31, 2010.
     The fair value of the accrued contingent consideration was determined using a probability-weighted income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. Key assumptions include a discount rate of 21% and a probability adjusted level of 60%. As of March 31, 2010, the Company has accrued a liability of $5,404 for the estimated fair value of contingent considerations expected to be payable upon the acquired company reaching specific performance metrics over the next three years of operation. As of March 31, 2010, the ranges of outcomes and key assumptions have not changed.

Accrued contingent consideration balance as of January 1, 2010	$5,100
Increase in fair value of contingent consideration	304

Accrued contingent consideration balance as of March 31, 2010	$5,404

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
7. INVESTMENTS
     The summary of available-for-sale securities as of March 31, 2010, is as follows:

	Amortized Cost	Gross Unrealized Gains (Loss)	Fair Value

Commercial paper	$5,494	$3	$5,497
Corporate bonds	22,034	(28)	22,006
U.S. government backed securities	31,311	14	31,325

Total	$58,839	$(11)	$58,828

     The summary of available-for-sale securities as of December 31, 2009, is as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Value

U.S. government backed securities	$52,280	$43	$52,323

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The summary of outstanding debt and capital lease obligations is as follows:

	As of March 31,	As of December 31,
	2010	2009

Term loan	$5,550	$5,625
Capital lease obligation	6,313	6,763

	11,863	12,388
Less current portion of long-term debt and capital lease obligations	(3,440)	(3,437)

Long-term debt and capital lease obligations, net of current portion	$8,423	$8,951

     2008 Term and Revolving Loans — On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. As of March 31, 2010, there were no amounts outstanding under the revolving credit facility. On September 30, 2008, the Company borrowed a total of $6,000 under the term loan facility for general working capital purposes. The term loan has a 5 year term which is payable quarterly starting December 31, 2008, for $75 each quarter. The Company has the option to extend the loan, subject to agreement of the lender, at the end of the 5 year term.
     The revolving credit loan and term loan bear interest, at the Company’s option, at either (i) the financial institution’s London Interbank Offered Rate (“LIBOR”), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) the financial institution’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points for Base Rate loans and up 100 basis points for LIBOR loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company was also required to pay commitment fees and upfront fees for this Credit Facility. The interest rate as of March 31, 2010, and December 31, 2009, for the term loan was 4.5%.
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
     Capital Lease Obligations — In June 2007, the Company entered into a master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which is payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. At March 31, 2010 and December 31, 2009, the Company had $6,313 and $6,763, respectively, of outstanding capital leases. The weighted average interest rate implicit in the leases was 4.4%.
9. INTEREST RATE SWAP
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
     The swap had a notional amount of $5,850 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the September 30, 2008, issuance of the Term Loan due September 30, 2028. We pay a fixed rate of 4.55% and receive a variable rate based on one month LIBOR. The fair value of derivatives as of March 31, 2010, is summarized in the following table.

	Liability Derivatives
	Balance Sheet Location	Fair Value

Interest rate derivative contract	Interest rate derivative liability	$351

Total Derivative		$351

     The effect of derivative instruments on the consolidated statement of earnings is summarized in the following table.

		(Loss) Recognized in	Gain Recognized in
		Earnings for Three	Earnings for Three
	Location of (Loss) Gain	Months Ended	Months Ended
	Recognized in Earnings	March 31, 2010	March 31, 2009
Interest rate contracts	(Loss) gain on interest rate derivative contract	$(60)	$192
     Derivatives are carried at fair value, as determined using standard valuation models, and adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The following is a description/summary of the derivative financial instrument we have entered into to manage the interest rate exposure:

		Remaining				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	March 31, 2010

Interest rate swap — variable to fixed	Interest on Term Loan	$5,550	LIBOR plus 1%	4.55% fixed	2008	2028	$(351)
10. STOCK-BASED COMPENSATION
     Employee Stock Purchase Plan
     In 2007, our 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by the Company’s shareholders. A total of 500 shares of common stock have been reserved for future issuance to participating employees athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
under the 2007 ESPP. The initial offering period under the 2007 ESPP began March 1, 2008, and each offering period is six months. The expense to the Company for the three months ended March 31, 2010, and 2009, was $66 and $97, respectively. Cash received from employee stock purchase plan issuances during the quarters ended March 31, 2010 and 2009, was $470 and $304, respectively.
     Stock Option Plan
     The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive awards, or make direct purchases of shares of the Company’s common stock. In 2007, the Board of Directors and the Company’s shareholders approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”), effective as of the close of our initial public offering, which occurred on September 25, 2007. The Board of Directors authorized 1,000 shares in addition to any shares forfeited under our 2000 Stock Option Plan. Options granted under the plan may be incentive stock options or nonqualified stock options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan also allows for granting of restricted stock unit awards under the terms of the plan. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2007 Stock Option Plan. On January 1, 2010, under the “evergreen provision” of the 2007 Stock Option Plan, an additional 995 shares were made available for future grant under the 2007 Stock Option Plan.
     At March 31, 2010, and 2009, there were approximately 1,936 and 1,340 shares available for grant under all the Company’s stock award plans.
     The following table presents the stock option activity for the three months ended March 31, 2010:

		Weighted-	Weighted-Average	Aggregate
		Average Exercise	Remaining Contractual	Instrinsic
	Shares	Price	Term (in years)	Value
Outstanding — January 1, 2010	3,432	$21.62
Granted	223	$43.02
Exercised	(169)	$16.59
Forfeited	(53)	$28.05

Outstanding — at March 31, 2010	3,433	$23.15	7.6	$48,127

Exercisable — at March 31, 2010	1,729	$15.14	6.5	$37,103

Vested and expected to vest at March 31, 2010	3,227	$22.59	7.6	$46,870

Weighted-average fair value of options granted for the three months ended March 31, 2010		$22.47

     The aggregate intrinsic value in the table above represents the value (the difference between the closing price for the Company’s common stock on March 31, 2010, and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.
     The Company recorded total stock-based compensation expense of $2,784 and $1,916 for the three months ended March 31, 2010 and 2009, respectively.
     The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Three Months ended March 31,
	2010	2009
Risk-free interest rate	2.75% - 3.0%	1.9% - 2.2%
Expected dividend yield	0.0%	0.0%
Expected option term (years)	6.25	6.25
Expected stock volatility	50% to 52%	49.0%
     The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The expected dividend yield was based on our expectation of not paying dividends in the foreseeable future. The weighted average expected option term reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. In December 2007, the SEC issued additional guidance, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We have continued to utilize this methodology for the three months ended March 31, 2010, due to the short length of time our common stock has been publicly traded. The resulting fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, we analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations. We averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions.
     At March 31, 2010 and 2009, there was $29,047 and $28,175, respectively, of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.75 years.
     Cash received from stock option exercises during the quarters ended March 31, 2010 and 2009, was $2,799 and $226, respectively. The intrinsic value of the shares issued from option exercises in the quarters ended March 31, 2009 and 2008, was $4,457 and $3,225, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised. The weighted-average grant date fair value of options granted during the three months ended March 31, 2010, and 2009 was $22.47 and $12.99, respectively. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.
Restricted Stock Units
     The 2007 Stock Option Plan also allows for granting of restricted stock unit awards under the terms of the plan. Such restricted units vest in four equal, annual installments on the anniversaries of the vesting start date. The Company estimated the fair value of the restricted stock units using the market price of its common stock on the date of the grant. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2010 was $40.90. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period. As of March 31, 2010, 40 restricted units were granted and $85 of compensation expense was recorded for restricted stock units during the three months ended March 31, 2010.
     As of March 31, 2010, $1,547 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 3.8 years. This amount does not include the cost of new restricted stock units that may be granted in future periods or any changes in the Company’s forfeiture percentage. During the three months ended March 31, 2010, no restricted stock units became vested. There were no restricted stock units outstanding during the three months ended March 31, 2009.
Summary of Stock-Based Compensation Expense
     Stock-based compensation expense for the three months ended March 31, 2010 and 2009, are as follows (no amounts were capitalized):

	Three months ended March 31,
	2010	2009
Stock-based compensation expense charged to:
Direct operating	$468	$375
Selling and marketing	690	514
Research and development	324	243
General and administrative	1,302	784

Total	$2,784	$1,916

11. INCOME TAXES
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $281 and $1,365 for the three months ended March 31, 2010 and 2009, athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
respectfully. The Company used an estimated annual effective tax rate of 46% and 47% to calculate the quarterly tax provision for the three months ended March 31, 2010, and 2009, respectively, (discrete items were taxed separately at the statutory federal and blended state rate, net of federal benefit). Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal year 2010 could be materially different from the forecasted rate.
     The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010, interest or penalties related to uncertain tax positions accrued by the Company was not material. The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts. The Company is under corporate excise tax audit in Massachusetts for fiscal years 2006 through 2008. At the time of this filing, the Company has not received any indication on audit related adjustments. The Internal Revenue Service (“IRS”) has audited the Company’s federal income tax filings through fiscal year 2008.
12. COMMITMENTS AND CONTINGENCIES
     On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al, Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that we have infringed on a patent with a listed issue date in 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation” and seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. At this time, we have been served with process in connection with this case, and a response to the complaint is currently due by May 26, 2010. We believe that we have meritorious defenses to the complaint, and we will contest the claims vigorously.
     On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al, Civil Action No. 1:10-cv-10477. The complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through a press release, statements by senior management, and SEC filings. The alleged false and misleading statements concern, among other things, the amortization period for deferred implementation revenues. The complaint seeks unspecified damages, costs, and expenses. We believe that the defendants have meritorious defenses to the complaint, and we will contest the claims vigorously.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding expanded sales and marketing efforts; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity issues; additional fundraising; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our expectations for future financial and operational performance, product and service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. Forward-looking statements in this Item 2 include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, increased cross-selling efforts among the Company’s service offerings, expected client implementations, expected certification and regulatory approvals and the benefits of the Company’s current service offerings and research and development for new service offerings and the benefits of current and expected strategic and sales and marketing relationships.
     Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, under the heading Part I, Item 1A “Risk Factors” and any set forth below under Part II, Item 1A, “Risk Factors.”
     Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Quarterly Report on Form 10-Q.
Restatement
     With this Quarterly Report on Form 10-Q, we have restated the following previously filed consolidated financial statements, data, and related disclosures:
(1)	Our consolidated statements of operations for the three months ended March 31, 2009, and the related cash flows for the three months ended March 31, 2009 located in Part I, Item 1 of this Quarterly Report on Form 10-Q; and

(2)	Our management’s discussion and analysis of financial condition and results of operations as of and for the three months ended March 31, 2009, contained herein;
     The restatement results from our review of revenue recognition practices. See Note 2, “Restatement and Reclassification of Previously Issued Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Part I, Item 1 for a detailed discussion of the review and effect of the restatement.
     The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports of Form 10-Q.
Overview
     athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, that automates and manages medical-record-related functions for physician practices and includes an electronic health record, or EHR, platform. ReminderCall, which we added to our service suite in September 2008, is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling. We have now combined ReminderCall with other automated patient messaging services, live operator services, and a patient web portal in the first edition of our athenaCommunicator services suite that we beta launched in 2009 and made commercially available on March 17,

2010. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. As a complement to these services, Anodyne Analytics, is a web-based, Software-as-a-Service business intelligence platform that organizes and displays detailed and insightful practice performance data for decision makers at our client practices. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.
     For the three months ended March 31, 2010, we generated revenue of $54.5 million from the sale of our services compared to $41.0 million for the three months ended March 31, 2009. In 2009, we generated revenue of $188.5 million from the sale of our services compared to $136.3 million in 2008. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue have typically lead to greater operating income. However, the reversal of a valuation allowance against deferred tax assets that occurred in the fourth quarter of 2008 has had and will have an impact on net profits as our results are now fully taxed.
     Our revenues are predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts and the collections of these physicians. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. As our revenues have grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience increases in operating income. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.
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
     Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition and accounts receivable, software development costs, stock-based compensation, income taxes, goodwill and purchased intangible assets. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 15, 2010. For recent accounting pronouncements, please refer to Note 3.
Financial Operations Overview
     Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle, clinical cycle, patient cycle and Anodyne Analytics offerings and from implementation and other services. Implementation and other revenue consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 96% and 97% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. Business services revenue is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices, and other medical providers, and our contracted rates. We expect to increase the number of physician practices we serve through increased sales and marketing expense, and we expect our existing clients to use more of our services through cross-selling efforts and growth in the number of combined services sales. There is moderate seasonality in the activity level of physician practices.

Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, as would other seasonal or pandemic illnesses, there can be no assurance that our future sales of these products will necessarily follow historical patterns. Implementation revenue and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three months ended March 31, 2010, and March 31, 2009.
     Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implements new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator and Anodyne Analytics. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenues as we further increase the percentage of transactions that are resolved on the first attempt. In addition, over the longer term, we expect to increase our overall level of automation and to reduce our direct operating expense as a percentage of revenues as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. We include in direct operating expense the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification, and other services. We also expect these expenses to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will also be driven by increased levels of automation and economies of scale. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets.
     Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and expanding awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, sales and marketing expense will increase in absolute terms and will increase as a percentage of total revenue in the near-term.
     Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of total revenue as new services and more mature products require incrementally less new research and development investment.
     General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance premiums; software license fees; outside professional fees for accountants, lawyers, and consultants; and compensation for temporary employees. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth and incur additional expense related to being a publicly traded company and our restatement. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenues.
     Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development costs, which we amortize over a two-year period from the time of release of related software code. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. At the same time, because we are spreading fixed costs over a larger client base, we expect related depreciation and amortization expense to decline as a percentage of total revenues over time.
     Other Income (Expense). Interest expense consists primarily of interest costs related to our equipment-related term leases and our term loan and revolving loans under our credit facility, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents, and short-term investments. The gain (loss) on the interest rate derivative contract represents the change in the fair market value of a derivative instrument that is not designated as a hedge. Although this derivative has not been designated for hedge accounting, we believe that such instrument is correlated with the underlying cash flow exposure related to variability in interest rate movements on our term loan.
Results of Operations
     Comparison of the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	Amount	Amount	Change
	2010	2009	Amount	Percent
	(in thousands)
Business services	$52,565	$39,895	$12,670	32%
Implementation and other	1,912	1,133	779	69%

Total	$54,477	$41,028	$13,449	33%

     Revenue. Total revenue for the three months ended March 31, 2010, was $54.5 million, an increase of $13.5 million, or 33%, over revenue of $41.0 million for the three months ended March 31, 2009. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended March 31, 2010, was $52.6 million, an increase of $12.7 million, or 32%, over revenue of $39.9 million for the three months ended March 31, 2009. This increase was primarily due to the growth in the number of physicians and other medical providers using our services. The number of physicians using our services at March 31, 2010, was 16,369, a net increase of 3,173 or 24%, from 13,196 physicians at March 31, 2009. The number of active medical providers using our services at March 31, 2010, was 23,978, a net increase of 4,239 or 21%, from 19,739 active medical providers at March 31, 2009. Also contributing to this increase was the growth in related collections on behalf of these physicians and other medical providers. The amount of collections processed for the three months ended March 31, 2010, was $1,313 million, an increase of $227 million, or 21%, over posted collections of $1,086 million for the three months ended March 31, 2009.
     Implementation and Other Revenue. Revenue from implementations and other sources was $1.9 million for the three months ended March 31, 2010, an increase of $0.8 million, or 69%, over revenue of $1.1 million for the three months ended March 31, 2009. This increase was driven by new client implementations and increased professional services for our larger client base. As of March 31, 2010, the numbers of accounts live on our revenue cycle management service, athenaCollector, increased by 351 accounts since March 31, 2009 to 1,684. As of March 31, 2010, the number of accounts live on our clinical cycle management service, athenaClinicals, increased by 127 accounts since March 31, 2009. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Three Months Ended March 31,
	2010	2009	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating costs	$23,519	$18,561	$4,958	27%
     Direct Operating Costs. Direct operating expense for the three months ended March 31, 2010, was $23.5 million, an increase of 27% over costs of $18.6 million for the three months ended March 31, 2009. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transaction expenses and employee-related costs. The amount of collections processed for the three months ended March 31, 2010, was $1,313 million, an increase of $227 million, or 21%, over posted collections of $1,086 million for the three months ended March 31, 2009. Direct operating employee-related costs increased $2.7 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This increase is primarily due to the 15% increase in headcount since March 31, 2009. We increased the professional services headcount in order to meet the current and anticipated demand for our services as our customer base and service offering has expanded to include larger medical groups. For the three months ended March 31, 2010, direct operating expense includes $0.5 million of amortization of purchased intangibles expense related to the purchase of certain assets through acquisitions completed in 2009 and 2008 compared to less than $0.1 million in the three months ended March 31, 2009. Stock Compensation expense also increased $0.1 million from the three months ended March 31, 2009 to the three months ended March 31, 2010.

	Three Months Ended March 31,
	2010	2009	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$12,060	$6,999	$5,061	72%
Research and development	4,074	3,181	893	28%
General and administrative	11,677	8,201	3,476	42%
Depreciation and amortization	2,420	1,639	781	48%

Total	$30,231	$20,020	$10,211	51%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended March 31, 2010, was $12.1 million, an increase of $5.1 million, or 72%, over costs of $7.0 million for the three months ended March 31, 2009. This increase was primarily due to an increase in stock-based compensation expense of $0.2 million, an increase in employee-related costs and sales commission of $2.3 million due to an increase in headcount, $0.2 million increase in travel related expenses and $2.4 million in other marketing related expenses related to online and offline marketing, consulting and external partner commission. Our marketing and sales headcount increased by 57% since March 31, 2009, as we hired additional sales personnel to focus on adding new customers, marketing new services, and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the three months ended March 31, 2010, was $4.1 million, an increase of $0.9 million, or 28%, over research and development expense of $3.2 million for the three months ended March 31, 2009. This increase was primarily due to a $0.9 million increase in employee-related costs due to an increase in headcount. Our research and development headcount increased 34% since March 31, 2009, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended March 31, 2010, was $11.7 million, an increase of $3.5 million, or 42%, over general and administrative expenses of $8.2 million for the three months ended March 31, 2009. This increase was primarily due to a $1.0 million increase in employee-related costs due to an increase in headcount and an increase in stock compensation expense of $0.6 million. Our general and administrative headcount increased by 16% since March 31, 2009, as we added personnel to support our growth. Legal, audit, insurance and consulting expenses also increased $0.6 million primarily due to additional costs related to being a public company and $1.0 million in additional costs relating to our restatement. Additionally, under new authoritative guidance on business combinations adopted January 1, 2009, any changes in the fair value of contingent consideration after the acquisition date affect earnings. The potential contingent consideration of $7,700 was recorded in the initial purchase price allocation at its estimated fair value of $5,100. A portion of the contingent consideration relating to the Anodyne acquisition expected to be paid in 2011 and 2012 totaling $787 and is presented in other long-term liabilities. The contingent consideration will be adjusted to fair value to the amount payable when, and if, earned. The difference between the estimated and earn-out amount will be charged or credited to expense. For the three months ended March 31, 2010, approximately $0.3 million was expensed relating to this contingent consideration.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2010, was $2.4 million, an increase of $0.8 million, or 48%, over depreciation and amortization expense of $1.6 million for the three months ended March 31, 2009. This was primarily due to higher depreciation from fixed asset expenditures in 2010 and 2009.
     Other Income (Expense). Interest income for the three months ended March 31, 2010, was $0.1 million, a decrease of $0.3 million from interest income of $0.4 million for the three months ended March 31, 2009. The decrease was directly related to the lower interest rates during 2010 and due to a lower cash balance due to the cash paid for an acquisition of $30 million in the fourth quarter of 2009. Interest expense for the three months ended March 31, 2010, and 2009 was $0.2 million for each period. The loss on interest rate derivative for the three months ended March 31, 2010, was less than $0.1 million, compared to a gain on interest rate derivative for the three months ended March 31, 2009, was $0.2 million. The gain or loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument that was not designated a hedge. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
     Income Tax Provision. We recorded a provision for income taxes for the three months ended March 31, 2010, of approximately $0.3 million compared to $1.4 million for the three months ended March 31, 2009. We have provided income tax expense for the three months ended March 31, 2010 and 2009, using the expected effective tax rate for the entire year of 46% and 47%, respectively.

Liquidity and Capital Resources
     Although we have historically funded our operations through the private and public sale of $131.9 million in equity securities, as well as through long-term debt, working capital, and equipment-financing loans, our recent growth has been sustained by our continued profitability since the third quarter of 2007. As of March 31, 2010, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $79.1 million. Our total indebtedness was $11.9 million at March 31, 2010, and was comprised of capital lease obligations of $6.3 million and a term loan of $5.6 million.
     Cash provided by operating activities during the three months ended March 31, 2010, was $1.1 million and consisted of net income of $0.3 million and $5.9 million utilized by working capital and other activities. Cash provided by operating activities included positive non-cash adjustments of $2.9 million related to depreciation and amortization expense, a $2.8 million non-cash stock-based compensation expense, a $0.3 million non-cash expense for the change in the fair value of contingent consideration, a $0.4 million amortization of premiums on investments, a $0.1 million non-cash loss on interest rate derivative, and $0.2 million for a provision for uncollectible accounts. Cash used by working capital and other activities was primarily attributable to a $1.8 million increase in prepaid expenses and other current assets, a $0.4 million decrease in accounts payable, a $4.1 million decrease in accrued expense, a $0.2 million increase in other assets, and $1.1 million increase in accounts receivable offset by a $2.0 million increase in deferred revenue, and a $0.3 million decrease in deferred rent. These changes are largely attributable to growth in the size of our business and to the cash outlay of variable employee compensation.
     Cash provided by operating activities during the three months ended March 31, 2009, was $4.5 million and consisted of net income of $1.5 million and $1.7 million utilized by working capital and other activities. Cash provided by operating activities included positive non-cash adjustments of $1.7 million related to depreciation and amortization expense, a $1.9 million non-cash stock-based compensation expense, a $1.4 million of deferred income taxes, and $0.1 million for a provision for uncollectible accounts. Negative non-cash adjustments related to amortization of discounts on investments of $0.3 million and a $0.2 million non-cash gain on interest rate derivative. Cash used by working capital and other activities was primarily attributable to a $0.9 million increase in accounts payable, and $0.3 million decrease in accounts receivable offset by $3.6 million decrease in accrued expense, a $1.2 million increase in deferred revenue, a $0.3 million decrease in deferred rent, and a $0.2 million decrease in prepaid expenses and other current assets. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
     Net cash used in investing activities was $13.8 million for the three months ended March 31, 2010, which consisted of purchases of investments of $27.7 million, purchases of property and equipment of $6.8 million (including an airplane purchase of $3.1 million), and expenditures for internal development of the athenaClinicals and athenaCommunicator applications of $0.7 million. This is offset in part by a $0.3 million decrease in restricted cash, a $0.4 million in proceeds from sale of equipment and $20.8 million in proceeds from the maturity of investments.
     Net cash used in investing activities was $11.7 million for the three months ended March 31, 2009, which consisted of purchases of investments of $25.8 million, purchases of property and equipment of $2.1 million, and expenditures for internal development of the athenaClinicals application of $0.4 million. This is offset in part by a $0.3 million decrease in restricted cash, a $1.8 million in proceeds from sale of equipment, and $14.5 million in proceeds from the maturity of investments.
     Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2010. The majority of the cash provided in the period resulted from proceeds from the exercise of stock options and proceeds from our employee stock purchase plan during the period totaling $3.3 million, offset by $0.9 million in payments on debt and capital lease obligations.
     Net cash used in financing activities was $1.1 million for the three months ended March 31, 2009. The majority of the cash provided in the period resulted from the $0.5 million in proceeds from the exercise of stock options and proceeds from our employee stock purchase plan, offset by $1.6 million in payments on debt.
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

     We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing, and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the electronic health records (“EHR”) component of athenaNet, which is the platform for our athenaClinicals offering, we capitalize nearly all software development. In the three months ended March 31, 2010, we capitalized $6.8 million in property and equipment and $0.7 million in software development. In the three months ended March 31, 2009, we capitalized $2.1 million of property and equipment and $0.4 million of software development. We currently anticipate making aggregate capital expenditures of approximately $17 million over the next twelve months.
Credit Facilities
     Term and Revolving Loans
     On September 30, 2008, we entered into a credit agreement with Bank of America, N.A. This credit agreement consists of a revolving credit facility in the amount of $15.0 million and a term loan facility in the amount of $6.0 million. The revolving credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions and includes a $10.0 million sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, we borrowed a total of $6.0 million under the term loan facility for general working capital purposes. As of March 31, 2010, there were no amounts outstanding under the revolving credit facility.
     The revolving credit loans and term loans bear interest, at our option, at either (i) the British Bankers Association London Interbank Offered Rate (known as LIBOR), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate. For term loans, these rates are adjusted up 100 basis points for LIBOR loans and down 100 basis points for all other loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on our consolidated leverage ratio, as defined in the credit agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for all other loans. A default rate applies on all obligations in the event of a default under the credit agreement at an annual rate equal to 2% above the applicable interest rate. We were also required to pay other customary commitment fees and upfront fees for this credit facility. The interest rate as of March 31, 2010, for the term loan and for the revolving credit facility was 4.5%.
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
     The credit agreement contains customary default provisions, including, without limitation, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap with Bank of America, N.A.), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the credit agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement. The credit agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures. As of March 31, 2010, we were in compliance with our covenants under the credit agreement.
Capital Leases
     As of March 31, 2010, there was a total of $6.3 million in aggregate principal amount outstanding under a series of capital leases with one financing company. The weighted average implicit rate in the leases are 4.4% per annum, and they are payable on a monthly basis through March 2013.
Off-Balance Sheet Arrangements
     As of March 31, 2010, and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

     The summary of outstanding contractual obligations as of March 31, 2010, is as follows:

	Payments Due by Period
		Less than 1			After 5
	Total	year	2-3 years	4-5 years	years	Other

Long-term debt	$5,550	$300	$600	$4,650	$—	$—
Capital lease obligations	6,313	3,140	3,173	—	—	—
Operating lease obligations	29,565	5,409	10,675	10,710	2,771	—
Other	986	—	—	—	—	986

Total	$42,414	$8,849	$14,448	$15,360	$2,771	$986

     These amounts exclude interest payments of $0.3 million that are due in the next three years on capital lease obligations.
     These amounts exclude interest payments of $1.3 million that are due in the next five years on our long-term debt.
     The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, corporate headquarters; our Rome, Georgia offices; our Alpharetta, Georgia offices; and our Chennai, India subsidiary location.
     Other amount consists of uncertain tax benefits. We have not utilized these credits, nor do we have an expectation of when these credits would be challenged. As of March 31, 2010, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contract with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three months ended March 31, 2010, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $79.1 million at March 31, 2010. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     Interest Rate Risk. As of March 31, 2010, we had long-term debt and capital lease obligations totaling $11.9 million, which have both variable and fixed interest rate components. We have entered into an interest rate swap intended to mitigate variability in interest rate movements on our term loan. The swap has an amortizing notional amount over the swap agreement. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.
     The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at March 31, 2010.

		Remaining				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	March 31, 2010

Interest rate swap — variable to fixed	Interest on Term Loan	$5,550	LIBOR plus 1%	4.55% fixed	2008	2028	$(351)
     At March 31, 2010, there were no amounts outstanding under the revolving credit facility; however, we can draw up to $15.0 million under this line of credit at any time. At March 31, 2010, there was $5.6 million outstanding on the term loan. If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2010 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     As previously described in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K filed for the year ended December 31, 2009, we identified a material weakness in internal controls over financial reporting relating to the application of applicable accounting literature related to revenue recognition for implementation fees. Specifically, the control deficiency related to our interpretation of the Revenue Recognition Topic of the FASB Accounting Standards Codification in determining the proper period over which to amortize implementation fees. We believe that, in the context of the rapid growth of our business, we did not have sufficient staffing and technical expertise in the area of revenue recognition accounting to provide adequate review and control with respect to accounting for implementation revenue accounting. This material weakness contributed to material post-closing adjustments and restatement of prior period financial statements, which were reflected in the financial statements for the three years ended December 31, 2009.
     During the period covered by this report, we completed remediation efforts to address the material weakness identified above. Specifically we implemented the following changes in internal controls during the first quarter of 2010:
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
     Other than as described above, there have been no changes in our internal control over financial reporting for the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al, Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that we have infringed on a patent with a listed issue date in 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation” and seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. At this time, we have been served with process in connection with this case, and a response to the complaint is currently due by May 26, 2010. We believe that we have meritorious defenses to the complaint, and we will contest the claims vigorously.
     On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al, Civil Action No. 1:10-cv-10477. The complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through a press release, statements by senior management, and SEC filings. The alleged false and misleading statements concern, among other things, the amortization period for deferred implementation revenues. The complaint seeks unspecified damages, costs, and expenses. We believe that the defendants have meritorious defenses to the complaint, and we will contest the claims vigorously.
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
     In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 15, 2009, we describe risk factors related to the Company. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully review the risks involved and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
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
     Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•	the extent to which our services achieve or maintain market acceptance;

•	our ability to introduce new services and enhancements to our existing services on a timely basis;

•	new competitors and the introduction of enhanced products and services from new or existing competitors;

•	the length of our contracting and implementation cycles;

•	changes in Client Days in Accounts Receivable;

•	the severity, length, and timing of seasonal and pandemic illnesses;

•	seasonal declines in the use of physician services, generally in the late summer and during the holiday season, which lead to a decline in collections by our physician clients about 30 to 50 days later;

•	the financial condition of our current and potential clients;

•	changes in client budgets and procurement policies;

•	the amount and timing of our investment in research and development activities;

•	the amount and timing of our investment in sales and marketing activities;

•	technical difficulties or interruptions in our services;

•	our ability to hire and retain qualified personnel and maintain an adequate rate of expansion of our sales force;

•	changes in the regulatory environment related to healthcare;

•	regulatory compliance costs;

•	the timing, size, and integration success of potential future acquisitions; and

•	unforeseen legal expenses, including litigation and settlement costs.
     Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance.
     A significant portion of our operating expense is relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue and profitability. Accordingly, unexpected revenue shortfalls, lower than expected revenue increases as a result of planned expenditures, and longer than expected impact on profitability and margins as a result of planned revenue expenditures may decrease our gross margins and profitability and could cause significant changes in our operating results from quarter to quarter. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.
     We may be sued by third parties for alleged infringement of their proprietary rights.
     The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. For example, a complaint was recently filed by Prompt Medical Systems, L.P. naming us and several other defendants alleging infringement of its patent with a listed issue date in 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” For additional information regarding this litigation, see Part II, Item I, “Legal Proceedings.” Our technologies may not be able to withstand such third-party claims of rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.
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
     We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including patients of our physician clients, government agencies, or stockholders. For example, on March 19, 2010, a putative shareholder class action complaint was filed against us and certain of our current and former officers in the United States District Court for the District of Massachusetts alleging violation of the federal securities laws by dissemination of false and misleading statements. For additional information regarding this litigation, see Part II, Item I, “Legal Proceedings.”
     Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Default Upon Senior Securities.
     Not applicable.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     (a) Exhibits.

Exhibit
No.	Exhibit Index

†10.1**	2007 Employee Stock Purchase Plan, as amended

†10.2**	Employment Agreement by and between the Registrant and Timothy M. Adams, dated January 11, 2010.

31.1**	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2**	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.
By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Timothy M. Adams
Timothy M. Adams
Chief Financial Officer, Senior Vice President

Date: May 3, 2010