Form 10-Q
period 2010-06-30
ATHENAHEALTH INC
filed 2010-07-23
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
617-402-1000

(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
As of July 22, 2010, there were 34,143,627 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX
PART I—FINANCIAL INFORMATION

ii

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	June	December
	30, 2010	31, 2009
Assets
Current assets:
Cash and cash equivalents	$27,945	$30,526
Short-term investments	61,457	52,323
Accounts receivable - net	35,247	33,323
Deferred tax assets	3,932	5,544
Prepaid expenses and other current assets	6,529	4,663

Total current assets	135,110	126,379

Property and equipment - net	31,053	24,871
Restricted cash	8,885	9,216
Software development costs - net	2,768	2,324
Purchased intangibles - net	13,570	14,490
Goodwill	22,120	22,120
Deferred tax assets	12,295	10,284
Other assets	1,116	1,393

Total assets	$226,917	$211,077

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,322	$3,437
Accounts payable	2,246	1,880
Accrued compensation	14,647	15,774
Accrued expenses	11,316	10,781
Current portion deferred revenue	5,419	4,038
Interest rate derivative liability	655	291
Current portion of deferred rent	1,372	1,288

Total current liabilities	38,977	37,489
Deferred revenue, net of current portion	32,169	28,684
Other long-term liabilities	1,191	1,191
Deferred rent, net of current portion	6,746	7,444
Debt and capital lease obligations, net of current portion	7,643	8,951

Total liabilities	86,726	83,759

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.01 par value: 125,000 shares authorized; 35,417 shares issued, and 34,139 shares outstanding at June 30, 2010; 35,166 shares issued and 33,888 shares outstanding at December 31, 2009.	354	352
Additional paid-in capital	181,113	169,715
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(175)	(73)
Accumulated deficit	(39,901)	(41,476)

Total stockholders’ equity	140,191	127,318

Total liabilities and stockholders’ equity	$226,917	$211,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(as restated)(1)		(as restated)(1)
Revenue:
Business services	$56,399	$44,429	$108,964	$84,324
Implementation and other	2,153	1,219	4,065	2,352

Total revenue	58,552	45,648	113,029	86,676

Expense:
Direct operating	24,101	19,397	47,620	37,958
Selling and marketing	12,693	8,888	24,753	15,887
Research and development	4,824	3,439	8,898	6,620
General and administrative	11,403	8,394	23,080	16,595
Depreciation and amortization	2,657	1,798	5,077	3,437

Total expense	55,678	41,916	109,428	80,497

Operating income	2,874	3,732	3,601	6,179

Other income (expense):
Interest income	66	320	144	722
Interest expense	(118)	(283)	(335)	(457)
(Loss) gain on interest rate derivative contract	(304)	308	(364)	500
Other income	33	79	63	115

Total other (expense) income	(323)	424	(492)	880

Income before income taxes	2,551	4,156	3,109	7,059
Income tax provision	(1,253)	(1,912)	(1,534)	(3,277)

Net income	$1,298	$2,244	$1,575	$3,782

Net income per share - Basic	$0.04	$0.07	$0.05	$0.11

Net income per share - Diluted	$0.04	$0.06	$0.04	$0.11

Weighted average shares used in computing net income per share:
Basic	34,106	33,527	34,061	33,472
Diluted	35,178	34,822	35,190	34,818
(1)	See Note 2 “Restatement and Reclassification of Previously Issued Consolidated Financial Statements” of Accompanying Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:		(as restated)(1)
Net income	$1,575	$3,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,997	3,596
Amortization of premium (discounts) on investments	733	(442)
Provision for uncollectible accounts	423	168
Deferred income taxes	(399)	2,880
Tax benefit from stock-based awards	(1,281)	(1,231)
Increase in fair value of contingent consideration	304	-
Loss (gain) on interest rate derivative contract	364	(500)
Stock compensation expense	6,694	3,992
Changes in operating assets and liabilities:
Accounts receivable	(2,347)	(612)
Prepaid expenses and other current assets	(584)	(1,289)
Other long-term assets	277	32
Accounts payable	128	800
Accrued expenses	(896)	(1,431)
Deferred revenue	4,866	2,801
Deferred rent	(614)	(543)

Net cash provided by operating activities	15,240	12,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(1,579)	(1,060)
Purchases of property and equipment	(9,870)	(5,061)
Proceeds from sales and maturities of investments	50,450	37,000
Proceeds from sale or disposal of equipment	363	3,366
Purchases of short-term investments	(60,372)	(51,770)
Decrease in restricted cash	331	332

Net cash used in investing activities	(20,677)	(17,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	3,425	697
Payments on long-term debt and capital lease obligations	(1,786)	(2,319)
Tax benefit from stock-based awards	1,281	1,231

Net cash provided by (used in) financing activities	2,920	(391)

Effects of exchange rate changes on cash and cash equivalents	(64)	(32)

Net decrease in cash and cash equivalents	(2,581)	(5,613)
Cash and cash equivalents at beginning of period	30,526	28,933

Cash and cash equivalents at end of period	$27,945	$23,320

Supplemental disclosures of non-cash items - Property and equipment recorded in accounts payable and accrued expenses	$273	$37

Supplemental disclosures of cash flow information - Cash paid for interest	$284	$317

Cash paid for taxes	$1,389	$514

Change in fair value of contingent consideration	$304	$-

Property and equipment acquired under capital leases	$363	$3,366

(1)	See Note 2 “Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements” of Accompanying Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2010, and the results of operations for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month period ended June 30, 2010 and 2009. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates.
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
2. RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
     On March 9, 2010, we concluded that we needed to restate our previously issued consolidated financial statements for the years ended December 31, 2008 and 2007. We also concluded that we needed to restate our previously issued condensed consolidated financial statements for the first, second, and third quarters of 2009. The restatement resulted primarily from a correction in the timing of revenue recognition of deferred implementation fees.
     As part of the process to finalize our financial results for the year ended December 31, 2009, we undertook a comprehensive review of our significant accounting policies. As a result of our review, we concluded that, in prior and future periods, we will amortize deferred implementation revenue over a longer expected performance period of twelve years in order to reflect the estimated expected customer life. Previously, the expected performance period was estimated based upon the initial customer contract term, which, for the vast majority of contracts, was one year in duration. As a result of these adjustments, we also revised our previously calculated income tax expense for each quarter in 2009. All information presented in the condensed consolidated financial statements and the related notes include all such restatement adjustments.
     In addition, in connection with the restatement, we have corrected previously issued financial statements for the three and six months ended June 30, 2009, for the following reclassification items none of which had any effect on net income or stockholders’ equity for any period: a) reimbursements of out of pocket (“pass through”) expenses which were previously netted against operating expense have been grossed up and included in Implementation and other revenue in the consolidated statements of operations and b) draw downs of the capital lease lines which were previously presented as sources of cash within the “financing activities” section of the condensed consolidated statements of cash flows have been reclassified as “investing activities.”
     The following tables summarize the effects of the restatement and presentation reclassifications on our previously issued condensed consolidated financial statements:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     Summary of increases (decreases) in Net Income

	Three months ended	Six months ended
	June 30,	June 30,
	2009	2009
(in thousands, except per share amounts)
Net income, as previously reported	$3,029	$5,367

Net adjustments
Implementation revenue	(1,308)	(2,642)
Income tax provision	523	1,057

Net income, restated	$2,244	$3,782

Basic earning per common share:
Net income, as previously reported	$0.09	$0.16

Net adjustments
Implementation revenue	(0.04)	(0.08)
Income tax provision	0.02	0.03

Net income, restated	$0.07	$0.11

Diluted earning per common share:
Net income, as previously reported	$0.09	$0.15

Net adjustments
Implementation revenue	(0.04)	(0.07)
Income tax provision	0.01	0.03

Net income, restated	$0.06	$0.11

Weighted average shares used in computing net income per share:
Basic	33,527	33,472
Diluted	34,822	34,818

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     Condensed Consolidated Statement of Operations impact for the three months ended June 30, 2009

	For the Three Months Ended June 30, 2009
	As Previously			As
	Reported	Adjustments	Reclassifications	Restated
Revenue:
Business services	$44,429	$-	$-	$44,429
Implementation and other	2,290	(1,308)	237	1,219

Total revenue	46,719	(1,308)	237	45,648

Expenses:
Direct operating	19,160	-	237	19,397
Selling and marketing	8,888	-	-	8,888
Research and development	3,439	-	-	3,439
General and administrative	8,394	-	-	8,394
Depreciation and amortization	1,798	-	-	1,798

Total expenses	41,679	-	237	41,916

Operating income (loss)	5,040	(1,308)	-	3,732

Other income (expense):
Interest income	320	-	-	320
Interest expense	(283)	-	-	(283)
Gain on interest rate derivative contract	308	-	-	308
Other income	79	-	-	79

Total other income	424	-	-	424

Income (loss) before income tax benefit	5,464	(1,308)	-	4,156
Income tax benefit	(2,435)	523	-	(1,912)

Net income	3,029	(785)	-	2,244

Net income per share - Basic	$0.09	$(0.02)	$-	$0.07

Net income per share - Diluted	$0.09	$(0.03)	$-	$0.06

Weighted average shares used in computing net income per share:
Basic	33,527	33,527	33,527	33,527
Diluted	34,822	34,822	34,822	34,822

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     Condensed Consolidated Statement of Operations impact for the six months ended June 30, 2009

	For the Six Months Ended June 30, 2009
	As Previously			As
	Reported	Adjustments	Reclassifications	Restated
Revenue:
Business services	$84,324	$-	$-	$84,324
Implementation and other	4,494	(2,642)	500	2,352

Total revenue	88,818	(2,642)	500	86,676

Expenses:
Direct operating	37,458	-	500	37,958
Selling and marketing	15,887	-	-	15,887
Research and development	6,620	-	-	6,620
General and administrative	16,595	-	-	16,595
Depreciation and amortization	3,437	-	-	3,437

Total expenses	79,997	-	500	80,497

Operating income (loss)	8,821	(2,642)	-	6,179

Other income (expense):
Interest income	722	-	-	722
Interest expense	(457)	-	-	(457)
Gain on interest rate derivative contract	500	-	-	500
Other income	115	-	-	115

Total other income	880	-	-	880

Income (loss) before income tax benefit	9,701	(2,642)	-	7,059
Income tax benefit	(4,334)	1,057	-	(3,277)

Net income	5,367	(1,585)	-	3,782

Net income per share - Basic	$0.16	$(0.05)	$-	$0.11

Net income per share - Diluted	$0.15	$(0.04)	$-	$0.11

Weighted average shares used in computing net income per share:
Basic	33,472	33,472	33,472	33,472
Diluted	34,818	34,818	34,818	34,818

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The following table includes selected information from our condensed consolidated statements of cash flows presenting previously reported and restated cash flows, for the six months ended June 30, 2009:

	For the six months ended
	June 30, 2009
	As Previously	As
	Reported	Restated
Net income	$5,367	$3,782
Deferred income taxes (1)	3,937	2,880
Deferred revenue (1)	159	2,801

Proceeds from the sales and disposals of property and equipment (2)	-	3,366
Net cash used in investing activities	(20,559)	(17,193)

Proceeds from long-term debt and capital lease obligations (2)	3,366	-
Net cash provided by (used in) financing activities	2,975	(391)

(1)	Revenue and related tax effect due to the correction of the accounting for implementation fees.

(2)	To correct the presentation of draw downs of capital lease obligations.
3. RECENT ACCOUNTING PRONOUNCEMENTS
          Effective January 1, 2010, we adopted the new accounting standards for revenue recognition for multiple deliverable revenue arrangements. This new authoritative guidance amends previously issued guidance to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The new authoritative guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third-party evidence (“TPE”), if vendor-specific objective evidence is not available, and (3) estimated selling price (“ESP”), if neither vendor-specific nor third-party evidence is available. Additionally, it expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. During the second quarter of 2010 we elected to adopt early, as permitted by the guidance. As such, we have prospectively (retroactive to January 1, 2010) applied the provisions of the new authoritative guidance to all revenue arrangements entered into or materially modified after January 1, 2010. Adopting the new standard will allow the company to allocate the arrangement consideration if multiple service offerings are sold at the same time. A sale of multiple services offerings could include any combination of the following services: athenaCollector, athenaClinicals, athenaCommunicator or Business Analytics.
          In accordance with the new authoritative guidance, we allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using VSOE, if it exists; otherwise, we use TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use ESP.
          VSOE is generally limited to the price charged when the same or similar product is sold separately. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE.
          If we are unable to establish selling price using VSOE or TPE, and the order was received or materially modified after the implementation date of January 1, 2010 for the new authoritative guidance, we will use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. We consider the selling price for similar services, our ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
          We plan to analyze the selling prices used in our allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices. For athenaCommunicator, the company will use an estimated selling price when allocating the arrangement consideration if it is sold with another deliverable.
          Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the guidance of the new authoritative guidance if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.
          During the six months ended June 30, 2010, the adoption of this guidance had no material impact. The new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on total net revenue for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance is not expected to have a significant effect on total net revenue in periods immediately after the initial adoption.
          From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of other recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.
4. NET INCOME PER SHARE
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units, shares to be purchased under the employee stock purchase plan, and warrants. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive to earnings per share.
     The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2010	2009	2010	2009
Net income	$1,298	$2,244	$1,575	$3,782

Weighted average shares used in computing basic net income per share	34,106	33,527	34,061	33,472

Net income per share - Basic	$0.04	$0.07	$0.05	$0.11

Net income	$1,298	$2,244	$1,575	$3,782

Weighted average shares used in computing basic net income per share	34,106	33,527	34,061	33,472
Effect of dilutive securities	1,072	1,295	1,129	1,346

Weighted average shares used in computing diluted net income per share	35,178	34,822	35,190	34,818

Net income per share - Diluted	$0.04	$0.06	$0.04	$0.11

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The computation of diluted net income per share does not include 2,927 options and restricted stock units for the three and six months ended June 30, 2010, because their inclusion would have an antidilutive effect on net income per share. The computation of diluted net income per share does not include 2,120 options for the three and six months ended June 30, 2009, because their inclusion would have an antidilutive effect on net income per share.
5. COMPREHENSIVE INCOME
     Comprehensive income was as follows for the periods indicated:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2010	2009	2010	2009
Net income	$1,298	$2,244	$1,575	$3,782
Unrealized holding gain (loss) on available-for-sale investments, net of tax	2	(114)	(54)	(175)
Foreign currency translation adjustment, net of tax	(65)	(34)	(48)	(30)

Total comprehensive income	$1,235	$2,096	$1,473	$3,577

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
     As of June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of their short-term nature of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents as of June 30, 2010 and December 31, 2009, are money market fund investments of $16,784 and $10,081, respectively, which are reported at fair value.
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
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

	Fair Value Measurements At June 30, 2010, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$16,784	$-	$-	$16,784
Available-for-sale investments:
Commerical paper	-	22,240	-	22,240
Corporate bonds	-	21,751	-	21,751
U.S. government backed securities	-	17,466	-	17,466
Accrued contingent consideration	-	-	(5,404)	(5,404)
Interest rate swap derivative contract	-	(655)	-	(655)

Total short-term investments	$16,784	$60,802	$(5,404)	$72,182

	Fair Value Measurements as of December 31, 2009, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,081	$-	$-	$10,081
Available-for-sale investments:
U.S. government backed securities	-	52,323	-	52,323
Accrued contingent consideration	-	-	(5,100)	(5,100)
Interest rate swap derivative contract	-	(291)	-	(291)

Total short-term investments	$10,081	$52,032	$(5,100)	$57,013

     U.S. government backed securities, corporate bonds and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative is valued using observable inputs at the reporting date.
     It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period however there have been no such transfers during the six months ended June 30, 2010.
     The fair value of the accrued contingent consideration was determined using a probability-weighted income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. Key assumptions include a discount rate of 21% and a probability adjusted level of 60%. As of June 30, 2010, the Company has accrued a liability of $5,404 for the estimated fair value of contingent considerations expected to be payable upon the acquired company reaching specific performance metrics over the next three years of operation. As of June 30, 2010, the ranges of outcomes and key assumptions have not changed materially.

Accrued contingent consideration balance as of January 1, 2010	$5,100
Increase in fair value of contingent consideration	304

Accrued contingent consideration balance as of June 30, 2010	$5,404

7. INVESTMENTS
     The summary of available-for-sale securities at June 30, 2010, is as follows:

		Gross Unrealized
	Amortized Cost	Gain (Loss)	Fair Value
Commercial paper	$22,224	$16	$22,240
Corporate bonds	21,783	(32)	21,751
U.S. government backed securities	17,461	5	17,466

Total	$61,468	$(11)	$61,457

     The summary of available-for-sale securities at December 31, 2009, is as follows:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

		Gross Unrealized
	Amortized Cost	Gains	Fair Value

U.S. government backed securities	$52,280	$43	$52,323

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The summary of outstanding debt and capital lease obligations is as follows:

	As of June 30,	As of December 31,
	2010	2009
Term loan	$5,475	$5,625
Capital lease obligation	5,490	6,763

	10,965	12,388
Less current portion of long-term debt and capital lease obligations	(3,322)	(3,437)

Long-term debt and capital lease obligations, net of current portion	$7,643	$8,951

     2008 Term and Revolving Loans – On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. As of June 30, 2010, there were no amounts outstanding under the revolving credit facility. On September 30, 2008, the Company borrowed a total of $6,000 under the term loan facility for general working capital purposes. The term loan has a 5 year term which is payable quarterly starting December 31, 2008, for $75 each quarter. The Company has the option to extend the loan, subject to agreement of the lender, at the end of the 5 year term.
     The revolving credit loan and term loan bear interest, at the Company’s option, at either (i) the financial institution’s London Interbank Offered Rate (“LIBOR”), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) the financial institution’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points for Base Rate loans and up 100 basis points for LIBOR loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company was also required to pay commitment fees and upfront fees for this Credit Facility. The interest rate as of June 30, 2010, and December 31, 2009, for the term loan was 4.5%.
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
     Capital Lease Obligations – In June 2007, the Company entered into a master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which is payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. At June 30, 2010 and December 31, 2009, the Company had $5,490 and $6,763, respectively, of outstanding capital leases. The weighted average interest rate implicit in the leases was 4.3%.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
9. INTEREST RATE DERIVATIVE
     In October 2008, the Company entered into a derivative instrument which has a decreasing notional value over the term to offset the cash flow exposure associated with its interest payments on certain outstanding debt. Our interest rate swap is not designated as a hedging instrument. The derivative is accounted for at fair value with gains or losses reported in earnings.
     The swap had a notional amount of $5,850 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the September 30, 2008, issuance of the Term Loan. We pay a fixed rate of 4.55% and receive a variable rate based on one month LIBOR plus 1%. The fair value of derivatives as of June 30, 2010, is summarized in the following table.

	Liability Derivatives
	Balance Sheet Location	Fair Value
Interest rate derivative contract	Interest rate derivative liability	$655

Total derivative		$655

     The effect of derivative instruments on the consolidated statement of operations for the three months ending June 30, 2010 and 2009, respectively, is summarized in the following table.

		(Loss) Recognized in	Gain Recognized in Earnings
	Location of (Loss) Gain	Earnings for Three Months	for Three Months Ended
	Recognized in Earnings	Ended June 30, 2010	June 30, 2009

Interest rate contracts	(Loss) gain on interest rate derivative contract	$(304)	$308
     The effect of derivative instruments on the consolidated statement of operations for the six months ending June 30, 2010 and 2009, respectively, is summarized in the following table.

	Location of (Loss) Gain	(Loss) Recognized in Earnings for	Gain Recognized in Earnings for
	Recognized in Earnings	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Interest rate contracts	(Loss) gain on interest rate derivative contract	$(364)	$500

     Derivatives are carried at fair value, as determined using standard valuation models, and adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The following is a description/summary of the derivative financial instrument we have entered into to manage the interest rate exposure:

		Remaining				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	June 30, 2010

Interest rate swap	Interest on	$5,475	LIBOR	4.55% fixed	2008	2028	$(655)
- variable to fixed	Term Loan		plus 1%

10. STOCK-BASED COMPENSATION
     Employee Stock Purchase Plan

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     In 2007, our 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by the Company’s shareholders. A total of 500 shares of common stock have been reserved for future issuance to participating employees under the 2007 ESPP. The initial offering period under the 2007 ESPP began March 1, 2008, and each offering period is six months. The expense to the Company for the three months ended June 30, 2010, and 2009, was $92 and $106, respectively. The expense to the Company for the six months ended June 30, 2010, and 2009, was $158 and $203, respectively. Cash received from the 2007 ESPP issuances during the six months ended June 30, 2010 and 2009, was $470 and $304, respectively.
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
     At June 30, 2010, and 2009, there were approximately 1,331 and 847 shares, respectively, available for grant under all the Company’s stock award plans.
     The following table presents the stock option activity for the six months ended June 30, 2010:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining Contractual	Instrinsic
	Shares	Exercise Price	Term (in years)	Value
Stock options outstanding - January 1, 2010	3,432	$21.62
Stock options granted	671	$38.33
Stock options exercised	(237)	$12.51
Stock options forfeited	(111)	$32.48

Stock options outstanding - at June 30, 2010	3,755	$24.85	7.7	$22,317

Stock options exercisable - at June 30, 2010	1,761	$16.31	6.4	$21,098

Stock options vested and expected to vest at June 30, 2010	3,511	$24.28	7.6	$22,188

Weighted-average fair value of stock options granted for the six months ended June 30, 2010		$19.88

     The aggregate intrinsic value in the table above represents the value (the difference between the closing price for the Company’s common stock on June 30, 2010, and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The Company recorded total stock-based compensation expense for stock options of $3,123 and $1,970 for the three months ended June 30, 2010 and 2009, respectively. The Company recorded total stock-based compensation expense for stock options of $5,756 and $3,789 for the six months ended June 30, 2010 and 2009, respectively.
     The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.4%-3.0%	1.9%-2.9%	2.4%-3.0%	1.9% - 2.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (years)	6.25	6.25	6.25	6.25
Expected stock volatility	49% to 50%	48.0%	49% to 52%	48% to 49%

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
     The expected dividend yield was based on our expectation of not paying dividends in the foreseeable future. The weighted average expected option term reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. In December 2007, the SEC issued additional guidance, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We have continued to utilize this methodology for the six months ended June 30, 2010, due to the short length of time our common stock has been publicly traded. The resulting fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, we analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations. We averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions.
     At June 30, 2010 and 2009, there was $32,196 and $26,131, respectively, of unrecognized stock-based compensation expense related to unvested share-based compensation stock option arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.8 years.
     Cash received from stock option exercises during the three months ended June 30, 2010 and 2009, was $156 and $160, respectively. The intrinsic value of the shares issued from option exercises in the three months ended June 30, 2010 and 2009, was $2,346 and $2,188, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised. The weighted-average grant date fair value of options granted during the three months ended June 30, 2010, and 2009 was $18.60 and $13.28, respectively. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.
     Cash received from stock option exercises during the six months ended June 30, 2010 and 2009, was $2,955 and $386, respectively. The intrinsic value of the shares issued from option exercises in the six months ended June 30, 2010 and 2009, was $6,803 and $5,639, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised. The weighted-average grant date fair value of options granted during the six months ended June 30, 2010 and 2009, was $19.88 and $13.02, respectively. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.
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

		Weighted-	Aggregate
		Average Grant	Instrinsic
	Shares	Date Fair	Value
Outstanding - January 1, 2010	-	$0.00
Restricted stock units granted	228	$37.36
Restricted stock units vested	-	$0.00
Restricted stock units cancelled	(12)	$36.78

Outstanding - at June 30, 2010	216	$37.39	$5,640

     As of June 30, 2010, $7,698 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 3.6 years. This amount does not include the cost of new restricted stock units that may be granted in future periods or any changes in the Company’s forfeiture percentage. As of June 30, 2010, $695 and $780 of compensation expense was recorded for restricted stock units during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2010, no restricted stock units became vested. There were no restricted stock units outstanding during the three and six months ended June 30, 2009.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
Summary of Stock-Based Compensation Expense
     Total stock-based compensation expense for the three and six months ended June 30, 2010 and 2009, are as follows (no amounts were capitalized):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense charged to:
Direct operating	$652	$400	$1,120	$775
Selling and marketing	888	529	1,578	1,043
Research and development	679	251	1,003	494
General and administrative	1,691	896	2,993	1,680

Total	$3,910	$2,076	$6,694	$3,992

11. INCOME TAXES
     The provision for income taxes represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s provision for income taxes was $1,534 and $3,277 for the six months ended June 30, 2010 and 2009, respectively. The Company’s provision for income taxes was $1,253 and $1,912 for the three months ended June 30, 2010 and 2009, respectively. The Company used an estimated annual tax rate of 49% and 46% to calculate the quarterly tax provision for the six months ended June 30, 2010 and 2009, respectively. Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal year 2010 could be materially different from the forecasted rate.
     The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010, interest or penalties related to uncertain tax positions accrued by the Company was not material. The Company files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The Company’s primary state jurisdiction is the Commonwealth of Massachusetts. The Company is under corporate excise tax audit in Massachusetts for fiscal years 2006 through 2008. At the time of this filing, the Company has not received any indication on audit related adjustments. The Internal Revenue Service (“IRS”) has audited the Company’s federal income tax filings through fiscal year 2008.
     The Company has accounted for the acquisition of Anodyne Health Partners, Inc., as a business combination using the acquisition method. Allocation of the purchase price for the acquisition was based on preliminary estimates of the fair value of the net assets acquired, including deferred tax assets and liabilities, and is subject to adjustment upon finalization of the Company’s preliminary purchase price allocation. The preliminary allocation may be revised as a result of additional information regarding taxes.
12. COMMITMENTS AND CONTINGENCIES
     On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al, Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that we have infringed on a patent with a listed issue date in 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation” and seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. The Company and two other defendants filed a motion to dismiss the complaint; however, the court has not ruled on this motion. We believe that we have meritorious defenses to the complaint and continue to contest it vigorously.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding expanded sales and marketing efforts; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity issues; additional fundraising; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our expectations for future financial and operational performance, product and service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. Forward-looking statements in this Item 2 include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, increased cross-selling efforts among the Company’s service offerings, expected client implementations, expected certification and regulatory approvals, the benefits of the Company’s current service offerings and research and development for new service offerings, and the benefits of current and expected strategic sales and marketing relationships.
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
Restatement
     With this Quarterly Report on Form 10-Q, we have restated the following previously filed consolidated financial statements, data, and related disclosures:
(1)	Our consolidated statements of operations for the three and six months ended June 30, 2009, and the related cash flows for the six months ended June 30, 2009 located in Part I, Item 1 of this Quarterly Report on Form 10-Q; and

(2)	Our management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended June 30, 2009, contained herein.
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
Overview
     athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, which automates and manages medical-record-related functions for physician practices and includes an electronic health record, or EHR, platform. ReminderCall, which we added to our service suite in September 2008, is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling. We have now combined ReminderCall with other automated patient messaging services, live operator services, and a patient web portal in the first edition of our athenaCommunicator services suite that we beta launched in 2009 and made commercially available on March 17, 2010. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. As a complement to these services, Anodyne Analytics, is a web-based, Software-as-a-Service business intelligence platform that organizes and displays detailed and insightful practice performance data for decision makers at our client practices. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.

     For the six months ended June 30, 2010, we generated revenue of $113.0 million from the sale of our services compared to $86.7 million for the six months ended June 30, 2009. For the three months ended June 30, 2010, we generated revenue of $58.6 million from the sale of our services compared to $45.6 million for the three months ended June 30, 2009. In 2009, we generated revenue of $188.5 million from the sale of our services compared to $136.3 million in 2008. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue typically lead to greater operating income. However, the reversal of a valuation allowance against deferred tax assets that occurred in the fourth quarter of 2008 has had and will have an impact on net profits as our pre-tax income now results in the recognition of proportionate income tax expense in the income statement.
     Our revenue is predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.
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
Financial Operations Overview
     Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle, clinical cycle, patient cycle and Anodyne Analytics offerings and from implementation and other services. Implementation and other revenue consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 96% and 97% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. We expect to increase the number of physician practices we serve through increased sales and marketing expense, and we expect our existing clients to use more of our services through cross-selling efforts and growth in the number of combined services sales. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these products will necessarily follow historical patterns. Implementation revenue and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three and six months ended June 30, 2010, and 2009.
     Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implements new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, ReminderCall, and Anodyne Analytics. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenue over time as we increase automation. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. We include in direct operating expense the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification, and other services. We also expect these expenses to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will also be driven by increased levels of automation and economies of scale. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets.
     Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and expanding awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that sales and marketing expense will increase in absolute terms and will likely remain at current levels as a percentage of total revenue in the near-term.
     Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms but not as a percentage of total revenue as new services and more mature products require incrementally less new research and development investment.
     General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance premiums; software license fees; outside professional fees for accountants, lawyers, and consultants; and compensation for temporary employees. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth and incur additional expense related to being a publicly traded company and our restatement. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time.
     Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development costs, which we amortize over a two-year period from the time of release of related software code. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. At the same time, because we are spreading fixed costs over a larger client base, we expect related depreciation and amortization expense to decline as a percentage of total revenue over time.
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

Results of Operations
     Comparison of the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Business services	$108,964	$84,324	$24,640	29%
Implementation and other	4,065	2,352	1,713	73%

Total	$113,029	$86,676	$26,353	30%

     Revenue. Total revenue for the six months ended June 30, 2010, was $113.0 million, an increase of $26.4 million, or 30%, over revenue of $86.7 million for the six months ended June 30, 2009. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the six months ended June 30, 2010, was $109.0 million, an increase of 29%, over revenue of $84.3 million for the six months ended June 30, 2009. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The number of physicians using our services at June 30, 2010, was 17,136, a net increase of 3,545, or 26%, from 13,591 physicians at June 30, 2009. The number of active medical providers using our services at June 30, 2010, was 24,782, a net increase of 4,459, or 22%, from 20,323 active medical providers at June 30, 2009. Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the six months ended June 30, 2010, was $2.7 billion, an increase of $0.4 billion, over posted collections of $2.3 billion for the six months ended June 30, 2009.
     Implementation and Other Revenue. Revenue from implementations and other sources was $4.1 million for the six months ended June 30, 2010, an increase of $1.7 million, or 73%, over revenue of $2.4 million for the six months ended June 30, 2009. This increase was driven by new client implementations and increased professional services for our larger client base. The numbers of accounts live on our revenue cycle management service, athenaCollector, at June 30, 2010, was 1,753, a net increase of 347 accounts from 1,406 accounts at June 30, 2009. The number of accounts live on our clinical cycle management service, athenaClinicals, at June 30, 2010, was 352, a net increase of 172 accounts from 180 accounts at June 30, 2009. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Six Months Ended June 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Direct operating costs	$47,620	$37,958	$9,662	25%
     Direct Operating Costs. Direct operating expense for the six months ended June 30, 2010, was $47.6 million, an increase of 25%, over costs of $38.0 million for the six months ended June 30, 2009. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of customer collections processed for the six months ended June 30, 2010, was $2.7 billion, an increase of $0.4 billion, over posted customer collections of $2.3 billion for the six months ended June 30, 2009. Direct operating employee-related costs increased $3.4 million from the six months ended June 30, 2009, to the six months ended June 30, 2010. This increase is primarily due to the 20% increase in headcount since June 30, 2009. We increased the professional services headcount as part of our redesign of our client services organization and to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the six months ended June 30, 2010, direct operating expense includes $0.9 million of amortization of purchased intangibles expense related to the purchase of certain assets through acquisitions completed in 2009 and 2008, compared to less than $0.2 million in the six months ended June 30, 2009. Stock-based compensation expense also increased $0.3 million from the six months ended June 30, 2009 to the six months ended June 30, 2010.

	Six Months Ended June 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Selling and marketing	$24,753	$15,887	$8,866	56%
Research and development	8,898	6,620	2,278	34%
General and administrative	23,080	16,595	6,485	39%
Depreciation and amortization	5,077	3,437	1,640	48%

Total	$61,808	$42,539	$19,269	45%

     Selling and Marketing Expense. Selling and marketing expense for the six months ended June 30, 2010, was $24.8 million, an increase of $8.9 million, or 56%, over costs of $15.9 million for the six months ended June 30, 2009. This increase was primarily due to increases in stock-based compensation expense of $0.5 million, an increase in employee-related costs and sales commission of $4.3 million due to an increase in headcount, a $1.1 million increase in travel related expenses, a $0.8 million increase other marketing related events, a $1.8 million increase in online and offline marketing, and a $0.4 million increase in external partner commission payments. Our marketing and sales headcount increased by 67% since June 30, 2009, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the six months ended June 30, 2010, was $8.9 million, an increase of $2.3 million, or 34%, over research and development expense of $6.6 million for the six months ended June 30, 2009. This increase was primarily due to a $1.7 million increase in employee-related costs due to an increase in headcount, an increase in stock-based compensation expense of $0.5 million and a $0.1 million increase in consulting related expenses. Our research and development headcount increased 24% since June 30, 2009, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the six months ended June 30, 2010, was $23.1 million, an increase of $6.5 million, or 39%, over general and administrative expenses of $16.6 million for the six months ended June 30, 2009. This increase was partially due to a $1.2 million increase in employee-related costs due to an increase in headcount, an increase in stock-based compensation expense of $1.4 million, a $0.5 million increase in travel related expenses, $0.5 million increase in facilities related expenses, and a $0.5 million increase in bad debt expense. Our general and administrative headcount increased by 8% since June 30, 2009, as we added personnel to support our growth. Legal, audit, insurance and consulting expenses increased $2.1 million primarily due to $1.6 million relating to our restatement and other additional costs of being a public company. Additionally, under new authoritative guidance on business combinations adopted January 1, 2009, any changes in the fair value of contingent consideration after the acquisition date affect earnings. The potential contingent consideration of $7.7 million was recorded in the initial purchase price allocation at its estimated fair value of $5.1 million. A portion of the contingent consideration relating to the Anodyne acquisition is expected to be paid in 2011 and 2012 totaling $0.8 million and is presented in other long-term liabilities. The contingent consideration will be adjusted to fair value to the amount payable when, and if, earned. The difference between the estimated and earn-out amount will be charged or credited to expense. For the six months ended June 30, 2010, approximately $0.3 million was expensed relating to this contingent consideration.
     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2010, was $5.1 million, an increase of 48% over depreciation and amortization expense of $3.4 million for the six months ended June 30, 2009. This was primarily due to higher depreciation from fixed asset expenditures in 2010 and 2009.
     Other Income (Expense). Interest income for the six months ended June 30, 2010, was $0.1 million, a decrease of $0.6 million from interest income of $0.7 million for the six months ended June 30, 2009. The decrease was directly related to the lower interest rates during 2010 and due to a lower cash balance due to the cash paid for an acquisition of $30 million in the fourth quarter of 2009. Interest expense for the six months ended June 30, 2010, and 2009 was $0.3 million and $0.5 million, respectively, which is driven by the balance of outstanding debt. The loss on interest rate derivative for the six months ended June 30, 2010, was less than $0.4 million, compared to a gain on interest rate derivative for the six months ended June 30, 2009, of $0.5 million. The gain or loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument that was not designated a hedge. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
     Income Tax Provision. We recorded a provision for income taxes for the six months ended June 30, 2010, of approximately $1.5 million compared to $3.3 million for the six months ended June 30, 2009. We have provided income tax expense for the six months ended June 30, 2010 and 2009, using the expected effective tax rate for the entire year of 49% and 46%, respectively.

     Comparison of the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Business services	$56,399	$44,429	$11,970	27%
Implementation and other	2,153	1,219	934	77%

Total	$58,552	$45,648	$12,904	28%

     Revenue. Total revenue for the three months ended June 30, 2010, was $58.6 million, an increase of $12.9 million, or 28%, over revenue of $45.6 million for the three months ended June 30, 2009. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended June 30, 2010, was $56.4 million, an increase of $12.0 million, or 27%, over revenue of $44.4 million for the three months ended June 30, 2009. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The number of physicians using our services at June 30, 2010, was 17,136, a net increase of 3,545, or 26%, from 13,591 physicians at June 30, 2009. The number of active medical providers using our services at June 30, 2010, was 24,782, a net increase of 4,459, or 22%, from 20,323 active medical providers at June 30, 2009. Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the three months ended June 30, 2010, was $1.4 billion, an increase of $0.2 billion, over posted collections of $1.2 billion for the three months ended June 30, 2009.
     Implementation and Other Revenue. Revenue from implementations and other sources was $2.2 million for the three months ended June 30, 2010, an increase of $0.9 million, or 77%, over revenue of $1.2 million for the three months ended June 30, 2009. This increase was driven by new client implementations and increased professional services for our larger client base. The numbers of accounts live on our revenue cycle management service, athenaCollector, at June 30, 2010, was 1,753, a net increase of 347 accounts from 1,406 accounts at June 30, 2009. The number of accounts live on our clinical cycle management service, athenaClinicals, at June 30, 2010, was 352, a net increase of 172 accounts from 180 accounts at June 30, 2009. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Three Months Ended June 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Direct operating costs	$24,101	$19,397	$4,704	24%
     Direct Operating Costs. Direct operating expense for the three months ended June 30, 2010, was $24.1 million, an increase of $4.7 million, or 24%, over costs of $19.4 million for the three months ended June 30, 2009. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of customer collections processed for the three months ended June 30, 2010, was $1.4 billion an increase of $0.2 billion, over posted customer collections of $1.2 billion for the three months ended June 30, 2009. Direct operating employee-related costs increased $1.7 million from the three months ended June 30, 2009, to the three months ended June 30, 2010. This increase is primarily due to the 20% increase in headcount since June 30, 2009. We increased the professional services headcount as part of a redesign of our client services organization and in order to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the three months ended June 30, 2010, direct operating expense includes $0.5 million of amortization of purchased intangibles expense related to the purchase of certain assets through acquisitions completed in 2009 and 2008 compared to less than $0.1 million in the three months ended June 30, 2009. Stock-based compensation expense also increased $0.3 million from the three months ended June 30, 2009, to the three months ended June 30, 2010.

	Three Months Ended June 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Selling and marketing	$12,693	$8,888	$3,805	43%
Research and development	4,824	3,439	1,385	40%
General and administrative	11,403	8,394	3,009	36%
Depreciation and amortization	2,657	1,798	859	48%

Total	$31,577	$22,519	$9,058	40%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended June 30, 2010, was $12.7 million, an increase of $3.8 million, or 43%, over costs of $8.9 million for the three months ended June 30, 2009. This increase was primarily due to an increase in employee-related costs and sales commission of $2.6 million due to an increase in headcount, an increases in stock-based compensation expense of $0.3 million, an increase in travel-related- expenses of $0.2 million, an increase in marketing related events of $0.2 million, an increase in online and offline marketing of $0.4 million, and an increase in external partner commission expense of $0.1 million. Our marketing and sales headcount increased by 67% since June 30, 2009, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
     Research and Development Expense. Research and development expense for the three months ended June 30, 2010, was $4.8 million, an increase of $1.4 million, or 40%, over research and development expense of $3.4 million for the three months ended June 30, 2009. This increase was primarily due to a $1.0 million increase in employee-related costs due to an increase in headcount and an increase in stock-based compensation expense of $0.4 million. Our research and development headcount increased 24% since June 30, 2009, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended June 30, 2010, was $11.4 million, an increase of $3.0 million, or 36%, over general and administrative expenses of $8.4 million for the three months ended June 30, 2009. This increase was partially due to a $0.5 million increase in employee-related costs due to an increase in headcount, an increase in stock-based compensation expense of $0.8 million, a $0.3 million increase in travel related expenses, $0.3 million increase in facilities related expenses, and a $0.2 million increase in bad debt expense. Additionally, legal, audit, insurance and consulting expenses increased $0.9 million primarily due to $0.6 million relating to our restatement and other additional costs relating to being a public company. Our general and administrative headcount increased by 8% since June 30, 2009, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2010, was $2.7 million, an increase of $0.9 million, or 48%, over depreciation and amortization expense of $1.8 million for the three months ended June 30, 2009. This was primarily due to higher depreciation from fixed asset expenditures in 2010 and 2009.
     Other Income (Expense). Interest income for the three months ended June 30, 2010, was $0.1 million, a decrease of $0.2 million from interest income of $0.3 million for the three months ended June 30, 2009. The decrease was directly related to the lower interest rates during 2010 and due to a lower cash balance due to the cash paid for an acquisition of $30 million in the fourth quarter of 2009. Interest expense for the three months ended June 30, 2010, and 2009 was $0.1 million and $0.3 million, respectively, which is driven by the balance of outstanding debt. The loss on interest rate derivative for the three months ended June 30, 2010, was $0.3 million, compared to a gain on interest rate derivative for the three months ended June 30, 2009, of $0.3 million. The gain or loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument that was not designated a hedge. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
     Income Tax Provision. We recorded a provision for income taxes for the three months ended June 30, 2010, of approximately $1.3 million compared to $1.9 million for the three months ended June 30, 2009. We have provided income tax expense for the three months ended June 30, 2010 and 2009, using the expected effective tax rate for the entire year of 49% and 46%, respectively.
Liquidity and Capital Resources
     Although we have historically funded our operations through the private and public sale of $131.9 million in equity securities, as well as through long-term debt, working capital, and equipment-financing loans, our recent growth has been sustained by our continued profitability since the third quarter of 2007. As of June 30, 2010, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $89.4 million. Our total indebtedness was $11.0 million at June 30, 2010, and was comprised of capital lease obligations of $5.5 million and a term loan of $5.5 million.

       Cash provided by operating activities during the six months ended June 30, 2010, was $15.2 million and consisted of net income of $1.6 million and $13.6 million utilized by working capital and other non-cash charges. Cash provided by operating activities included positive non-cash adjustments of $6.0 million related to depreciation and amortization expense, a $6.7 million non-cash stock-based compensation expense, a $0.3 million non-cash expense for the change in the fair value of contingent consideration, a $0.7 million amortization of premiums on investments, a $0.4 million non-cash loss on interest rate derivative, and $0.4 million for a provision for uncollectible accounts. Negative non-cash adjustment related to excess tax benefit from stock-based awards of $1.3 million and a $0.4 million tax provision. Cash provided by working capital and other activities was primarily attributable to a $4.9 million increase in deferred revenue, a $0.1 million increase in accounts payable, and a $0.3 million decrease in other long-term assets offset by a $0.9 million decrease in accrued expense, a $0.6 million decrease in deferred rent, a $0.6 million increase in prepaid expenses and other current assets, and $2.4 million increase in accounts receivable. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
       Cash provided by operating activities during the six months ended June 30, 2009, was $12.0 million and consisted of net income of $3.8 million and $8.2 million utilized by working capital and other non-cash charges. Cash provided by operating activities included positive non-cash adjustments of $3.6 million related to depreciation and amortization expense, a $4.0 million non-cash stock-based compensation expense, a $2.9 million tax provision, and a $0.2 million for a provision for uncollectible accounts. Negative non-cash adjustments related to amortization of discounts on investments of $0.4 million, excess tax benefit from stock-based awards of $1.2 million, and a $0.5 million non-cash gain on interest rate derivative. Cash used by working capital and other activities was primarily attributable to a $0.8 million increase in accounts payable and $0.6 million increase in accounts receivable offset by $1.4 million decrease in accrued expense, a $0.5 million decrease in deferred rent, a $1.3 million increase in prepaid expenses and other current assets, and a $2.8 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
       Net cash used in investing activities was $20.7 million for the six months ended June 30, 2010, which consisted of purchases of short-term investments of $60.4 million, purchases of property and equipment of $9.9 million (including an airplance purchase of $3.1 million), and expenditures for internal development of the athenaClinicals and athenaCommunicator applications of $1.6 million. This is offset in part by a $0.3 million decrease in restricted cash, $0.4 million in proceeds from the sale and disposal of equipment, and $50.5 million in proceeds from the maturity. of investments.
       Net cash used in investing activities was $17.2 million for the six months ended June 30, 2009, which consisted of purchases of investments of $51.8 million, purchases of property and equipment of $5.1 million, and expenditures for internal development of the athenaClinicals application of $1.1 million. This is offset in part by a $0.3 million decrease in restricted cash, $3.4 million in proceeds from the sale and disposal of equipment, and $37.0 million in proceeds from the sale and maturity of investments.
       Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2010. The majority of the cash provided in the period resulted from proceeds from the exercise of stock options and proceeds from our employee stock purchase plan during the period totaling $3.4 million and excess tax benefit from stock-based awards of $1.3 million, offset by $1.8 million in payments on debt and capital lease obligations.
       Net cash used in financing activities was $0.4 million for the six months ended June 30, 2009. The majority of the cash used in the period resulted from $2.3 million in payments on debt and capital lease obligations. Cash provided by the period relates to proceeds from the exercise of stock options and proceeds from our employee stock purchase plan during the period totaling $0.7 million and excess tax benefit from stock-based awards of $1.2 million.
       Given our profitability over the past years and our current cash and cash equivalents, short-term investments, accounts receivable, and funds available under our existing revolving credit facility with Bank of America, N.A., we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for the foreseeable future. We may increase our capital expenditures consistent with our anticipated growth in infrastructure and personnel, and as we expand our national presence. In addition, we may pursue acquisitions or investments in complementary businesses or technologies or experience unexpected operating losses, in which case we may need to raise additional funds sooner than expected. Accordingly, we may need to engage in private or public equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Beyond the twelve-month period, we intend to maintain sufficient liquidity through continued improvements in the size and profitability of our business and through prudent management of our cash resources and our credit arrangements.
       We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing, and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the EHR component of athenaNet, which is the platform for our athenaClinicals offering, and for the patient cycle component of athenaNet, which is the platform for our athenaCommunicator offering, we capitalize nearly all software development. In the six months ended June 30, 2010, we capitalized $9.8 million in property and equipment (including an airplance purchase of $3.1 million) and $1.6 million in software development. In the six months ended June 30, 2009, we capitalized $5.1 million of property and equipment and $1.1 million of software development. We currently anticipate making aggregate capital expenditures of approximately $17 million over the next twelve months.
Credit Facilities
       Term and Revolving Loans
       On September 30, 2008, we entered into a credit agreement with Bank of America, N.A. This credit agreement consists of a revolving credit facility in the amount of $15.0 million and a term loan facility in the amount of $6.0 million. The revolving credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions and includes a $10.0 million sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, we borrowed a total of $6.0 million under the term loan facility for general working capital purposes. As of June 30, 2010, there were no amounts outstanding under the revolving credit facility.
       The revolving credit loans and term loans bear interest, at our option, at either (i) the British Bankers Association London Interbank Offered Rate (known as LIBOR), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate. For term loans, these rates are adjusted up 100 basis points for LIBOR loans and down 100 basis points for all other loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on our consolidated leverage ratio, as defined in the credit agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for all other loans. A default rate shall apply on all obligations in the event of a default under the credit agreement at an annual rate equal to 2% above the applicable interest rate. We were also required to pay other customary commitment fees and upfront fees for this credit facility. The interest rate as of June 30, 2010, for the term loan and for the revolving credit facility was 4.5%.
       The obligations of the Company and its subsidiaries under the Credit Agreement are collateralized by substantially all assets.
       The Credit Agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap), bankruptcy and insolvency, inability to pay debtors, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, payments of dividends, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the Credit Agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement. As of June 30, 2010, we were in compliance with our covenants under the credit agreement.
Capital Leases
       As of June 30, 2010, there was a total of $5.5 million in aggregate principal amount outstanding under a series of capital leases with one financing company. The weighted average implicit rate in the leases are 4.3% per annum, and they are payable on a monthly basis through March 2013.
Off-Balance Sheet Arrangements
       As of June 30, 2010, and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
       The summary of outstanding contractual obligations as of June 30, 2010, is as follows:

	Payments Due by Period
		Less than 1			After 5
	Total	year	1-3 years	3-5 years	years	Other

Long-term debt	$5,475	$300	$600	$4,575	$-	$-
Capital lease obligations	5,490	3,021	2,469	-	-	-
Operating lease obligations	28,320	5,448	10,681	10,743	1,448	-
Other	986	-	-	-	-	986

Total	$40,271	$8,769	$13,750	$15,318	$1,448	$986

       These amounts exclude interest payments of $0.3 million that are due in the next five years on our long-term debt.
       These amounts exclude interest payments of $1.3 million that are due in the next three years on capital lease obligations.
       The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, corporate headquarters; our Rome, Georgia and Alpharetta, Georgia offices; and our Chennai, India subsidiary location.
       Other amount consists of uncertain tax benefits relating to research and development credits. We have not utilized these credits, nor do we have an expectation of when these credits would be challenged. As of June 30, 2010, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
       Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the six months ended June 30, 2010, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
       Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $89.4 million at June 30, 2010. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
       Interest Rate Risk. As of June 30, 2010, we had long-term debt and capital lease obligations totaling $11.0 million, which have both variable and fixed interest rate components. We have entered into an interest rate swap intended to mitigate variability in interest rate movements on our term loan. The swap has an amortizing notional amount over the swap agreement. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.
       The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at June 30, 2010.

		Remaining				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	June 30, 2010

Interest rate swap	Interest on	$5,475	LIBOR	4.55% fixed	2008	2028	$(655)
- variable to fixed	Term Loan		plus 1%
       At June 30, 2010, there were no amounts outstanding under the revolving credit facility; however, we can draw up to $15.0 million under this line of credit at any time. At June 30, 2010, there was $5.5 million outstanding on the term loan. If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
       We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2010 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
           There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
       On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al, Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that we have infringed on a patent with a listed issue date in 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation” and seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. The Company and two other defendants filed a motion to dismiss the complaint; however, the court has not ruled on this motion. We believe that we have meritorious defenses to the complaint and continue to contest it vigorously.
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
     In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 15, 2010, we describe risk factors related to the Company. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully review the risks involved and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
       Not applicable.
Item 3. Defaults Upon Senior Securities.
       Not applicable.
Item 4. (Removed and Reserved).
Item 5. Other Information.
       Not applicable.
Item 6. Exhibits.
       (a) Exhibits.

Exhibit
No.	Exhibit Index

†10.1(i)	The athenahealth Executive Incentive Plan
†10.2**	Director Compensation Plan of the Registrant, dated June 17, 2010
31.1**	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
(i)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 5, 2010.
**	Filed herewith

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENAHEALTH, INC.
By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Timothy M. Adams
Timothy M. Adams,
Chief Financial Officer, Senior Vice President
Date: July 23, 2010