Form 10-Q
period 2010-09-30
ATHENAHEALTH INC
filed 2010-10-22
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	Form 10-Q
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
As of October 20, 2010, there were 34,266,585 shares of the registrant’s $0.01 par value common stock outstanding.
i

athenahealth, Inc.
FORM 10-Q
INDEX
ii

PART I–FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	September	December
	30, 2010	31, 2009
Assets
Current assets:
Cash and cash equivalents	$24,054	$30,526
Short-term investments	73,560	52,323
Accounts receivable - net	36,151	33,323
Deferred tax assets	3,945	5,544
Prepaid expenses and other current assets	6,635	4,663

Total current assets	144,345	126,379

Property and equipment - net	32,389	24,871
Restricted cash	8,885	9,216
Software development costs - net	2,954	2,324
Purchased intangibles - net	13,111	14,490
Goodwill	22,407	22,120
Deferred tax assets	14,217	10,284
Other assets	3,235	1,393

Total assets	$241,543	$211,077

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,116	$3,437
Accounts payable	1,102	1,880
Accrued compensation	16,608	15,774
Accrued expenses	10,827	10,781
Current portion of deferred revenue	5,408	4,038
Interest rate derivative liability	766	291
Current portion of deferred rent	1,369	1,288

Total current liabilities	39,196	37,489
Deferred revenue, net of current portion	33,766	28,684
Other long-term liabilities	1,681	1,191
Deferred rent, net of current portion	6,403	7,444
Debt and capital lease obligations, net of current portion	6,943	8,951

Total liabilities	87,989	83,759

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.01 par value: 125,000 shares authorized; 35,519 shares issued, and 34,241 shares outstanding at September 30, 2010; 35,166 shares issued and 33,888 shares outstanding at December 31, 2009.	355	352
Additional paid-in capital	190,588	169,715
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(114)	(73)
Accumulated deficit	(36,075)	(41,476)

Total stockholders’ equity	153,554	127,318

Total liabilities and stockholders’ equity	$241,543	$211,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(as restated)(1)		(as restated)(1)
Revenue:
Business services	$61,087	$45,609	$170,051	$129,933
Implementation and other	2,056	1,796	6,121	4,148

Total revenue	63,143	47,405	176,172	134,081

Expense:
Direct operating	24,543	19,942	72,163	57,900
Selling and marketing	13,233	8,963	37,986	24,850
Research and development	4,645	3,748	13,543	10,368
General and administrative	10,390	9,732	33,470	26,327
Depreciation and amortization	2,869	2,098	7,946	5,535

Total expense	55,680	44,483	165,108	124,980

Operating income	7,463	2,922	11,064	9,101

Other income (expense):
Interest income	75	216	219	938
Interest expense	(102)	(270)	(437)	(727)
(Loss) gain on interest rate derivative contract	(111)	(125)	(475)	375
Other income	33	96	96	211

Total other (expense) income	(105)	(83)	(597)	797

Income before income taxes	7,358	2,839	10,467	9,898
Income tax provision	(3,532)	(1,673)	(5,066)	(4,950)

Net income	$3,826	$1,166	$5,401	$4,948

Net income per share - Basic	$0.11	$0.03	$0.16	$0.15

Net income per share - Diluted	$0.11	$0.03	$0.15	$0.14

Weighted average shares used in computing net income per share:
Basic	34,174	33,610	34,101	33,520
Diluted	35,156	34,900	35,179	34,707
(1) See Note 2 “Restatement and Reclassification of Previously Issued Consolidated Financial Statements” of Accompanying Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:		(as restated)(1)
Net income	$5,401	$4,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,325	5,774
Amortization of premium (discounts) on investments	938	(366)
Provision for uncollectible accounts	575	369
Deferred income taxes	(2,334)	4,421
Excess tax benefit from stock-based awards	(5,981)	(1,705)
Increase in fair value of contingent consideration	304	-
Loss (gain) on interest rate derivative contract	475	(375)
Stock-based compensation expense	10,455	6,115
Changes in operating assets and liabilities:
Accounts receivable	(3,403)	(3,983)
Prepaid expenses and other current assets	4,009	(1,335)
Other long-term assets	(341)	48
Accounts payable	(395)	412
Accrued expenses	779	3,116
Deferred revenue	6,452	4,907
Deferred rent	(960)	(811)

Net cash provided by operating activities	25,299	21,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(2,426)	(1,759)
Purchases of property and equipment	(14,105)	(6,616)
Proceeds from sales and maturities of investments	78,502	58,000
Proceeds from sale or disposal of equipment	363	4,690
Purchases of investment in unconsolidated company	-	(550)
Purchases of short-term and long-term investments	(102,204)	(77,066)
Payments for acquisitions net of cash acquired	-	(131)
Decrease in restricted cash	331	332

Net cash used in investing activities	(39,539)	(23,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	4,440	1,654
Payments on long-term debt and capital lease obligations	(2,692)	(2,978)
Excess tax benefit from stock-based awards	5,981	1,705

Net cash provided by financing activities	7,729	381

Effects of exchange rate changes on cash and cash equivalents	39	(276)

Net decrease in cash and cash equivalents	(6,472)	(1,460)
Cash and cash equivalents at beginning of period	30,526	28,933

Cash and cash equivalents at end of period	$24,054	$27,473

Supplemental disclosures of non-cash items - Property and equipment recorded in accounts payables and accrued expenses	$127	$871

Supplemental disclosures of cash flow information -
Cash paid for interest	$437	$632

Cash paid for taxes	$1,465	$514

Property and equipment acquired under capital leases	$363	$4,690

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2010, and the results of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates.
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
       In addition, in connection with the restatement, we have corrected previously issued financial statements for the three and nine months ended September 30, 2009, for reimbursements of out of pocket (“pass through”) expenses which were previously netted against operating expense have been grossed up and included in Implementation and other revenue in the consolidated statements of operations. This correction had no impact on net income or stockholders’ equity for any period.
       The following tables summarize the effects of the restatement on our previously issued condensed consolidated financial statements:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
       Summary of increases (decreases) in Net Income

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
(in thousands, except per share amounts)

Net income, as previously reported	$2,112	$7,479

Net adjustments
Implementation revenue	(1,577)	(4,219)
Income tax provision	631	1,688

Net income, restated	$1,166	$4,948

Basic earning per common share:
Net income, as previously reported	$0.06	$0.22

Net adjustments
Implementation revenue	(0.05)	(0.12)
Income tax provision	0.02	0.05

Net income, restated	$0.03	$0.15

Diluted earning per common share:
Net income, as previously reported	$0.06	$0.22

Net adjustments
Implementation revenue	(0.05)	(0.12)
Income tax provision	0.02	0.04

Net income, restated	$0.03	$0.14

Weighted average shares used in computing net income per share:
Basic	33,610	33,520
Diluted	34,900	34,707

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
       Condensed Consolidated Statement of Operations impact for the three months ended September 30, 2009

	For the Three Months Ended September 30, 2009
	As Previously			As
	Reported	Adjustments	Reclassifications	Restated
Revenue:
Business services	$45,609	$-	$-	$45,609
Implementation and other	3,083	(1,577)	290	1,796

Total revenue	48,692	(1,577)	290	47,405

Expense:
Direct operating	19,652	-	290	19,942
Selling and marketing	8,963	-	-	8,963
Research and development	3,748	-	-	3,748
General and administrative	9,732	-	-	9,732
Depreciation and amortization	2,098	-	-	2,098

Total expense	44,193	-	290	44,483

Operating income (loss)	4,499	(1,577)	-	2,922

Other income (expense):
Interest income	216	-	-	216
Interest expense	(270)	-	-	(270)
Gain (loss) on interest rate derivative contract	(125)	-	-	(125)
Other income	96	-	-	96

Total other income (expense)	(83)	-	-	(83)

Income (loss) before income tax benefit	4,416	(1,577)	-	2,839
Income tax (provision) benefit	(2,304)	631	-	(1,673)

Net income	$2,112	$(946)	$-	$1,166

Net income per share - Basic	$0.06	$(0.03)	$-	$0.03

Net income per share - Diluted	$0.06	$(0.03)	$-	$0.03

Weighted average shares used in computing net income per share:
Basic	33,610	33,610	33,610	33,610
Diluted	34,900	34,900	34,900	34,900

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
       Condensed Consolidated Statement of Operations impact for the nine months ended September 30, 2009

	For the Nine Months Ended September 30, 2009
	As Previously			As
	Reported	Adjustments	Reclassifications	Restated
Revenue:
Business services	$129,933	$-	$-	$129,933
Implementation and other	7,577	(4,219)	790	4,148

Total revenue	137,510	(4,219)	790	134,081

Expense:
Direct operating	57,110	-	790	57,900
Selling and marketing	24,850	-	-	24,850
Research and development	10,368	-	-	10,368
General and administrative	26,327	-	-	26,327
Depreciation and amortization	5,535	-	-	5,535

Total expense	124,190	-	790	124,980

Operating income (loss)	13,320	(4,219)	-	9,101

Other income (expense):
Interest income	938	-	-	938
Interest expense	(727)	-	-	(727)
Gain on interest rate derivative contract	375	-	-	375
Other income	211	-	-	211

Total other income (expense)	797	-	-	797

Income (loss) before income tax benefit	14,117	(4,219)	-	9,898
Income tax (provision) benefit	(6,638)	1,688	-	(4,950)

Net income	$7,479	$(2,531)	$-	$4,948

Net income per share - Basic	$0.22	$(0.08)	$-	$0.15

Net income per share - Diluted	$0.22	$(0.07)	$-	$0.14

Weighted average shares used in computing net income per share:
Basic	33,520	33,520	33,520	33,520
Diluted	34,707	34,707	34,707	34,707

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
       The following table includes selected information from our condensed consolidated statements of cash flows presenting previously reported and restated cash flows, for the nine months ended September 30, 2009:

	For the Nine Months Ended
	September 30, 2009
	As Previously	As
	Reported	Restated
Net income	$7,479	$4,948
Deferred income taxes (1)	6,109	4,421
Deferred revenue (1)	688	4,907
(1)	Revenue and related tax effect due to the correction of the accounting for implementation fees.
3. RECENT ACCOUNTING PRONOUNCEMENTS
              Effective January 1, 2010, we adopted the new accounting standards for revenue recognition for multiple deliverable revenue arrangements. This new authoritative guidance amends previously issued guidance to eliminate the residual method of allocation for multiple deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The new authoritative guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third-party evidence (“TPE”), if vendor-specific objective evidence is not available, and (3) estimated selling price (“ESP”), if neither vendor-specific nor third party evidence is available. Additionally, it expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. During the second quarter of 2010 we elected to adopt early, as permitted by the guidance. As such, we have prospectively (retroactive to January 1, 2010) applied the provisions of the new authoritative guidance to all revenue arrangements entered into or materially modified after January 1, 2010. Adopting the new standard will allow the company to allocate the arrangement consideration if multiple service offerings are sold at the same time. A sale of multiple services offerings could include any combination of the following services: athenaCollector, athenaClinicals, athenaCommunicator or Business Analytics.
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
              During the nine months ended September 30, 2010, the adoption of this guidance had no material impact. The new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on total net revenue for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance is not expected to have a significant effect on total net revenue in periods immediately after the initial adoption.
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
       The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

			Nine Months	Nine Months
	Three Months Ended	Three Months Ended	Ended September 30,	Ended September 30,
	September 30, 2010	September 30, 2009	2010	2009

Net income	$3,826	$1,166	$5,401	$4,948

Weighted average shares used in computing basic net income per share	34,174	33,610	34,101	33,520

Net income per share - Basic	$0.11	$0.03	$0.16	$0.15

Net income	$3,826	$1,166	$5,401	$4,948

Weighted average shares used in computing basic net income per share	34,174	33,610	34,101	33,520
Effect of dilutive securities	982	1,290	1,078	1,187

Weighted average shares used in computing diluted net income per share	35,156	34,900	35,179	34,707

Net income per share - Diluted	$0.11	$0.03	$0.15	$0.14

       The computation of diluted net income per share does not include 2,927 options and restricted stock units for the three and nine months ended September 30, 2010, because their inclusion would have an antidilutive effect on net income per share. The computation of diluted net income per share does not include 1,073 options for the three and nine months ended September 30, 2009, because their inclusion would have an antidilutive effect on net income per share.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
5. COMPREHENSIVE INCOME
       Comprehensive income was as follows for the periods indicated:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net income	$3,826	$1,166	$5,401	$4,948
Unrealized holding gain (loss) on available-for-sale investments, net of tax	28	(68)	(25)	(243)
Foreign currency translation adjustment, net of tax	32	(193)	(16)	(223)

Total comprehensive income	$3,886	$905	$5,360	$4,482

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
       As of September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of their short-term nature of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents as of September 30, 2010 and December 31, 2009, are money market fund investments of $7,349 and $10,081, respectively, which are reported at fair value.
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
       The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. Investments includes $1,500 of Long-Term U.S. government backed securities that have been classified in other assets on the condensed consolidated balance sheet at September 30, 2010. At December 31, 2009, there were no long-term investments held by the Company.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

	Fair Value Measurements At September 30, 2010, Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$7,349	$-	$-	$7,349
Commercial paper	-	1,002	-	1,002
U.S. government backed securities	-	2,000	-	2,000
Investments:
Commercial paper	-	34,981	-	34,981
Corporate bonds	-	22,638	-	22,638
U.S. government backed securities	-	17,441	-	17,441

Total assets	$7,349	$78,062	$-	$85,411

Accrued contingent consideration	$-	$-	$(5,404)	$(5,404)
Interest rate swap derivative contract	-	(766)	-	(766)

Total liabilities	$-	$(766)	$(5,404)	$(6,170)

	Fair Value Measurements as of December 31, 2009, Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$10,081	$-	$-	$10,081
Available-for-sale investments:
U.S. government backed securities	-	52,323	-	52,323

Total assets	$10,081	$52,323	$-	$62,404

Accrued contingent consideration	$-	$-	$(5,100)	$(5,100)
Interest rate swap derivative contract	-	(291)	-	(291)

Total liabilities	$-	$(291)	$(5,100)	$(5,391)

       U.S. government backed securities, corporate bonds, and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative is valued using observable inputs at the reporting date.
       It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period however there have been no such transfers during the nine months ended September 30, 2010.
       The fair value of the accrued contingent consideration was determined using a probability-weighted income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. Key assumptions include a discount rate of 21% and a probability adjusted level of 60%. As of September 30, 2010, the Company has accrued a liability of $5,404 for the estimated fair value of contingent considerations expected to be payable upon the acquired company reaching specific performance metrics over the next three years of operation. As of September 30, 2010, the ranges of outcomes and key assumptions have not changed materially.

Accrued contingent consideration balance as of January 1, 2010	$5,100
Increase in fair value of contingent consideration	304

Accrued contingent consideration balance as of September 30, 2010	$5,404

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
7. INVESTMENTS
       The summary of available-for-sale securities at September 30, 2010, is as follows:

		Gross Unrealized
	Amortized Cost	Gain (Loss)	Fair Value
Commercial paper	$34,954	$27	$34,981
Corporate bonds	22,652	(14)	22,638
U.S. government backed securities	17,437	4	17,441

Total	$75,043	$17	$75,060

       Investments includes $1,500 of Long-Term U.S. government backed securities that have been classified in other assets on the condensed consolidated balance sheet at September 30, 2010. At December 31, 2009, there were no long-term investments held by the Company.
       The summary of available-for-sale securities at December 31, 2009, is as follows:

		Gross Unrealized
	Amortized Cost	Gains	Fair Value
U.S. government backed securities	$52,280	$43	$52,323

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
       The summary of outstanding debt and capital lease obligations is as follows:

	As of September 30,	As of December 31,
	2010	2009
Term loan	$5,400	$5,625
Capital lease obligation	4,659	6,763

	10,059	12,388
Less current portion of long-term debt and capital lease obligations	(3,116)	(3,437)

Long-term debt and capital lease obligations, net of current portion	$6,943	$8,951

       2008 Term and Revolving Loans – On September 30, 2008, the Company entered into a credit agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000. The revolving credit facility may be extended by an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. As of September 30, 2010, there were no amounts outstanding under the revolving credit facility. On September 30, 2008, the Company borrowed a total of $6,000 under the term loan facility for general working capital purposes. The term loan has a 5 year term which is payable quarterly starting December 31, 2008, for $75 each quarter.
       The revolving credit loan and term loan bear interest, at the Company’s option, at either (i) the financial institution’s London Interbank Offered Rate (“LIBOR”) or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) the financial institution’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points for Base Rate loans and up 100 basis points for LIBOR loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company was also required to pay commitment fees and upfront fees for this Credit Facility. The interest rate as of September 30, 2010, and December 31, 2009, for the term loan was 4.55%.
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
       Capital Lease Obligations – In June 2007, the Company entered into a master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which is payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. At September 30, 2010 and December 31, 2009, the Company had $4,659 and $6,763, respectively, of outstanding capital leases. The weighted average interest rate implicit in the leases was 4.3%.
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
       The swap had a notional amount of $5,850 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the September 30, 2008, issuance of the Term Loan due September 30, 2028. We pay a fixed rate of 4.55% and receive a variable rate based on one month LIBOR. The fair value of derivatives as of September 30, 2010, is summarized in the following table.

	Liability Derivatives
	Balance Sheet Location	Fair Value
Interest rate derivative contract	Interest rate derivative liability	$766

Total derivative		$766

       The effect of derivative instruments on the consolidated statement of operations for the three months ending September 30, 2010 and 2009, respectively, is summarized in the following table.

		Loss Recognized in Earnings	Loss Recognized in Earnings
	Location of Loss Recognized in	for Three Months Ended	for Three Months Ended
	Earnings	September 30, 2010	September 30, 2009

Interest rate	Loss on interest rate derivative
contracts	contract	$(111)	$(125)
       The effect of derivative instruments on the consolidated statement of operations for the nine months ending September 30, 2010 and 2009, respectively, is summarized in the following table.

		(Loss) Recognized in Earnings	Gain Recognized in Earnings for
	Location of (Loss) Gain	for Nine Months Ended	Nine Months Ended September
	Recognized in Earnings	September 30, 2010	30, 2009

Interest rate	(Loss) gain on interest rate
contracts	derivative contract	$(475)	$375

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
       Derivatives are carried at fair value, as determined using standard valuation models, and adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The following is a description/summary of the derivative financial instrument we have entered into to manage the interest rate exposure:

		Remaining				Maturity	Fair Value at
		Notional			Fiscal Year	(Fiscal	September 30,
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	2010

Interest rate swap	Interest on	$5,400	LIBOR	4.55% fixed	2008	2028	$(766)
- variable to fixed	Term Loan
10. GOODWILL
              During the three months ended September 30, 2010, the Company accrued an additional $287 for contingent consideration of the expected earn out milestone relating to the Crest Line Technologies, LLC. (d.b.a. Medical Messaging.net) purchase. The excess purchase price over the assigned values was recorded as goodwill as this acquisition was completed prior to January 1, 2009, which was the effective date of the new authoritative guidance on business combinations. The changes in the carrying amount of goodwill for the period ended September 30, 2010 from December 31, 2009 are as follows:

Goodwill balance at December 31, 2009	$22,120
Contingent consideration	287

Goodwill balance at September 30, 2010	$22,407

11. STOCK-BASED COMPENSATION
       Stock Option Plan
       The following table presents the stock option activity for the nine months ended September 30, 2010:

		Weighted-	Weighted-Average
		Average	Remaining Contractual
	Shares	Exercise Price	Term (in years)
Stock options outstanding - January 1, 2010	3,432	$21.62
Stock options granted	752	$37.11
Stock options exercised	(338)	$11.74
Stock options forfeited	(206)	$31.49

Stock options outstanding - at September 30, 2010	3,640	$25.18	7.5

       The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.7%-2.0%	2.7%-3.0%	1.7%-3.0%	1.9%-3.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (years)	6.25	6.25	6.25	6.25
Expected stock volatility	45% to 46%	49% to 50%	45% to 52%	48% to 50%
       At September 30, 2010 and 2009, there was $29,683 and $24,165, respectively, of unrecognized stock-based compensation expense related to unvested share-based compensation stock option arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.6 years.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
       The weighted-average grant date fair value of options granted during the three months ended September 30, 2010, and 2009 was $12.53 and $16.61, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $19.08 and $13.13, respectively. The Company generally issues previously unissued shares for the exercise of stock options, however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future. The expense to the Company for the three months ended September 30, 2010, and 2009, was $2,949 and $2,008, respectively. The expense to the Company for the nine months ended September 30, 2010, and 2009, was $8,704 and $5,797, respectively.
Restricted Stock Units
       The 2007 Stock Option Plan also allows for granting of restricted stock unit awards under the terms of the plan. Majority of restricted units vest in four equal, annual installments on the anniversaries of the vesting start date or in four equal, quarterly installments on anniversaries of the vesting date. The Company estimated the fair value of the restricted stock units using the market price of its common stock on the date of the grant. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period. The following table presents the restricted stock unit activity for the nine months ended September 30, 2010.

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding - January 1, 2010	-	$0.00
Restricted stock units granted	280	$35.43
Restricted stock units vested	-	$0.00
Restricted stock units forfeited	(13)	$36.78

Outstanding - at September 30, 2010	267	$35.36

       As of September 30, 2010, $8,407 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 3.4 years. This amount does not include the cost of new restricted stock units that may be granted in future periods or any changes in the Company’s forfeiture percentage. Stock-based compensation expense of $671 and $1,451 was recorded for restricted stock units during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2010, no restricted stock units became vested. There were no restricted stock units outstanding during the three and nine months ended September 30, 2009.
Employee Stock Purchase Plan
       In 2007, our 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by the Company’s shareholders. A total of 500 shares of common stock have been reserved for future issuance to participating employees under the 2007 ESPP. The expense to the Company for the three months ended September 30, 2010, and 2009, was $142 and $115, respectively. The expense to the Company for the nine months ended September 30, 2010, and 2009, was $300 and $318, respectively.
Summary of Stock-Based Compensation Expense
       Total stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009, are as follows (no amounts were capitalized):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense charged to:
Direct operating	$601	$400	$1,721	$1,175
Selling and marketing	962	535	2,540	1,578
Research and development	524	255	1,527	749
General and administrative	1,674	933	4,667	2,613

Total	$3,761	$2,123	$10,455	$6,115

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
       On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al, Civil Action No. 1:10-cv-10477. On June 3, 2010, the court appointed Waterford Township General Employees Retirement System as the lead plaintiff. On August 2, 2010, the lead plaintiff filed an amended complaint. The amended complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concern, among other things, the amortization period for deferred implementation revenues. The amended complaint seeks unspecified damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on October 1, 2010. We believe that we have meritorious defenses to the amended complaint, and we will contest the claims vigorously.
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
Restatement
       With this Quarterly Report on Form 10-Q, we have restated the following previously filed consolidated financial statements, data, and related disclosures:
(1)	Our consolidated statements of operations for the three and nine months ended September 30, 2009, and the related cash flows for the nine months ended September 30, 2009 located in Part I, Item 1 of this Quarterly Report on Form 10-Q; and

(2)	Our management’s discussion and analysis of financial condition and results of operations as of, and for, the three and nine months ended September 30, 2009, contained herein.
       The restatement results from our review of revenue recognition practices. See Note 2, “Restatement and Reclassification of Previously Issued Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a detailed discussion of the review and effect of the restatement.
       The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports on Form 10-Q.
Overview
       athenahealth is a leading provider of Internet-based business services for physician practices. Our service offerings are based on four integrated components: our proprietary Internet-based software, our continually updated database of payer reimbursement process rules, our back-office service operations that perform administrative aspects of billing and clinical data management for physician practices, and our automated and live patient communication services. Our principal offering, athenaCollector, automates and manages billing-related functions for physician practices and includes a medical practice management platform. We have also developed a service offering, athenaClinicals, which automates and manages medical-record-related functions for physician practices and includes an electronic health record, or EHR, platform. ReminderCall, which we added to our service suite in September 2008, is our automated appointment reminder system that allows patients to either confirm the appointment or request rescheduling. We have now combined ReminderCall with other automated patient messaging services, live operator services, and a patient web portal in the first edition of our athenaCommunicator services suite that we made commercially available on March 17, 2010. We refer to athenaCollector as our revenue cycle management service, athenaClinicals as our clinical cycle management service, and athenaCommunicator as our patient cycle management service. As a complement to these services, Anodyne Analytics is a web-based, Software-as-a-Service business intelligence platform that organizes and displays detailed and insightful practice performance data for decision makers at our client practices. Our services are designed to help our clients achieve faster reimbursement from payers, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve patient satisfaction and compliance, and more efficiently manage clinical and billing information.

For the nine months ended September 30, 2010, we generated revenue of $176.2 million from the sale of our services compared to $134.1 million for the nine months ended September 30, 2009. For the three months ended September 30, 2010, we generated revenue of $63.1 million from the sale of our services compared to $47.4 million for the three months ended September 30, 2009. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue typically lead to greater operating income.
       Our revenue is predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include the number of physicians working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. As our revenue has grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience increases in operating income. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.
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
Financial Operations Overview
       Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle, clinical cycle, patient cycle and Anodyne Analytics offerings and from implementation and other services. Implementation and other revenue consists primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% of our total revenues for the nine months ended September 30, 2010 and 2009. Business services revenue is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. We expect to increase the number of physician practices we serve through increased sales and marketing expense, and we expect our existing clients to use more of our services through cross-selling efforts and growth in the number of combined services sales. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue is largely driven by the increase in the volume of our new business and the increase in our professional services revenue. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2010, and 2009.
       Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, ReminderCall, and Anodyne Analytics. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenue over time as we increase automation. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. We include in direct operating expense the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification, and other services. We also expect these expenses to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will also be driven by increased levels of automation and economies of scale. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets. Amounts for rent, occupancy and other indirect costs (including building maintenance and utilities) are included in General and Administration Expenses.
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
       General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance premiums; software license fees; outside professional fees for accountants, lawyers, and consultants; and compensation for temporary employees. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth and as we incur additional expense related to being a publicly traded company and our restatement. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time. All amounts for rent, occupancy and other indirect costs (including building maintenance and utilities) are included in General and Administration Expenses.
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

Results of Operations
       Comparison of the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,		Change

	2010	2009	Amount	Percent
Revenue:	(in thousands)
Business services	$170,051	$129,933	$40,118	31%
Implementation and other	6,121	4,148	1,973	48%

Total revenue	$176,172	$134,081	$42,091	31%

       Revenue. Total revenue for the nine months ended September 30, 2010, was $176.2 million, an increase of $42.1 million, or 31%, over revenue of $134.1 million for the nine months ended September 30, 2009. This increase was due almost entirely to an increase in business services revenue.
       Business Services Revenue. Revenue from business services for the nine months ended September 30, 2010, was $170.1 million, an increase of 31%, over revenue of $129.9 million for the nine months ended September 30, 2009. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The number of physicians using our revenue cycle management services at September 30, 2010, was 18,573, a net increase of 3,738, or 25%, from 14,835 physicians at September 30, 2009. The number of active medical providers using our revenue cycle management services at September 30, 2010, was 26,317, a net increase of 4,217, or 19%, from 22,100 active medical providers at September 30, 2009. Also contributing to this increase was the increase in the rate of adoption of additional services into our current customer base and the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the nine months ended September 30, 2010, was $4.3 billion, an increase of $0.8 billion, over posted collections of $3.5 billion for the nine months ended September 30, 2009.
       Implementation and Other Revenue. Revenue from implementations and other sources was $6.1 million for the nine months ended September 30, 2010, an increase of $2.0 million, or 48%, over revenue of $4.1 million for the nine months ended September 30, 2009. This increase was driven by new client implementations and increased professional services for our larger client base. The number of accounts live on our revenue cycle management service, athenaCollector, at September 30, 2010, was 1,877, a net increase of 370 accounts from 1,507 accounts at September 30, 2009. The number of accounts live on our clinical cycle management service, athenaClinicals, at September 30, 2010, was 446, a net increase of 231 accounts from 215 accounts at September 30, 2009. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Nine Months Ended September 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Direct operating costs	$72,163	$57,900	$14,263	25%
       Direct Operating Costs. Direct operating expense for the nine months ended September 30, 2010, was $72.2 million, an increase of $14.3 million, or 25%, over costs of $57.9 million for the nine months ended September 30, 2009. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transaction expense and employee-related costs. The amount of collections processed for the nine months ended September 30, 2010, was $4.3 billion, an increase of $0.8 billion, over posted collections of $3.5 billion for the nine months ended September 30, 2009. Direct operating employee-related costs increased $5.4 million from the nine months ended September 30, 2009, to the nine months ended September 30, 2010. This increase is primarily due to the 21% increase in headcount since September 30, 2009. We increased the professional services headcount as part of our redesign of our client services organization and to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the nine months ended September 30, 2010, direct operating expense includes $1.4 million of amortization of purchased intangibles expense related to the purchase of certain assets through acquisitions completed in 2009 and 2008, compared to $0.2 million in the nine months ended September 30, 2009. Stock-based compensation expense also increased $0.5 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.

	Nine Months Ended September 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Selling and marketing	$37,986	$24,850	$13,136	53%
Research and development	13,543	10,368	3,175	31%
General and administrative	33,470	26,327	7,143	27%
Depreciation and amortization	7,946	5,535	2,411	44%

Total	$92,945	$67,080	$25,865	39%

       Selling and Marketing Expense. Selling and marketing expense for the nine months ended September 30, 2010, was $38.0 million, an increase of $13.1 million, or 53%, over costs of $24.9 million for the nine months ended September 30, 2009. This increase was primarily due to an increase in stock-based compensation expense of $1.0 million and an increase in employee-related costs and sales commission of $7.0 million due to an increase in headcount. Our sales and marketing headcount increased by 70% since September 30, 2009, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $0.8 million increase in travel related expenses, a $0.7 million increase in consulting and other software licenses, a $2.7 million increase in online marketing, offline marketing and other marketing events, and a $0.9 million increase in external partner commission payments.
       Research and Development Expense. Research and development expense for the nine months ended September 30, 2010, was $13.5 million, an increase of 31%, over research and development expense of $10.4 million for the nine months ended September 30, 2009. This increase was primarily due to a $2.5 million increase in employee-related costs due to an increase in headcount and an increase in stock-based compensation expense of $0.7 million. Our research and development headcount increased 21% since September 30, 2009, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
       General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2010, was $33.5 million, an increase of 27%, over general and administrative expenses of $26.3 million for the nine months ended September 30, 2009. This increase was partially due to a $1.3 million increase in employee-related costs due to an increase in headcount, an increase in stock-based compensation expense of $2.1 million, a $0.6 million increase in travel related expenses, a $1.0 million increase in facilities related expenses, and a $0.3 million increase in bad debt expense. Our general and administrative headcount increased by 9% since September 30, 2009, as we added personnel to support our growth. Legal, audit, insurance and consulting expenses increased $2.2 million primarily due to $1.8 million relating to our restatement and other additional costs of being a public company. Additionally, under new authoritative guidance on business combinations adopted January 1, 2009, any changes in the fair value of contingent consideration after the acquisition date affect earnings. The potential contingent consideration of $7.7 million was recorded in the initial purchase price allocation at its estimated fair value of $5.1 million. A portion of the contingent consideration relating to the Anodyne acquisition is expected to be paid in 2011 and 2012 totaling $1.3 million is presented in other long-term liabilities. The contingent consideration will be adjusted to fair value to the amount payable when, and if, earned. The difference between the estimated and earn-out amount will be charged or credited to expense. For the nine months ended September 30, 2010, approximately $0.3 million was expensed relating to this contingent consideration.
       Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2010, was $7.9 million, an increase of $2.4 million, or 44%, over depreciation and amortization expense of $5.5 million for the nine months ended September 30, 2009. This was primarily due to higher depreciation from fixed asset expenditures in 2010 and 2009.
       Other Income (Expense). Interest income for the nine months ended September 30, 2010, was $0.2 million, a decrease of $0.7 million from interest income of $0.9 million for the nine months ended September 30, 2009. The decrease was directly related to the lower interest rates during 2010. Interest expense for the nine months ended September 30, 2010, and 2009 was $0.4 million and $0.7 million, respectively, which is driven by the balance of outstanding debt. The loss on interest rate derivative for the nine months ended September 30, 2010, was $0.5 million, compared to a gain on interest rate derivative for the nine months ended September 30, 2009, of $0.4 million. The gain or loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument that was not designated a hedge. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
       Income Tax Provision. We recorded a provision for income taxes for the nine months ended September 30, 2010, of approximately $5.1 million compared to $5.0 million for the nine months ended September 30, 2009. We have provided income tax expense for the nine months ended September 30, 2010 and 2009, using the expected effective tax rate for the entire year of 48% and 49%, respectively.

       Comparison of the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Change

	2010	2009	Amount	Percent
Revenue:	(in thousands)
Business services	$61,087	$45,609	$15,478	34%
Implementation and other	2,056	1,796	260	14%

Total revenue	$63,143	$47,405	$15,738	33%

       Revenue. Total revenue for the three months ended September 30, 2010, was $63.1 million, an increase of $15.7 million, or 33%, over revenue of $47.4 million for the three months ended September 30, 2009. This increase was due almost entirely to an increase in business services revenue.
       Business Services Revenue. Revenue from business services for the three months ended September 30, 2010, was $61.1 million, an increase of $15.5 million, or 34%, over revenue of $45.6 million for the three months ended September 30, 2009. The number of physicians using our revenue cycle management services at September 30, 2010, was 18,573, a net increase of 3,738, or 25%, from 14,835 physicians at September 30, 2009. The number of active medical providers using our revenue cycle management services at September 30, 2010, was 26,317, a net increase of 4,217, or 19%, from 22,100 active medical providers at September 30, 2009. Also contributing to this increase was the increase in the rate of adoption of additional services into our current customer base and the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the three months ended September 30, 2010, was $1.5 billion, an increase of $0.3 billion, over posted collections of $1.2 billion for the three months ended September 30, 2009.
       Implementation and Other Revenue. Revenue from implementations and other sources was $2.1 million for the three months ended September 30, 2010, an increase of $0.3 million, or 14%, over revenue of $1.8 million for the three months ended September 30, 2009. This increase was driven by new client implementations and increased professional services for our larger client base. The numbers of accounts live on our revenue cycle management service, athenaCollector, at September 30, 2010, was 1,877 a net increase of 370 accounts from 1,507 accounts at September 30, 2009. The number of accounts live on our clinical cycle management service, athenaClinicals, at September 30, 2010, was 446, a net increase of 231 accounts from 215 accounts at September 30, 2009. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Three Months Ended September 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Direct operating costs	$24,543	$19,942	$4,601	23%
       Direct Operating Costs. Direct operating expense for the three months ended September 30, 2010, was $24.5 million, an increase of $4.6 million, or 23%, over costs of $19.9 million for the three months ended September 30, 2009. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The amount of collections processed for the three months ended September 30, 2010, was $1.5 billion, an increase of $0.3 billion, over posted collections of $1.2 billion for the three months ended September 30, 2009. Direct operating employee-related costs increased $1.7 million from the three months ended September 30, 2009, to the three months ended September 30, 2010. This increase is primarily due to the 21% increase in headcount since September 30, 2009. We increased the professional services headcount as part of a redesign of our client services organization and in order to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the three months ended September 30, 2010, direct operating expense includes $0.5 million of amortization of purchased intangibles expense related to the purchase of certain assets through acquisitions completed in 2009 and 2008 compared to $0.1 million in the three months ended September 30, 2009. Stock-based compensation expense also increased $0.2 million from the three months ended September 30, 2009, to the three months ended September 30, 2010.

	Nine Months Ended September 30,		Change

	2010	2009	Amount	Percent
	(in thousands)
Selling and marketing	$13,233	$8,963	$4,270	48%
Research and development	4,645	3,748	897	24%
General and administrative	10,390	9,732	658	7%
Depreciation and amortization	2,869	2,098	771	37%

Total	$31,137	$24,541	$6,596	27%

       Selling and Marketing Expense. Selling and marketing expense for the three months ended September 30, 2010, was $13.2 million, an increase of $4.2 million, or 48%, over costs of $9.0 million for the three months ended September 30, 2009. This increase was primarily due to an increase in employee-related costs and sales commission of $2.9 million due to an increase in headcount, an increase in stock-based compensation expense of $0.4 million, an increase in travel-related- expenses of $0.2 million, and an increase in online marketing, offline marketing and marketing events of $0.8 million. Our sales and marketing headcount increased by 70% since September 30, 2009, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.
       Research and Development Expense. Research and development expense for the three months ended September 30, 2010, was $4.6 million, an increase of $0.9 million, or 24%, over research and development expense of $3.7 million for the three months ended September 30, 2009. This increase was primarily due to a $0.6 million increase in employee-related costs due to an increase in headcount and an increase in stock-based compensation expense of $0.3 million. Our research and development headcount increased 21% since September 30, 2009, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
       General and Administrative Expense. General and administrative expense for the three months ended September 30, 2010, was $10.4 million, an increase of $0.7 million, or 7%, over general and administrative expense of $9.7 million for the three months ended September 30, 2009. This increase was partially due to an increase in stock-based compensation expense of $0.7 million. Additionally, legal, audit, and insurance expenses increased $0.6 million primarily due to expenses relating to our restatement and other additional costs relating to being a public company. These increases are offset by a decrease in consulting related costs of $0.6 million during the same period.
       Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2010, was $2.9 million, an increase of $0.8 million, or 37%, over depreciation and amortization expense of $2.1 million for the three months ended September 30, 2009. This was primarily due to higher depreciation from fixed asset expenditures in 2010 and 2009.
       Other Income (Expense). Interest income for the three months ended September 30, 2010, was less than $0.1 million, a decrease of $0.1 million from interest income of $0.2 million for the three months ended September 30, 2009. The decrease was directly related to the lower interest rates during 2010. Interest expense for the three months ended September 30, 2010, and 2009 was $0.1 million and $0.3 million, respectively, which is driven by the balance of outstanding debt. The loss on interest rate derivative for the three months ended September 30, 2010, was $0.1 million, compared to a loss on interest rate derivative for the three months ended September 30, 2009, of $0.1 million. The loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument that was not designated a hedge. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
       Income Tax Provision. We recorded a provision for income taxes for the three months ended September 30, 2010, of approximately $3.5 million compared to $1.7 million for the three months ended September 30, 2009. We have provided income tax expense for the three months ended September 30, 2010 and 2009, using the expected effective tax rate for the entire year of 48% and 49%, respectively.
Liquidity and Capital Resources
       Although we have historically funded our operations through the private and public sale of $131.9 million in equity securities, as well as through long-term debt, working capital, and equipment-financing loans, our recent growth has been sustained by our continued profitability since the third quarter of 2007. As of September 30, 2010, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $97.6 million. Our total indebtedness was $10.1 million at September 30, 2010, and was comprised of capital lease obligations of $4.7 million and a term loan of $5.4 million.
       Cash provided by operating activities during the nine months ended September 30, 2010, was $25.3 million and consisted of net income of $5.4 million and $6.1 million utilized by working capital and other non-cash charges. Cash provided by operating activities included positive non-cash adjustments of $9.3 million related to depreciation and amortization expense, a $10.5 million non-cash stock-based compensation expense, a $0.3 million non-cash expense for the change in the fair value of contingent consideration, a $0.9 million amortization of premiums on investments, a $0.5 million non-cash loss on interest rate derivative, and $0.6 million for a provision for uncollectible accounts. Negative non-cash adjustment related to excess tax benefit from stock-based awards of $6.0 million and a $2.3 million increase in deferred income taxes. Cash provided by working capital and other activities was primarily attributable to a $6.5 million increase in deferred revenue and a $0.8 million increase in accrued expenses offset by a $0.4 million decrease in account payable, a $1.0 million decrease in deferred rent, a $4.0 million decrease in prepaid expenses and other current assets, a $3.4 million increase in accounts receivable, and a $0.3 million increase in other long-term assets. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
       Cash provided by operating activities during the nine months ended September 30, 2009, was $21.5 million and consisted of net income of $4.9 million and $2.4 million utilized by working capital and other non-cash charges. Cash provided by operating activities included positive non-cash adjustments of $5.8 million related to depreciation and amortization expense, a $6.1 million non-cash stock-based compensation expense, a $4.4 million decrease in deferred income taxes, and a $0.4 million for a provision for uncollectible accounts. Negative non-cash adjustments related to amortization of discounts on investments of $0.4 million, excess tax benefit from stock-based awards of $1.7 million, and a $0.4 million non-cash gain on interest rate derivative. Cash used by working capital and other activities was primarily attributable to a $1.3 million increase in prepaid expenses and other current assets and $4.0 million increase in accounts receivable offset by a $3.1 million increase in accrued expenses, a $0.8 million decrease in deferred rent, a $0.4 million increase in accounts payable, and a $4.9 million increase in deferred revenue. These changes are largely attributable to growth in the size of our business and in related direct operating expense.
       Net cash used in investing activities was $39.5 million for the nine months ended September 30, 2010, which consisted of purchases of short-term investments of $102.2 million, purchases of property and equipment of $14.1 million (including an airplane purchase of $3.1 million), and expenditures for internal development of the athenaClinicals and athenaCommunicator applications of $2.4 million. This is offset in part by a $0.3 million decrease in restricted cash, $0.3 million in proceeds from the sale and disposal of equipment, and $78.5 million in proceeds from the sale and maturity of investments.
       Net cash used in investing activities was $23.1 million for the nine months ended September 30, 2009, which consisted of purchases of short-term investments of $77.1 million, purchases of property and equipment of $6.6 million, purchases of long-term investments of $0.5 million, payments for acquisitions net of cash acquired of $0.1 million, and expenditures for internal development of the athenaClinicals application of $1.8 million. This is offset in part by a $0.3 million decrease in restricted cash, $4.7 million in proceeds from the sale and disposal of equipment, and $58.0 million in proceeds from the sale and maturity of investments.
       Net cash provided by financing activities was $7.7 million for the nine months ended September 30, 2010. The majority of the cash provided in the period resulted from proceeds from the exercise of stock options and proceeds from our employee stock purchase plan during the period totaling $4.4 million and excess tax benefit from stock-based awards of $6.0 million, offset by $2.7 million in payments on debt and capital lease obligations.
       Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2009. The majority of the cash provided in the period resulted from proceeds from the exercise of stock options and proceeds from our employee stock purchase plan during the period totaling $1.7 million and excess tax benefit from stock-based awards of $1.7 million, offset by $3.0 in payments on debt and capital lease obligations.
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
       We make investments in property and equipment and in software development on an ongoing basis. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment in our data centers and infrastructure in our service operations. Our software development investments consist primarily of company-managed design, development, testing, and deployment of new application functionality. Because the practice management component of athenaNet is considered mature, we expense nearly all software maintenance costs for this component of our platform as incurred. For the EHR component of athenaNet, which is the platform for our athenaClinicals offering, and for the patient cycle component of athenaNet, which is the platform for our athenaCommunicator offering, we capitalize nearly all software development. In the nine months ended September 30, 2010, we capitalized $14.1 million in property and equipment (including an airplane purchase of $3.1 million) and $2.4 million in software development. In the nine months ended September 30, 2009, we capitalized $6.6 million of property and equipment and $1.8 million of software development. We currently anticipate making aggregate capital expenditures of approximately $17 million over the next twelve months.
Credit Facilities
       Term and Revolving Loans
       On September 30, 2008, we entered into a credit agreement with Bank of America, N.A. This credit agreement consists of a revolving credit facility in the amount of $15.0 million and a term loan facility in the amount of $6.0 million. The revolving credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions and includes a $10.0 million sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, we borrowed a total of $6.0 million under the term loan facility for general working capital purposes. As of September 30, 2010, there were no amounts outstanding under the revolving credit facility.
       The revolving credit loans and term loans bear interest, at our option, at either (i) the British Bankers Association London Interbank Offered Rate (known as LIBOR), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) Bank of America’s prime rate. For term loans, these rates are adjusted up 100 basis points for LIBOR loans and down 100 basis points for all other loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on our consolidated leverage ratio, as defined in the credit agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for all other loans. A default rate shall apply on all obligations in the event of a default under the credit agreement at an annual rate equal to 2% above the applicable interest rate. We were also required to pay other customary commitment fees and upfront fees for this credit facility. The interest rate as of September 30, 2010, for the term loan and for the revolving credit facility was 4.55%.
       The obligations of the Company and its subsidiaries under the credit agreement are collateralized by substantially all assets.
       The credit agreement also contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap), bankruptcy and insolvency, inability to pay debtors, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, payments of dividends, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the credit agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the credit agreement. As of September 30, 2010, we were in compliance with our covenants under the credit agreement.
Capital Leases
       As of September 30, 2010, there was a total of $4.7 million in aggregate principal amount outstanding under a series of capital leases with one financing company. The weighted average implicit rate in the leases are 4.3% per annum, and they are payable on a monthly basis through March 2013.
Off-Balance Sheet Arrangements
       As of September 30, 2010, and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
       The summary of outstanding contractual obligations as of September 30, 2010, is as follows:

	Payments Due by Period
		Less than 1			After 5
	Total	year	1-3 years	3-5 years	years	Other

Long-term debt	$5,400	$300	$5,100	$-	$-	$-
Capital lease obligations	4,659	2,815	1,844	-	-	-
Operating lease obligations	27,215	5,572	10,758	9,624	1,261	-
Other	986	-	-	-	-	986

Total	$38,260	$8,687	$17,702	$9,624	$1,261	$986

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
       Other amounts consists of uncertain tax benefits relating to research and development credits. We have not utilized these credits, nor do we have an expectation of when these credits would be challenged. As of September 30, 2010, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
       Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the nine months ended September 30, 2010, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
       Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $97.6 million at September 30, 2010. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
       Interest Rate Risk. As of September 30, 2010, we had long-term debt and capital lease obligations totaling $10.1 million, which have both variable and fixed interest rate components. We have entered into an interest rate swap intended to mitigate variability in interest rate movements on our term loan. The swap has an amortizing notional amount over the swap agreement. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.
       The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at September 30, 2010.

		Remaining				Maturity	Fair Value at
		Notional			Fiscal Year	(Fiscal	September 30,
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	2010

Interest rate swap	Interest on	$5,400	LIBOR	4.55% fixed	2008	2028	$(766)
- variable to fixed	Term Loan
       At September 30, 2010, there were no amounts outstanding under the revolving credit facility; however, we can draw up to $15.0 million under this line of credit at any time. At September 30, 2010, there was $5.4 million outstanding on the term loan. If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
       We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2010 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
              There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
       On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al, Civil Action No. 1:10-cv-10477. On June 3, 2010, the court appointed Waterford Township General Employees Retirement System as the lead plaintiff. On August 2, 2010, the lead plaintiff filed an amended complaint. The amended complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concern, among other things, the amortization period for deferred implementation revenues. The amended complaint seeks unspecified damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on October 1, 2010. We believe that we have meritorious defenses to the amended complaint, and we will contest the claims vigorously.
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
Item 3. Defaults Upon Senior Securities.
       Not applicable.
Item 4. (Removed and Reserved).
Item 5. Other Information.
       Not applicable.
Item 6. Exhibits.
       (a) Exhibits.

No.	Exhibit Index

†10.1*	Employment Agreement by and between the Registrant and Daniel H. Orenstein, dated July 1, 2010.
†10.2*	Employment Agreement by and between the Registrant and Ed Park, dated July 1, 2010.
31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.
101.CAL**	XBRL Calculation Linkbase Document.
101.LAB**	XBRL Labels Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.
†	Indicates a management contract or any compensatory plan, contract, or arrangement.

*	Filed herewith

**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENAHEALTH, INC.
By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Timothy M. Adams
Timothy M. Adams,
Chief Financial Officer, Senior Vice President, and Treasurer
Date: October 22, 2010