Form 10-K
period 2010-12-31
ATHENAHEALTH INC
filed 2011-02-18
CIK 1131096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33689
athenahealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	04-3387530 (I.R.S. Employer Identification No.)

311 Arsenal Street, Watertown, Massachusetts (Address of principal executive offices)	02472 (Zip Code)

617-402-1000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $871,223,716 based on the closing price on the NASDAQ Global Select Market on June 30, 2010.

At February 16, 2011, the registrant had 34,640,692 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2010.

i

PART I

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including the combination or integration of newly acquired services; expanded sales and marketing efforts; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity issues; additional fundraising; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our expectations for future financial or operational performance, product and service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology.

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

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market share, is based on information from independent industry analysts and third-party sources (including industry publications, surveys, and forecasts), our internal research, and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable. None of the sources cited in this Annual Report on Form 10-K has consented to the inclusion of any data from its reports, nor have we sought their consent. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information. While we believe the market position, market opportunity, and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Item 1.	Business.

In this Annual Report on Form 10-K, the terms the “Company,” “athenahealth,” “we,” “us,” and “our” refer to athenahealth, Inc. and its subsidiaries, Anodyne Health Partners, Inc., athenahealth MA, Inc., athenahealth Security Corporation, and athenahealth Technology Private Limited, and any subsidiary that may be acquired or formed in the future. We were incorporated in Delaware on August 21, 1997, as Athena Healthcare Incorporated. We changed our name to athenahealth.com, Inc. on March 31, 2000, and to athenahealth, Inc. on November 17, 2000. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts, 02472, and our telephone number is (617) 402-1000.

Overview

athenahealth provides business services that help medical practices achieve and sustain financial health by collecting more money and improving their control over administrative tasks. These services are designed to reduce the administrative burden of complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication, and many of the related tasks that distract medical providers and staff from the practice of medicine. Our services are delivered and consumed through a single instance of our cloud-based platform, athenaNet. We differentiate our services by regularly deploying updates and improvements through athenaNet to clients without any action on the part of the client. athenaNet enables us to quickly implement our service offerings at a low up-front cost and to seamlessly work in tandem with our clients in real time.

The services provided through our single-instance cloud are currently packaged as three integrated components: athenaCollector for revenue cycle management, athenaClinicals for clinical cycle management, and athenaCommunicator for patient cycle management. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine, collectively called the “athenaRules.” Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Our business intelligence application, Anodyne Analytics, also supports our clients in their pursuit of financial health by equipping users with data visualization tools and insight into their practice’s performance.

Each service we provide is supported by a model comprised of three distinct components: Software, Knowledge, and Work. The cloud-based software is provided at no extra charge to users but is the primary conduit through which we exchange information between clients, payers, and our staff of experts. Knowledge is infused into each of our services via our athenaRules as we work with clients, payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance. The third component to each of our services is the Work that we perform on behalf of our clients. Wherever possible, we replace manual processes with automation, but where automation is not possible, we provide that manual labor rather than returning it to clients to be completed. This unique service model of Software, Knowledge, and Work has allowed us to align our success with our clients’ performance, creating a continual cycle of improvement and efficiency. We charge clients a percentage of collections in most cases, so our financial results are a direct reflection of our ability to drive revenue to medical practices.

In 2000, we released our first service offering, athenaCollector, and we released athenaClinicals in 2006. athenaCommunicator, introduced in 2010, represented the integration and rebranding of our first acquisition, Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net). We continued this expansion of our offerings in October 2009 with our newest acquisition, Anodyne Health Partners, Inc. (“Anodyne”), the privately held company that developed the Anodyne Analytics service. In 2010, we generated revenue of $245.5 million from the sale of our services, compared to $188.5 million in 2009. As of December 31, 2010, there were 27,114 medical providers, including 19,197 physicians, using our athenaCollector service across 45 states and the District of Columbia and 60 medical specialties.

Market Opportunity

The healthcare industry is complex and fragmented, and is largely served by legacy software systems that do not offer the core competencies of collaboration, flexibility, and interoperability. A disproportionate amount of communication still takes place on paper instead of automated communications. The combination of outdated, inflexible systems and paper workflows creates significant costs for medical practices as a result of administrative work, duplication, and errors. By addressing these problems head on, medical practices can free their staff to focus on the practice of medicine.

While fee-for-service reimbursement is fraught with complexity for physician practices, managed care plans typically are even more complex, creating reimbursement structures with greater complexity than previous methods and placing greater responsibility on physician practices to capture and provide appropriate data to obtain payments. This reality is further complicated by newer, emerging reimbursement models such as Pay-For-Reporting, Pay-For-Performance, and Shared Savings. These programs require providers to identify programs for which they are eligible, enroll in those programs, identify eligible patients, and record relevant billing and clinical data for each eligible encounter. In addition, providers may be penalized for non-reporting or non-participation in these programs. Many of these programs also require a much greater focus on coordination of care and cost efficiency across multiple providers.

Physician practice-based activities that are required to ensure appropriate payment for services rendered have increased in number and complexity for the following reasons:

•	Legislative reform efforts. Legislative reform, including the Patient Protection and Affordable Care Act, or PPACA, that was signed into law in March 2010, is expected to drive many fundamental shifts in the healthcare reimbursement landscape. Millions of additional patients could be required to purchase health insurance coverage, and private payers may have to limit percentages of non-clinical expenses as a portion of their revenues. Payers’ ability to raise insurance premiums will likely also be regulated, forcing them to focus on other ways of improving their financial performance, including new contracting options for physicians and new programs to identify preventable costs. Many of these programs would require the aggregation and exchange of clinical data in order to ensure continuity of care for each patient.

•	Diversity of health benefit plan design. Health insurers have introduced a wide range of benefit structures, many of which are customized to unique goals of particular employer groups. This has resulted in an increase in rules regarding who is eligible for healthcare services, what healthcare services are eligible for reimbursement, and who is responsible for payment for healthcare services delivered. It has also resulted in more plans with a larger portion of patient responsibility, such as High Deductible Health Plans (“HDHP”) or plans with little coverage other than negotiated discounts, increasing the burden on practices to manage and pursue receivables directly with the patient.

•	Dynamic nature of health benefit plan design. Health insurers continually update their reimbursement rules based on ongoing monitoring of consumption patterns, in response to new medical products and procedures, and to address changing employer demands. As these changes are made frequently throughout the year and are often specific to each individual health plan, physician practices need to be continually aware of this dynamic element of the reimbursement cycle, as it could impact overall reimbursement and specific workflows.

•	Proliferation of new payment models. New health benefit plans and reimbursement structures have considerably modified the ways in which physician practices are paid. Care-based initiatives, including Pay-for-Performance, which provide reimbursement incentives centered around capture and submission of specified clinical information, have dramatically increased the administrative and clinical documentation burden of the physician practice. Shared Savings programs, including Accountable Care Organizations, or ACOs, reward providers for managing care cost-efficiently, requiring much more coordination of clinical effort across physician practices and their trading partners. These newer models are continuing to evolve and grow in both number and complexity.

•	New financial incentives spurring a new wave of EHR purchasing activity. The federal government has enacted a financial incentive program through the 2009 Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) for providers who demonstrate “Meaningful Use” of a certified Electronic Health Record (“EHR”) technology. While these payments do not represent a sustained market opportunity, they have shifted recent buying patterns, with many providers accelerating their purchase of EHRs and making revenue cycle decisions tied to the EHR selection.

In addition to administering typical business functions, physician practices must invest significant time and resources processing inbound and outbound communications related to physician orders, including referrals to specialists, imaging centers, laboratories, pharmacies, and inpatient admissions. In order to process these communications, physician practices often interact with multiple software systems; execute paper-based and fax-based communications to and from payers; and contact patients, payers, and other trading partners to effectively communicate the appropriate clinical information to accompany the order. All of this work must also be conducted to ensure that the patient receives appropriate care and that the procedure is eligible for reimbursement.

Our Strategy

Our mission is to be the most trusted business service to medical groups. In almost all cases, we price our services as a percentage of practice collections which incentivizes us to increase their performance while simultaneously reducing cost through more efficient operations. As physician practices face rising costs, rising complexity, and changing reimbursement rates, they will need solutions for a diverse set of problems. These problems include more administrative work to manage new reimbursement models; greater demand from trading partners and Shared Savings program members for electronic exchange of data; pressure to adopt expensive EHRs; continued changes to federally mandated transaction standards; new insurance payer rules; more complicated reimbursement structures; and increased work to collect self-pay balances for uninsured, underinsured, and HDHP patients.

We believe that traditional, locally installed software fails to address all of these needs, solving only the subset of problems that can be managed through electronic storage and transmission of data without allowing for intelligent evolution of the functionality. Locally installed software also favors larger organizations that can afford an up-front investment in hardware and software as well as the staff to manage and maintain these systems. Software that is cloud-based can solve a greater set of these problems — particularly when implemented in a single instance — because it can be quickly updated and delivered to all clients without expensive upgrades or new hardware installation. However, there remain many challenges that even cloud-based software alone cannot address without a corresponding service component. Examples include processing and sorting all incoming paper documents that a practice receives, identifying and managing payer rules, identifying and enrolling providers in Pay-For-Performance programs, selecting and alerting providers to Pay-for-Performance measures for specific patients, and taking phone calls from patients with a live operator when a practice is closed. Our unique service model addresses these problems for clients through cloud-based software that delivers targeted knowledge to the right user at the right time and through large service operations that can achieve comparative advantage by executing work that would otherwise fall upon the practice.

The electronic connectivity and system infrastructure that we provide would normally be out of reach for small independent practices, which represent the majority of the physician market. However, our ability to automate processes and scale work across our entire provider network allows our services to be efficiently delivered to medical practices of every size. By enabling small practices to receive the same level of technical and service infrastructure available to large clients, we provide significant benefit to physician practices as well as to all of their trading partners and fellow Shared Savings program members. As physician practices continue to be acquired or divested by other entities, this strategic flexibility will enhance our ability to compete, regardless of whether the practice is independent or owned by a large enterprise.

Key elements of our strategy include:

•	Remaining intensely focused on our clients’ success. Our business model aligns our goals with our clients’ goals and provides us with an ongoing incentive to improve client performance. We believe that this approach enables us to maintain client loyalty (demonstrated through high and sustained client satisfaction and retention), enhance our reputation, and improve the quality of our solutions.

•	Integration of revenue cycle, clinical cycle, and patient cycle. As payment models continue to integrate cost efficiency and performance into reimbursement formulas, activities that previously were not factors in reimbursement will become more important in driving practice performance. Only practices that control these activities in a way that is fully integrated with their revenue cycle will have visibility into the financial health of their business. Some examples might be care handoffs between physicians and trading partners, care coordination to prevent duplicate procedures, patient adherence reminders, and closed-loop order management. We proactively demonstrate to practices how, when fully adopted and optimized, a combined athenaCollector, athenaClinicals, and athenaCommunicator solution can help them manage and monitor performance comprehensively.

•	Maintaining and growing athenaRules. Our Rules Engine leverages our single-instance platform to allow all clients to benefit from knowledge across the network. We proactively seek out new revenue opportunities for practices and use the Rules Engine to deliver the right information to the right person at the right time. For athenaCollector clients, these rules are introduced during charge entry and claim submission to alert users to any errors or omissions. This increases the percentage of transactions that are successfully executed on the first attempt and reduces the time to resolution after claims or other transactions are submitted. We continue to build our centralized payer reimbursement rules by learning from the collective experience of our national network of clients as well as through proactive outreach to payers.

The rules embedded in athenaClinicals are becoming increasingly tied to reimbursement as more Pay-for-Reporting, Pay-for-Performance, and other bonus payments require specific action at the point of care. The athenaClinicals workflow allows customizable alerts to surface during the encounter to ensure that the proper quality measures are being prompted. The administrative burden of these payment programs could significantly impair physicians’ ability to practice without the type of automation included in our Quality Management Engine.

•	Increasing awareness and attracting new clients. We will continue to expand sales and marketing efforts to address our market opportunity by aggressively seeking new clients. We believe that our cloud-based business services provide significant value for physician practices of any size. Our athenaCollector client base currently represents less approximately three percent of the U.S. addressable market, comprised of an estimated 650,000 physicians practicing in the ambulatory segment. In addition to our traditional marketing efforts to small and group practices market, we have introduced several new programs to reach hospitals and health systems and help them manage their affiliated and employed physician strategies.

•	Uncovering and delivering new sources of revenue to clients. We have worked closely with payers and other healthcare trading partners to demonstrate the process efficiencies and reduction in administrative work that our services provide to medical practices. We believe that, as these trading partners gain understanding of these advantages and the related system-wide benefits, they will reward these efficiencies in a manner that accrues direct benefits to our clients.

•	High levels of user adoption and network transparency. One of the biggest challenges for traditional EHR software vendors has been lack of physician adoption. Many physicians fear that EHRs will slow them down and have not habitually documented encounters using software templates. Traditional documentation styles such as paper or dictation are preferred in many cases. Due to our large service operation, we can support many alternate documentation styles that are not available with software-only solutions. For example, physicians can continue to document on paper and transmit that document to us to be processed and attached to the patient chart. By supporting multiple work styles and integrating these activities into the complete revenue, clinical, and patient cycles, our clients realize significant benefits by utilizing the EHR, which drives our high adoption rate. We, in turn, convert this usage data into system-wide measures of top-line practice performance, individual clinician performance, and the associated drivers of each. We can then share this intelligence on the measures that correlate with, or drive, practice performance with our clients.

Our Solutions

Our service offerings are based on our proprietary cloud-based software, a continually updated database of rules, and integrated back-office service operations. Our services are designed to help our clients achieve faster reimbursement from all parties, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, and more efficiently manage clinical and billing information.

athenaCollector and Anodyne Analytics

Our principal offering, athenaCollector, is our revenue cycle management service that automates and manages billing-related functions for physician practices and includes a practice management platform.

athenaCollector assists our physician clients with the proper handling of claims and billing processes to help manage reimbursement quickly and efficiently. Complementing athenaCollector is our business intelligence offering, Anodyne Analytics, which provides physicians and practice managers with detailed insight into practice performance.

Software (athenaNet and Anodyne Analytics)

Through athenaNet, athenaCollector utilizes the Internet to connect physician practices to our Rules Engine and service operations team. athenaCollector is a complete practice management system that includes scheduling, payment processing, and a workflow dashboard. The system is used by our clients and our services team to track claims requiring edits in real-time before they are sent to the payer, claims requiring work that have come back from the payer unpaid, and claims that are being held up due to administrative steps required by the individual client. This web-native functionality provides our clients with the benefits of our database of payer rules as it is updated and enables them to interact with our services team to efficiently monitor workflows. Each transaction runs through our centralized Rules Engine so that preventable mistakes can be corrected quickly across all of our clients. We also include a full set of reporting tools in athenaNet so that users can track their ongoing performance and benchmark against other practices.

With the acquisition of our newest acquisition, Anodyne, in October 2009, we expanded the business intelligence function of our existing services through the addition of Anodyne Analytics. This web-based, Software-as-a-Service platform organizes and analyzes billing and claims-based data across physician practices, allowing decision makers to quickly and easily present that data visually through a wide array of business performance metrics. These metrics can be provided either as broad, practice-wide summaries or as discrete, highly specific analyses based on complex user-defined requests. In the future, we plan to further leverage the additional detail and analysis offered by Anodyne Analytics and the Anodyne Intelligence Platform to present visually other data sets such as clinical and patient cycle metrics.

Knowledge (athenaRules)

Physician practices route all of their day-to-day electronic and paper-based payer communications to us, which we then process using our patented billing Rules Engine and our service operations to avoid reimbursement delays and improve practice performance. Our proprietary database of payer knowledge has been constructed based on over ten years of experience in handling the physician workflow in thousands of physician practices with medical claims from tens of thousands of health benefit packages. The core focus of the database is on the payer rules, which are the key drivers of claim payment and denials. Understanding denials allows us to construct rules to avoid future denials across our entire client base, resulting in increased automation of our workflow processes. On average, over 100 rules are added or revised in our Rules Engine each month. athenaRules has been designed to interact seamlessly with athenaNet in the medical office workflow and with our service operations.

Work (athenahealth Service Operations)

athenahealth service operations enables the service teams that collaborate with client staff to achieve successful transactions. Our service operations consists of both knowledgeable staff and technological infrastructure used to execute the key steps associated with proper handling of physician claims and clinical data management. The service operations team is comprised of 691 people who interact with physicians, providers, and clinicians at all of the key steps in the revenue cycle, including:

•	coordinating with payers to ensure that client providers are properly set up for billing;

•	checking the eligibility of scheduled patients electronically;

•	submitting claims to payers directly or through intermediaries, whether electronically or via printed claim forms;

•	obtaining confirmation of claim receipt from payers, either electronically or through phone calls;

•	receiving and processing checks and remittance information from payers and documenting the result of payers’ responses;

•	evaluating denied claims and determining the best approach to appealing or resubmitting claims to obtain payment;

•	billing patients for balances that are due;

•	compiling and delivering management reporting about the performance of clients at both the account level and the provider level;

•	transmitting key clinical data to the revenue cycle workflow to eliminate the need for code re-entry and to permit assembly of all key data elements required to achieve maximum appropriate reimbursement; and

•	providing proactive and responsive client support to manage issues, address questions, identify training needs, and communicate trends.

athenaClinicals

athenaClinicals is our EHR service that automates and manages medical-record-management-related functions for physician practices. It assists medical groups with the proper handling of physician documentation, orders, and related inbound and outbound communications to ensure that orders are carried out quickly and accurately. athenaClinicals is designed to improve clinical administrative workflow.

Software (athenaNet)

Through athenaNet, athenaClinicals displays key clinical measures by office location related to the drivers of high quality and efficient care delivery on a workflow dashboard, including lab results requiring review, patient referral requests, prescription requests, and family history of previous exams. athenaClinicals is a 2011/2012 compliant Complete EHR technology and has been certified by the Certification Commission for Healthcare Information Technology (“CCHIT”), an ONC-ATCB, in accordance with the applicable certification criteria. Similar to its functionality within athenaCollector, athenaNet provides comprehensive reporting on a range of clinical results, including distribution of different procedure codes (leveling), incidence of different diagnoses, timeliness of turnaround by lab companies and other intermediaries, and other key performance indicators.

Knowledge (athenaRules)

Reporting and quality programs have collectively become a greater portion of physician revenue but are very difficult to manage on paper or in a static software system that does not prompt the user for the appropriate action to be taken. Clinical data must be captured according to the requirements and incentives of different payers and plans. Clinical intermediaries such as laboratories and pharmacy networks require specific formats and data elements as well. athenaRules is designed to access medication formularies, identify potential medication errors (such as drug-to-drug interactions or allergy reactions), and identify the specific clinical activities that are required to adhere to Pay-for-Performance programs, including Medicare incentive payments under the HITECH Act.

Work (athenahealth Service Operations)

Medical practices that use an EHR still receive large amounts of paper documentation from third parties. These can include consult letters, lab results, general correspondence, and multiple other document types. Practices can receive an average of over 1,000 clinical documents per provider per month, creating a significant administrative burden. We capture inbound paper documents, convert them to electronic format, attach them to the appropriate patient chart, classify them according to type, and associate results with the original order where applicable. Additionally, even if the physician creates an order in the EHR, the intended recipient may not accept orders electronically. We reduce the electronically generated order to paper for delivery on behalf of the practice. We also perform many of the Pay-for-Performance program identification and enrollment tasks on behalf of practices so that they can participate without significant up-front research and effort.

athenaCommunicator

Through athenaNet, athenaCommunicator — which includes ReminderCall (part of the acquisition of Crest Line Technologies, LLC in September 2008) and other automated patient messaging services, live operator services, and a patient portal — was commercially released in the first half of 2010. These services help to reduce patient no-show rates and improve overall schedule density, which increases the number of revenue-generating appointments for our clients. The ability to increase patient outreach also helps to provide clinical education and adherence reminders to patients, which increases the quality of care and improves outcomes without increasing practice work to monitor and contact patients. The service provides a personalized, high-quality experience for patients while driving practice performance.

Software (athenaNet)

athenaCommunicator allows practices to manage many patient communication tasks electronically, including use of automated reminder calls with customizable criteria and opt-out functionality; creation of a self-service patient portal for registration, appointment requests, bill payments, and general communication; automatic generation of emails to patients; and patient education tools. The automated phone calls are multi-purpose and may include appointment reminders, outbound campaigns, and follow-up on outstanding balances while prompting patients to make payments by mail, telephone, or online through our systems.

Knowledge (athenaRules)

athenaCommunicator allows practices to build a highly flexible set of communication rules with their patients. They can set patient or group-specific communication preferences that will automatically tailor communications to the preferred timing and mode of delivery, including phone call, e-mail, or patient portal. These communication rules allow each patient to receive a personalized experience, including delivery of messages with branding and using the Caller ID of the practice, if desired.

Work (athenahealth Service Operations)

Practices spend a great deal of time fielding phone calls from patients on topics ranging from scheduling requests, bill payment, directions, and clinical cases. As part of the athenaCommunicator service, we provider live operators who field these calls on behalf of practices, including redirected automated calls for appointment scheduling, patient payments, and message-taking on behalf of the practice. We also print and mail paper statements to patients on behalf of the practice to assist with patient payment collection. Collectively, these activities extend the availability of the office to patients and help to free staff time to focus on more critical tasks.

Research and Development

Our research and development efforts are focused on enhancing our service offerings in response to changes in the market and evolving our technology platform to better serve physician practices. All of our clients use the same version of our software, although some athenaRules are designed to take effect only locally for particular clients. We continually update our software and rules, executing bimonthly releases of new software functionality for our clients. Our software development life cycle methodology ensures that each software release is properly designed, built, tested, and rolled out. Our software development technologists are primarily located in the United States. We complement this team’s work with software development services from third-party technology development providers in Huntsville, Alabama, and Pune, India, and with our own employees at our development center operated through our subsidiary located in Chennai, India. In addition to our core software development activities, we dedicate full-time staff to our ongoing development and maintenance of the rules database. On average, over 100 rules are added or revised in our billing Rules Engine each month. We also employ program management and product management personnel, who work continually on improvements to our service operations processes and our service design, respectively.

athenaIntelligence

The team behind the athenaRules is based in Watertown, Massachusetts, and is supported by employees at all of our locations. This team is responsible for creation of the billing rules that alert clients to potential problems on claims and for the creation of the clinical rules that alert clinical staff to quality measures applicable to particular patients and encounters. Some key metrics delivered by the athenaIntelligence team in 2010 were:

•	over 20 different Pay-for-Performance programs were built into the Rules Engine;

•	over 7.3 million Pay-For-Performance rules were surfaced during encounters; and

•	94.4% of claims were resolved on the first submission.

Taken as a whole, these activities result, in most cases, in a direct reduction in practices’ work. Rather than submitting a claim with missing information, waiting for adjudication, receiving a denial, and then resubmitting the claim to start the cycle over again, our practices are alerted prior to the first submission. Similarly, they are spared the tedious process of identifying upcoming appointments for patients that qualify for a specific Pay-for-Performance program and remembering to track the appropriate measure during the encounter; instead, athenaClinicals introduces the measure seamlessly into the workflow.

Operations

Our operations team assists clients at each critical step in the revenue cycle, clinical cycle, and patient cycle workflow process and provides services that include insurance benefits packaging, insurance eligibility confirmation, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submission of lab requisitions, and monitoring and classification of all inbound faxes. Additionally, we use third parties for data entry, data matching, data characterization, and outbound and inbound telephone services. We have contracted with International Business Machines Corporation and Vision Business Process Solutions Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), to provide data entry and other services from facilities located in India and the Philippines to support our operations team. These services are generally commercially available at comparable rates from other service providers.

During 2010, we:

•	posted approximately $5.9 billion in physician collections;

•	processed over 47 million medical claims;

•	handled approximately 119 million charge postings; and

•	delivered 34.4 million automated calls to patients on behalf of practices.

We depend on satisfied clients to succeed. Our client contracts require minimum commitments by us on a range of tasks, including claims submission, payment posting, claims tracking, and claims denial management. We also commit to our clients that athenaNet is accessible 99.7% of the time, excluding scheduled maintenance windows. Each quarter, our management conducts a survey of clients to identify client concerns and track progress against client satisfaction objectives. In our most recent survey for athenaCollector, 88% of the respondents reported that they would recommend our services to a trusted friend or colleague.

In addition to the services described above, we also provide client support services. There are several client support service activities that take place on a regular basis, including the following:

•	client support by our client services center, which is designed to address client questions and concerns rapidly, whether those questions and concerns are registered via a phone call or via an online support case through our customized use of customer relationship management technology;

•	account performance monitoring by the account management organization to address open issues and focus clients on the financial results of the co-sourcing relationship; these activities are intended to aid in client performance and retention, determine appropriate adjustments to service pricing at renewal dates, inform clients of the full suite of our services, and provide incremental services when appropriate; and

•	relationship management by regional leaders of the client services organization to ensure that decision-makers at client practices are satisfied and that regional performance is managed proactively with regard to client satisfaction, client margins, client retention, renewal pricing, and added services.

The increased burden on patients to pay for a larger percentage of their healthcare services, together with the need for providers to have the ability to determine this patient payment responsibility at the time of service, has led some payers to develop the capability to accept and process claims in real time. This capability is frequently referred to within the industry as “real time adjudication” (or “RTA”) because it avoids the processing time that adjudication of claims by payers has historically involved. Under an RTA system, payers notify physicians immediately upon receipt of billing information if third-party claims are accepted or rejected, the amount that will be paid by the payer, and the amount that the patient may owe under the particular health plan involved. Taking advantage of this payer capability, we have designed a platform for transacting with payer RTA systems that is payer-neutral and designed to integrate the various payer RTA processes so that our clients experience the same workflow regardless of payer. Using this platform, we have collaborated with two major payers, Humana and United Healthcare, to process RTA transactions with their systems.

Sales and Marketing

We have developed sales and marketing capabilities aimed at expanding our network of physician clients. We expect to expand our network by selling our services to new clients and cross-selling additional services into our client base. We have a direct sales force, which we augment through our channel partners and marketing initiatives.

Direct Sales

We sell our services primarily through our direct sales force. Our sales force is divided into three groups: the enterprise team, which is dedicated to professionally managed physician organizations with 150 or more physicians; the group team, which is dedicated to physician practices with five to 149 physicians; and the small group team, which is dedicated to physician practices with one to four physicians. Our sales force is supported by personnel in our marketing organization, who provide specialized support for promotional and selling efforts. Due to our ongoing service relationship with clients, we conduct a consultative sales process. This process includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services.

Channel Partners

In addition to our direct sales force, we maintain business relationships with third parties that promote or support our sales or services within specific industries or geographic regions. We refer to these third parties as “channels” and the individuals and organizations involved as our “channel partners.” In most cases, these relationships are agreements that compensate channel partners for providing us sales lead information that results in sales. These channel partners generally do not make sales but instead provide us with leads that we use to develop new business through our direct sales force. Other channel relationships permit third parties to act as an independent sales representative, purchasing agent (as in the case of group purchasing organizations), or a joint marketer of combined service offerings that we jointly develop with that third party. In some instances, the channel relationship involves endorsement or promotion of our services by these third parties. In 2010, channel-based leads were associated with approximately half of our new business. Our channel relationships include state medical societies, healthcare information technology product companies, healthcare product distribution companies, consulting firms, group purchasing organizations, regional extension centers, and payers. Examples of these types of channel relationships include:

•	Humana Inc. (“Humana”). In August 2010, we entered into an alliance with Humana to promote a program to reward quality, efficiency, and improved coordination of care for Humana’s Medicare beneficiaries. Under this program, eligible physicians can receive a subsidy from Humana for the purchase of our athenaClinicals service and earn additional revenue above their current fee schedule for meeting certain performance criteria. Humana is one of the nation’s largest publicly traded health and supplemental benefits companies.

•	WorldMed Shared Services, Inc. d/b/a PSS World Medical Shared Services, Inc. (“PSS”). In October 2010, we entered into an agreement with PSS for the marketing and sale of our revenue cycle, clinical cycle, and patient cycle services. Under the terms of the agreement, PSS has a non-exclusive right to distribute, sell, market, and promote our services in the United States (excluding Hawaii) and we will pay PSS commissions based upon the contract value of client orders placed with PSS. According to PSS, they are the largest provider of medical and surgical supplies to the physician market in the United States, with a sales force consisting of more than 750 sales consultants who distribute medical supplies and equipment to more than 100,000 offices in all 50 states.

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

Our marketing initiatives are generally targeted towards specific segments of the physician practice market. These marketing programs primarily consist of:

•	traditional print advertising;

•	sponsored pay-per-click search advertising and other Internet-focused awareness- building efforts (such as social media, online videos, webinars, and destination websites covering compliance and other issues of interest to physician practices);

•	public relations activities aimed at generating media coverage;

•	campaigns to engage hospitals in discussions about their approach to the affiliated physician market;

•	participation in industry-focused trade shows;

•	targeted mail, e-mail, and phone calls to physician practices;

•	informational meetings (such as strategic retreats with targeted potential clients); and

•	dinner seminar series.

In June 2006, we introduced our annual PayerView rankings in order to provide an industry-unique framework to systematically address what we believe is administrative complexity existing between payers and providers. PayerView is designed to look at payers’ performance based on a number of categories, which combine to provide an overall ranking aimed at quantifying the “ease of doing business with the payer.” All data used for the rankings come from actual claims performance data of our clients and depict our experience in dealing with individual payers across the nation. The rankings include payers that meet a threshold of 3,500 claims per quarter in athenaNet.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competition is the use of locally installed software to manage revenue cycle, clinical cycle, and patient cycle workflow within the physician’s office. Other nationwide competitors have begun introducing services that they refer to as “on-demand” or “software-as-a- service” models, under which software is centrally hosted and services are provided from central locations. Software and service companies that sell practice management and EHR software and medical billing and collection services include GE Healthcare; Sage Software Healthcare, Inc.; Allscripts-Misys Healthcare Solutions, Inc.; Siemens Medical Solutions USA, Inc.; eClinicalWorks, LLC; and Quality Systems, Inc. As a service company that provides revenue cycle services, we also compete against large billing companies such as McKesson Corp.; Ingenix, a division of United Healthcare, Inc.; and regional billing companies.

The principal competitive factors in our industry include:

•	ability to quickly adapt to increasing complexity of the healthcare reimbursement system;

•	size and scope of payer rules knowledge;

•	ability to introduce only relevant rules into the workflow at the point of care;

•	ease of use and rates of user adoption;

•	product functionality and scope of services;

•	scope of network connections to support electronic data interactions;

•	performance, security, scalability, and reliability of service;

•	sale and marketing capabilities of the vendor; and

•	financial stability of the vendor.

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

HITECH Act.  The HITECH Act, which became law in February 2009, and the regulations issued and to be issued under it, have provided and are expected to provide, among other things, clarification of certain aspects of both the Privacy and Security Rules, expansion of the disclosure requirements for a breach of the Security Rule, and strengthening of the civil and criminal penalties for failure to comply with HIPAA. As these additional requirements are adopted, we will be required to comply with them.

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

In most cases where we are permitted to do so, we charge our clients a percentage of the collections that they receive as a result of our services. To the extent that liability under fraud and abuse laws and regulations requires intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. CMS has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.

PPACA.  In addition to the provisions relating to healthcare access and delivery, the Patient Protection and Affordable Care Act, or PPACA, made changes to healthcare fraud and abuse laws. PPACA expands false claim laws, amends key provisions of other anti-fraud and abuse statutes, provides the government with new enforcement tools and funding for enforcement, and enhances both criminal and administrative penalties for noncompliance. PPACA may result in increased anti-fraud enforcement activities.

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

Corporate Practice of Medicine Laws, Fee-Splitting Laws, and Anti-Assignment Laws

In many states, there are laws that prohibit non-licensed practitioners from practicing medicine, prevent corporations from being licensed as practitioners, and prohibit licensed medical practitioners from practicing medicine in partnership with non-physicians, such as business corporations. In some states, these prohibitions take the form of laws or regulations forbidding the splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges.

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

Electronic Health Records Certification Requirements

The HITECH Act directs the Office of the National Coordinator for Health Information Technology, or ONCHIT, to support and promote meaningful use of certified EHR technology nationwide through the adoption of standards, implementation specifications, and certification criteria as well as the establishment of certification programs for EHR technology. In January 2011, HHS issued a final rule to establish a permanent certification program for EHR technology, including how organizations can become ONC-Authorized Testing and Certification Bodies (ONC-ATCBs). ONC-ATCBs are required to test and certify that EHR technology is compliant with the standards, implementation specifications, and certification criteria adopted by the Secretary and meet the definition of “certified EHR technology.” In July 2010, the Secretary published the final rule that adopted standards, implementation specifications, and certification criteria for EHR technology. Our athenaClinicals service was certified as a 2011/2012 compliant Complete EHR by CCHIT, an ONC-ATCB, in accordance with the applicable eligible provider certification criteria adopted by the Secretary. While we believe our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future requirements.

United States Food and Drug Administration

The U.S. Food and Drug Administration (“FDA”) has promulgated a draft policy for the regulation of computer software products as medical devices and a proposed rule for reclassification of medical device data systems under the Federal Food, Drug and Cosmetic Act, as amended, or FDCA. The FDA has stated that health information technology software is a medical device under the FDCA, and we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft policy or proposed rule is finalized or changed. If our computer software functionality is considered medical device under the FDCA, we could be subject to the FDA requirements discussed below.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright, and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology, databases, and our brand. Despite these reliances, we believe the following factors are more essential to establishing and maintaining a competitive advantage:

•	the statistical and technological skills of our service operations and research and development teams;

•	the healthcare domain expertise and payer rules knowledge of our service operations and research and development teams;

•	the real-time connectivity of our service offerings;

•	the continued expansion of our proprietary Rules Engine; and

•	a continued focus on the improved financial results of our clients.

As of December 31, 2010, we held two U.S. patents, with twelve U.S. patent applications pending and two foreign patent applications pending. Our first patent application described and documented our unique patient workflow process, including the Rules Engine, which applies proprietary rules to practice and payer inputs on a live, ongoing basis to produce cleaner healthcare claims, which can be adjudicated more quickly and efficiently. This patent application was granted in November 2009 and expires in December 2023. We will continue to file and prosecute patent applications when and where appropriate to protect our rights in proprietary technologies.

We also rely on a combination of registered and unregistered service marks to protect our brand. Our registered service marks include athenaClinicals, athenaCollector, athenaCommunicator, athenahealth, athenaNet, PayerView, and the athenahealth logo. Anodyne Analytics, Anodyne Intelligence, athenaEnterprise, athenaRules, and ReminderCall are unregistered service marks. This Annual Report on Form 10-K also includes the registered and unregistered trademarks and service marks of other persons.

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

Seasonality

There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. In addition, as further explained in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, our revenues and operating results may fluctuate from quarter to quarter depending on a host of factors including, but not limited to, the severity, length, and timing of seasonal and pandemic illnesses.

Employees

As of December 31, 2010, we had 1,242 full-time employees, with 691 in service operations, 199 in sales and marketing, 211 in research and development, and 141 in general and administrative functions. Of these full-time employees, 1,142 were located in the U.S. and 100 were located in Chennai, India. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the “Investors” portion of our website ( www.athenahealth.com ) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications (IDEA) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

RISKS RELATED TO OUR BUSINESS

Our operating results have in the past fluctuated and may continue to fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

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

We have experienced, and expect to continue to experience, intense competition from a number of companies. Some of our current competitors have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our integrated offerings. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage.

Even if our services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. In addition to new niche vendors, who offer stand-alone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions, which have information systems in place with clients in our target market. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our services, but that offer ease of integration with existing systems and that leverage existing vendor relationships. If we are unable to compete effectively against current or future competitors, it may materially adversely affect our business, financial condition, or results of operations.

The market for our services is relatively immature and volatile, and if it does not develop further or if it develops more slowly than we expect, the growth of our business will be harmed.

The market for cloud-based business services is still relatively new and narrowly based, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand business services in general, and for their revenue, clinical and patient cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses, and therefore may be reluctant or unwilling to switch to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services, because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our operating results. In addition, as a relatively new company in the healthcare business services market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition, or results of operations.

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

The sales cycle for our services can be variable, typically ranging from three to five months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. In some cases, especially those involving larger clients, the sales cycle and the implementation cycle may exceed the typical ranges by substantial margins. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles require us to defer revenue until the service has been implemented, at which time we begin recognition of implementation revenue over an expected attribution period of the longer of the estimated expected customer life, currently twelve years, or the contract term. This could harm our future operating results.

After a client contract is signed, we provide an implementation process for the client during which appropriate connections and registrations are established and checked, data is loaded into our athenaNet system, data tables are set up, and practice personnel are given initial training. The length and details of this implementation process vary widely from client to client. Typically, implementation of larger clients takes longer than implementation for smaller clients. Implementation for a given client may be cancelled. Our contracts typically provide that they can be terminated for any reason or for no reason in 90 days. Despite the fact that we typically require a deposit in advance of implementation, some clients have cancelled before our services have been started. In addition, implementation may be delayed or the target dates for completion may be extended into the future for a variety of reasons, including the needs and requirements of the client, delays with payer processing, and the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our provision of the revenue cycle, clinical cycle, or patient cycle services upon which we realize most of our revenues will be delayed, and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.

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

Under most of our client contracts, we base our charges on a percentage of the revenue that the client realizes while using our services. Many factors may lead to decreases in client revenue, including:

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

The current economic situation may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our physician clients. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our clients could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. Further, despite the cost benefits that we believe our services provide, prospective clients may wish to delay contract decisions due to implementation costs or be reluctant to make any material changes in their established business methods in the current economic climate. With a reduction in tax revenue, state and federal government health care programs, including reimbursement programs such as Medicaid, may be reduced or eliminated, which could negatively impact the payments that our clients receive. In addition, both public and private payers may introduce payment reform initiatives, such as capitation or risk-sharing models, as a cost-control measure that would limit the amounts paid to our clients. Also, although we currently estimate our expected customer life to be twelve years, this is only an estimate and there can be no assurance that our clients will elect to renew their contracts for this period of time. Our clients typically purchase one-year contracts that, in most cases, may be terminated on 90 days notice without cause. If our clients’ revenue decreases for any of the above or other reasons, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.

We may not see the benefits of, or have our services approved under, government programs initiated to counter the effects of the current economic situation or foster the adoption of certain health information technologies, which could reduce client demand or affect our access to the market.

Although government programs have been initiated to counter the effects of the current economic situation and foster the adoption of certain health information technologies, we cannot assure that we will receive any funds from, or have our services approved under, those programs. For example, the HITECH Act has authorized approximately $19 billion in expenditures to further adoption of EHRs, and entities such as the Massachusetts Healthcare Consortium have offered to subsidize such adoption, as permitted by recent changes in federal regulations.

If our services are not approved or included as a preferred solution under certain programs, our access to the market could be reduced. For example, the Health Information Technology Extension Program under the HITECH Act provides for 70 or more regional centers that will assist local healthcare providers in selecting and using EHR products and services. While athenaClinicals has been approved, or included in a list of preferred products and services, under a number of programs, failure to obtain such approval or inclusion in one or more additional programs could reduce demand for our services and our access to the market, which could have a material adverse effect on our business, including a material decrease in revenues and possibly market share.

If participants in our channel marketing and sales lead programs do not maintain appropriate relationships with current and potential clients, our sales accomplished with their help or data may be unwound and our payments to them may be deemed improper.

We maintain a series of relationships with third parties that we term “channel relationships.” These relationships take different forms under different contractual language. Some relationships help us identify sales leads. Other relationships permit third parties to act as value-added resellers or as independent sales representatives for our services. In some cases, for example in the case of some membership organizations, these relationships involve endorsement of our services as well as other marketing activities. In each of these cases, we require contractually that the third party disclose information to and/or limit their relationships with potential purchasers of our services for regulatory compliance reasons. If these third parties do not comply with these regulatory requirements or if our requirements are deemed insufficient, sales accomplished with the data or help that they have provided as well as the channel relationship themselves may not be enforceable, may be unwound, and may be deemed to violate relevant laws or regulations. Third parties that, despite our requirements, exercise undue influence over decisions by current and prospective clients, occupy positions with obligations of fidelity or fiduciary obligations to current and prospective clients, or who offer bribes or kickbacks to current and prospective clients or their employees may be committing wrongful or illegal acts that could render any resulting contract between us and the client unenforceable or in violation of relevant laws or regulations. Any misconduct by these third parties with respect to current or prospective clients, any failure to follow contractual requirements, or any insufficiency of those contractual requirements may result in allegations that we have encouraged or participated in wrongful or illegal behavior and that payments to such third parties under our channel contracts are improper. This misconduct could subject us to civil or criminal claims and liabilities, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and adversely affect our revenue and operating margin. Even an unsuccessful challenge of our activities could result in adverse publicity, require costly response from us, impair our ability to attract and maintain clients, and lead analysts or investors to reduce their expectations of our performance, resulting in reduction in the market price of our stock.

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

Our review of our revenue recognition practices and our restatement of our historical financial statements through September 30, 2009, resulted in the deferral of previously recognized revenue and required and may in the future require us to expend significant management time and incur significant accounting, legal, and other expenses, all of which may have an adverse effect on our financial results.

For example, actions may be brought against us or our current or former officers relating to a failure to apply generally accepted accounting principles in the reporting of quarterly and annual financial statements and securities prospectuses from the time of our initial public offering to our filing with the SEC on March 15, 2010. On March 19, 2010, one such action was filed against us and certain of our current and former officers in the United States District Court for the District of Massachusetts alleging violation of the federal securities laws by dissemination of false and misleading statements. For additional information regarding this litigation, see Part I, Item 3, “Legal Proceedings.” Such actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and the trading price for our securities. Litigation would be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of any litigation would result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In addition, while we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation. While we have two issued U.S. patent and have twelve more U.S. patent applications and two foreign patent applications pending as of December 31, 2010, we may be unable to obtain further meaningful patent protection for our technology. In addition, any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we now or may in the future conduct operations or contract for services may afford little or no effective protection of our intellectual property. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of such terms on our business is somewhat unknown. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. For example, a complaint was recently filed by Prompt Medical Systems, L.P. naming us and several other defendants alleging infringement of its patent with a listed issue date in 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” For additional information regarding this litigation, see Part I, Item 3, “Legal Proceedings.” Our technologies may not be able to withstand such third-party claims of rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

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

We have loan and capital lease agreements with $9.2 million outstanding at December 31, 2010. Borrowings are secured by substantially all of our assets, including our intellectual property. Our loan agreements restrict our ability to:

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including patients of our physician clients, government agencies, or stockholders. For example, on March 19, 2010, a putative shareholder class action complaint was filed against us and certain of our current and former officers in the United States District Court for the District of Massachusetts alleging violation of the federal securities laws by dissemination of false and misleading statements. For additional information regarding this litigation, see Part I, Item 3, “Legal Proceedings.”

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

We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. For example, the provisions of the HITECH Act and the regulations issued under it have provided and are expected to provide clarification of certain aspects of both the Privacy and Security Rules, expansion of the disclosure requirements for a breach of the Security Rule, and strengthening of the civil and criminal penalties for failure to comply with HIPAA. In addition, ONCHIT is coordinating the ongoing development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the changes in such standards will have on our compliance costs or our services.

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

We are subject to a variety of other regulatory schemes, including:

•	Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that govern patient referrals, physician financial relationships, and inducements to healthcare providers and patients. For example, the federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a state or federal regulatory agency that any of our activities or those of our clients, vendors, or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our service fees, disqualify us from providing services to clients doing business with government programs, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	Anti-Referral Laws. There are federal and state laws that forbid payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals and/or entities that have various financial, ownership, or other business relationships with health care providers. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal laws — called the Stark Law — is very complex in its application. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	Corporate Practice of Medicine Laws and Fee-Splitting Laws. Many states have laws forbidding physicians from practicing medicine in partnership with non-physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations forbidding splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges. We have varied our charge structure in some states to comply with these laws, which may make our services less desirable to potential clients. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	Anti-Assignment Laws. There are federal and state laws that prohibit or limit assignment of claims for reimbursement from government-funded programs. In some cases, these laws have been interpreted in regulations or policy statements to limit the manner in which business service companies may handle checks or other payments for such claims and to limit or prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	Prescribing Laws. The use of our software by physicians to perform a variety of functions relating to prescriptions, including electronic prescribing, electronic routing of prescriptions to pharmacies, and dispensing of medication, is governed by state and federal law, including fraud and abuse laws, drug control regulations, and state department of health regulations. States have differing prescription format requirements, and, due in part to recent industry initiatives, federal law and the laws of all 50 states now provide a regulatory framework for the electronic transmission of prescription orders. Regulatory authorities such as the U.S. Department of Health and Human Services’ Centers for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EHR technologies. Any determination that we or our clients have violated prescribing laws may expose us to liability, loss of reputation, and loss of business. These laws and requirements may also increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•	Electronic Medical Records Laws. A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect how such technology is provided. As a company that provides EHR functionality, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service was certified as a 2011/2012 compliant Complete EHR by CCHIT, an ONC-ATCB, in accordance with the applicable certification criteria adopted by the Secretary of the U.S. Department of Health and Human Services (HHS). The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the HITECH Act. However, such certification does not represent an endorsement of our athenaClinicals service by HHS or guarantee the receipt of incentive payments. While we believe that our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future requirements.

•	Claims Transmission Laws. Our services include the manual and electronic transmission of our client’s claims for reimbursement from payers. Federal and various state laws provide for civil and criminal penalties for any person who submits, or causes to be submitted, a claim to any payer (including, without limitation, Medicare, Medicaid, and any private health plans and managed care plans) that is false or that overbills or bills for items that have not been provided to the patient. Although we do not determine what is billed to a payer, to the extent that such laws apply to a service that merely transmits claims on behalf of others, we could be subject to the same civil and criminal penalties as our clients.

•	Prompt Pay Laws. Laws in many states govern prompt payment obligations for healthcare services. These laws generally define claims payment processes and set specific time frames for submission, payment, and appeal steps. They frequently also define and require clean claims. Failure to meet these requirements and timeframes may result in rejection or delay of claims. Failure of our services to comply may adversely affect our business results and give rise to liability claims by clients.

•	Medical Device Laws. The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a provider of application functionality, could be required, depending on the functionality, to:

•	register and list our products with the FDA;

•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our functionality; or

•	obtain FDA approval by demonstrating safety and effectiveness before marketing our functionality.

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

Recently, entities such as the Massachusetts Healthcare Consortium have offered to subsidize adoption by physicians of EHR technology. In addition, federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations, and the current administration has passed the HITECH Act, which will provide federal support for EHR initiatives. To the extent that we do not qualify or participate in such subsidy programs, demand for our services may be reduced, which may decrease our revenues.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The price of our common stock may continue to be volatile.

The trading price of our common stock has been and is likely to remain highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control or unrelated to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•	the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the sale of health insurance;

•	any major change in our board of directors or management;

•	publication of research reports or news stories about us, our competitors, or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of December 31, 2010, we had approximately 34.5 million shares of common stock outstanding. Moreover, the holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan. As of December 31, 2010, we had outstanding options to purchase approximately 3.3 million shares of common stock (approximately 1.6 million of which were exercisable at December 31, 2010) that, if exercised, will result in those shares becoming available for sale in the public market. As of December 31, 2010, we had outstanding restricted stock units totaling approximately 0.3 million that, if vested, will result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Actual or potential sales of our stock by our employees, including members of our senior management team, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934 and our policies regarding stock transactions, a number of our directors and employees, including members of our senior management team, have adopted and will continue to adopt pre-arranged stock trading plans to sell a portion of our common stock. Generally, stock sales under such plans by members of our senior management team and directors require public filings. Actual or potential sales of our stock by such persons could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, a substantial amount of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

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

As of December 31, 2010, we own a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land in Belfast, Maine. We lease the remainder of our facilities. Our primary location is 311 Arsenal Street in Watertown, Massachusetts, where we lease 133,616 square feet, which is under lease until July 1, 2015. We also lease 2,562 square feet in Rome, Georgia, on a month-to-month basis; 11,936 square feet in Alpharetta, Georgia, through October 31, 2012; and 22,295 square feet in Chennai, India, through our Indian subsidiary, athenahealth Technology Private Limited, until April 27, 2012, with the option to extend the lease for up to two additional three-year periods. Our servers are housed at our headquarters and our Belfast, Maine, offices and also in data centers in Bedford, Massachusetts, and Somerville, Massachusetts. Our owned property in Belfast, Maine, is subject to a mortgage that secures any and all amounts we may from time to time owe under our credit facility or any other transaction with Bank of America, N.A.

Item 3.	Legal Proceedings.

On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al., Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed on U.S. Patent No. 5,483,443 with a listed issue date of January 9, 1996, entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. The Company and other several defendants filed motions to dismiss the complaint. On February 11, 2011, the Court issued an Order granting-in-part and denying-in-part the motions to dismiss. The Court ordered the plaintiff to replead certain claims within fourteen days of the Order.

On November 24, 2010, several defendants filed (i) a motion for summary judgment of invalidity against the patent-in-suit on the basis that it claims only non-patentable subject matter; and (ii) a motion to stay all proceedings pending the resolution of the motion for summary judgment. The Company filed a motion to join in the motion to stay the proceedings. The motions are fully briefed and awaiting a decision by the Court.

The case is currently in the discovery phase. A claim construction hearing is scheduled for November 11, 2011. Trial is scheduled for June 11, 2012.

The Company is being indemnified in this lawsuit from and against any liability and reasonable costs, including attorneys fees, incurred by the Company in its defense, pursuant to a license agreement with its vendor.

The Company believes that it has meritorious defenses to the lawsuit and continues to contest it vigorously.

On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al, Civil Action No. 1:10-cv-10477. On June 3, 2010, the court appointed Waterford Township General Employees Retirement System as the lead plaintiff. On August 2, 2010, the lead plaintiff filed an amended complaint. The amended complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concern, among other things, the amortization period for deferred implementation revenues. The amended complaint seeks unspecified damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on October 1, 2010, and a reply brief in further support of the motion to dismiss the amended complaint on December 30, 2010. We believe that we have meritorious defenses to the amended complaint, and we will contest the claims vigorously.

In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the trading symbol “ATHN.” The following table sets forth, for each of the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

Fiscal Year Ended December 31, 2010	High	Low

First Quarter	$47.82	$35.02
Second Quarter	$38.77	$22.30
Third Quarter	$33.39	$21.51
Fourth Quarter	$46.25	$29.98
Fiscal Year Ended December 31, 2009
First Quarter	$39.29	$23.15
Second Quarter	$37.50	$23.36
Third Quarter	$41.13	$31.52
Fourth Quarter	$47.75	$35.26

Holders

The last reported sale price of our common stock on the NASDAQ Global Select Market on February 16, 2011, was $47.55 per share. As of February 16, 2011, we had 146 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer and Data Processing Index for the period starting with our initial public offering on September 20, 2007, through the end of our fiscal year ended December 31, 2010. The graph assumes an investment of $100.00 made at the closing of trading on September 20, 2007, in each of (i) our common stock, (ii) the stocks comprising the NASDAQ Composite-Total Returns Index, and (iii) stocks comprising the NASDAQ Computer and Data Processing Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

	September 20,	December 31,	December 31,	December 31,	December 31,
	2007	2007	2008	2009	2010
athenahealth, Inc.	$100	$200	$251	$302	$274
NASDAQ Composite-Total Returns	100	100	60	87	$103
NASDAQ Computer and Data Processing Index	100	112	65	106	$120

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

At December 31, 2010, we had approximately $35.9 million invested in cash and cash equivalents and $80.2 million in short-term investments.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2010, there were no purchases made by us, on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Revenue:
Business services	$237,145	$183,230	$131,879	$94,182	$70,652
Implementation and other	8,393	5,297	4,403	3,436	2,665

Total revenue	245,538	188,527	136,282	97,618	73,317

Expenses(1):
Direct operating costs	96,582	79,017	59,947	46,978	37,172
Selling and marketing	52,675	34,072	22,827	17,212	15,645
Research and development	18,448	14,348	10,600	7,476	6,903
General and administrative	43,119	36,111	29,330	19,922	16,347
Depreciation and amortization	11,117	7,767	5,993	5,541	6,238

Total expenses	221,941	171,315	128,697	97,129	82,305

Operating income (loss)	23,597	17,212	7,585	489	(8,988)
Other income (expense):
Interest income	309	1,016	1,942	1,415	372
Interest expense	(753)	(968)	(428)	(3,682)	(2,671)
(Loss) gain on interest rate derivative contract	(199)	590	(881)	—	—
Other income (expense)	146	255	182	(5,689)	(702)

Total other (expense) income	(497)	893	815	(7,956)	(3,001)

Income (loss) before income tax (provision) benefit and cumulative effect of change in accounting principle	23,100	18,105	8,400	(7,467)	(11,989)
Income tax (provision) benefit(2)	(10,396)	(8,829)	23,202	(34)	—

Income (loss) before cumulative effect of change in accounting principle	12,704	9,276	31,602	(7,501)	(11,989)
Cumulative effect of change in accounting principle(3)	—	—	—	—	(373)

Net income (loss)	$12,704	$9,276	$31,602	$(7,501)	$(12,362)

Net income (loss) per share — basic
Before cumulative effect of change in accounting principle	$0.37	$0.28	$0.97	$(0.60)	$(2.55)
Cumulative effect of change in accounting principle(3)	—	—	—	—	(0.08)

Net income (loss) per share — basic	$0.37	$0.28	$0.97	$(0.60)	$(2.63)

Net income (loss) per share — diluted
Before cumulative effect of change in accounting principle	$0.36	$0.27	$0.91	$(0.60)	$(2.55)
Cumulative effect of change in accounting principle	—	—	—	—	(0.08)

Net income (loss) per share — diluted	$0.36	$0.27	$0.91	$(0.60)	$(2.63)

Weighted average shares used in net income (loss) per share — basic	34,181	33,584	32,746	12,568	4,708
Weighted average shares used in net income (loss) per share — diluted	35,204	34,917	34,777	12,568	4,708

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$116,175	$82,849	$86,994	$71,891	$9,736
Current assets	163,650	126,379	123,816	88,689	21,355
Total assets	261,170	211,077	169,571	103,636	39,973
Current liabilities	40,592	37,489	25,310	14,850	21,436
Total non-current liabilities	49,825	46,270	39,226	26,938	42,387
Total liabilities	90,417	83,759	64,536	41,788	63,823
Convertible preferred stock	—	—	—	—	50,094
Total indebtedness including current portion	9,216	12,388	10,416	1,398	27,293
Total stockholders’ equity (deficit)	170,753	127,318	105,035	61,848	(73,944)

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

(1) Amounts include stock-based compensation expense as follows:
Direct operating costs	$2,298	$1,589	$872	$181	$63
Selling and marketing	3,509	2,126	1,383	97	44
Research and development	2,014	1,015	1,086	260	53
General and administrative	6,656	3,584	2,217	773	196

Total	$14,477	$8,314	$5,558	$1,311	$356

(2)	In the year ended December 31, 2008, we determined that a valuation allowance was no longer needed on its deferred tax assets. Accordingly, the 2008 results include the reversal of a $23.9 million valuation allowance.

(3)	Change in accounting principle — Effective January 1, 2006, freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with authoritative guidance on freestanding warrants and other similar instruments on shares that are redeemable. Under this guiadance, freestanding warrants exercisable for shares of the Company’s redeemable convertible preferred stock are classified as a warrant liability on the Company’s balance sheet. The warrants issued for the purchase of the Company’s Series D and Series E Preferred Stock are subject to the provisions of this guidance. The Company accounted for the adoption of this guidance as a cumulative effect of change in accounting principle of $373 recorded on January 1, 2006, the date of the Company’s adoption of this guidance. The cumulative effect adjustment was calculated as the difference in the fair value of the warrants from the historical carrying value as of January 1, 2006. The original carrying value of the warrants, $1,229, was reclassified to liabilities from additional paid-in capital at the date of adoption.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

athenahealth provides business services that help medical practices achieve and sustain financial health by collecting more money and exercising more control over their administrative tasks. These services are designed to reduce the administrative burden of complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication, and many of the related tasks that distract medical providers and staff from the practice of medicine. Our services are delivered and consumed through a single instance of our cloud-based platform, athenaNet. We differentiate our services by regularly deploying updates and improvements through athenaNet to clients without any action on the part of the client. athenaNet enables us to quickly implement our solution at a low up-front cost and to seamlessly work in tandem with our clients in real time.

The services provided through our single-instance cloud are currently packaged as three integrated components: athenaCollector for revenue cycle management, athenaClinicals for clinical cycle management, and athenaCommunicator for patient cycle management. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine. Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Our business intelligence application, Anodyne Analytics, also supports our clients in their pursuit of financial health by equipping users with data visualization tools and insight into their practice’s performance.

Each service we provide is supported by a model comprised of three distinct components: Software, Knowledge, and Work. The cloud-based software is provided at no extra charge to users but is the primary conduit through which we exchange information between clients, payers, and our staff of experts. Knowledge is infused into each of our services via our Rules Engine as we work with clients, payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance. The third component to each of our services is the Work that we perform on behalf of our clients. Wherever possible, we replace manual processes with automation, but where automation is not possible, we provide that manual labor rather than returning it to clients to be completed. This unique service model of Software, Knowledge, and Work has allowed us to align our success with our clients’ performance, creating a continual cycle of improvement and efficiency. We charge clients a percentage of collections in most cases, so our financial results are a direct reflection of our ability to drive revenue to medical practices.

In 2010, we generated revenue of $245.5 million from the sale of our services compared to $188.5 million in 2009 and $136.3 million in 2008. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower direct operating expense as a percentage of revenue have led to greater operating income.

Our revenues are predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of our clients’ collections, so the key drivers of our revenue include growth in the number of physicians working within our client accounts and the collections of these physicians. To provide these services, we incur expense in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. As our revenues have grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience an increase in operating margin. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.

Sources of Revenue

We derive our revenue from two sources: from business services which are primarily associated with our revenue, clinical and patient cycle management services and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% of our total revenues for each of the years ended December 31, 2010, 2009, and 2008, respectively. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the services used and the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients of certain clients. Accordingly, business services fees are largely driven by: the number of physician practices we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians and other medical providers, the services used by the practice and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. None of our clients accounted for more than 10% of our total revenues for the years ended December 31, 2010, 2009, or 2008.

Operating Expense

Direct Operating Expense.  Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct costs, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenues as we further increase the percentage of transactions that are resolved on the first attempt and as we decrease the cost of implementation for new clients. In addition, over the longer term, we expect to increase our overall level of automation and to reduce our direct operating expense as a percentage of revenues as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Included in direct operating expense are the service costs associated with our athenaClinicals offering, which includes transaction handling related to lab requisitions, lab results entry, fax classification, and other services. We have also included in direct operating expense the service costs associated with our athenaCommunicator offering, which includes costs based on telephone call volume, live operator answering services, software licenses, and other services. We also expect these costs to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will be driven by increased levels of automation and by economies of scale. Direct operating expense does not include allocated amounts for rent, depreciation, and amortization, except for amortization related to purchased intangible assets.

Selling and Marketing Expense.  Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We plan to continue to invest in sales and marketing by hiring additional direct sales personnel to add new clients and increase sales to our existing clients. We also plan to expand our marketing activities in certain areas, such as attending trade shows, expanding user groups, and creating new printed materials as well as expand our external channel partner through the addition of new key strategic partners. As a result, we expect that, in the future, sales and marketing expense will increase in absolute terms and will likely remain at current levels as a percentage of total revenue in the near term.

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

Depreciation and Amortization Expense.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development costs, which we amortize over a two-year period from the time of release of related software code. Cost for our revenue cycle application are considered maintenance and we expense those costs as incurred, and, as a result, in 2010 approximately 83% of our software development expenditures were expensed rather than capitalized. In the years ended December 31, 2009 and 2008, approximately 85% and 87%, respectively, were expensed rather than capitalized. As we grow, we will continue to make capital investments in the infrastructure of the business, and we will continue to develop software that we capitalize. Therefore, we expect related depreciation and amortization expense to increase in absolute terms and increase as a percentage of total revenue in the near term.

Other Income (Expense).  Interest expense consists primarily of interest costs related to our equipment-related term leases, our term loan and revolving loans under our credit facility, and our former subordinated term loan, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents, and investments. The gain or loss on interest rate derivative contract represents the change in the fair market value of a derivative instrument that is not designated a hedge under the authoritative accounting guidance. Although this derivative has not been designated for hedge accounting, we believe that such instrument is correlated with the underlying cash flow exposure related to variability in interest rate movements on our term loan.

Acquisitions

2009 Acquisition

In October 2009, we acquired Anodyne Health Partners, Inc., a Software-as-a-Service (“SaaS”) business intelligence company based in Alpharetta, Georgia. We believe that the acquisition of Anodyne provides us with expanded service offerings that will better enable us to compete in the large medical group and enterprise markets. The Anodyne SaaS business intelligence tool enhances customers’ ability to view all facets of its revenue cycle information and to access and extract critical operational and administrative information from various data systems. Consideration for this transaction was $22.3 million plus potential additional consideration of $7.7 million which will be paid over a three-year period if Anodyne achieves certain business and financial milestones. As of December 31, 2010, we have paid $0.2 million of the additional consideration.

2008 Acquisition

In September 2008, we acquired specified assets and assumed specified liabilities of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net). MedicalMessaging provided live and automated calling services for healthcare professionals. The purpose of the acquisition is to augment our core business service offering with MedicalMessaging’s automated and live communication services. We believe the purchase of

MedicalMessaging gave us access to a developed technology that could speed the time to market versus internal development of our own similar product. In addition, we plan to leverage its existing customer base to increase revenues of the MedicalMessaging services. Consideration for this transaction was $7.7 million including potential additional consideration of $1.0 million which will be paid over a three-year period if MedicalMessaging achieves certain financial milestones. As of December 31, 2010, we have paid $0.7 million of the additional consideration.

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

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) allowance for doubtful accounts; (3) asset impairments; (4) depreciable lives of assets; (5) economic lives and fair value of leased assets; (6) income tax reserves; (7) fair value of stock options; (8) allocation of direct and indirect cost of sales; (9) fair value of contingent consideration; and (10) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Revenue recognition
We derive our revenue from business services associated with our revenue cycle, clinical cycle, patient cycle, and analytics offerings and from implementation and other services.
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

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable, and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. There are no off-balance sheet credit exposure related to customer receivable balances.

We are required to recognize our non-refundable up-front fees over the contract term or estimated expected customer life, whichever is longer.
The determination of the amount of revenue we can recognize each accounting period requires management to make estimates and judgments on the estimated expected customer life. We considered all factors in the authoritative accounting literature and specifically focused on the following three factors in determining the estimated customer life:

•   Renewal rate considerations

•   Economic life of the product or service

•   Industry data
Our estimate of expected performance period may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if in the future, we need to increase our estimated expected performance period to a period longer than 12 years, the amount we would recognize in each accounting period would decrease. On the other hand, if in the future, we need to decrease our estimated expected performance period to a period shorter than 12 years, the amount we would recognize in each accounting period would increase. The amount of deferred revenue related to non-refundable up-front fees is $40.6 million as of December 31, 2010. In the quarter when a customer terminates, any unrecognized service fees associated with implementation services before and after services have been started are recognized as revenue in that quarter.

Income taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.	A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.

	Contingent tax liabilities are based on our assessment of the likelihood that we have incurred a liability. Such liabilities are reviewed based on recent changes in tax laws and regulations, including judicial rulings.	Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

In addition, we are required to establish reserves for tax contingencies.

Share-based Compensation

We grant various nonqualified stock-based compensation awards, including stock options and restricted stock units. The share-based compensation expense and related income tax benefit recognized in the consolidated statement of operations in fiscal year 2010 was $14.5 million and $9.2 million, respectively. As of December 31, 2010, there was $34.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized through 2014.	We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires us to make estimates regarding expected option life, stock price volatility and other assumptions. we have not had sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, we analyzed the volatilities and expected terms of a group of peer companies to support the assumptions used in its calculations for the years ended December 31, 2010, 2009, and 2008. We averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, we are required to utilize an estimated forfeiture rate when calculating the expense for the period. We estimate the fair value of the restricted stock units using the market price of our common stock on the date of the grant. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period.	We believe that there is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under the authoritative guidance. If factors change and we employ different assumptions in the application of the authoritative guidance in future periods than those currently, the compensation expense that we record in the future may differ significantly from what we have historically reported for future grants. If the volatility percentage used in calculating our stock compensation expense had fluctuated by 10%, the total stock compensation expense to be recognized over the stock options’ four-year vesting period would have increased or decreased by approximately $3 million. If the forfeiture rate used in calculating our stock compensation expense had fluctuated by 10%, the total stock compensation expense to be recognized over the stock options’ four-year vesting period would have decreased or increased by approximately $1 million.
Software Development Costs

Software development costs for internal use are expensed or capitalized based on the stage of development for the software and are amortized over the estimated economic life of the software releases.	Under this guidance, costs related to the preliminary project stage of subsequent versions of athenaNet and/or other technology are expensed as incurred. Costs incurred in the application development stage are capitalized. Such costs are amortized over the software’s estimated economic life of two years. In 2010, approximately 83% of our software development expenditures were expensed rather than capitalized, based upon the stage of development of the software. In the year ended December 31, 2009, approximately 85% of our software development expenditures were expensed rather than capitalized. In the year ended December 31, 2008, approximately 87% of our software development expenditures were expensed rather than capitalized.	Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in software development costs that could be material.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Contingent consideration
Contingent consideration in a business combination after January 1, 2009, is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings.	Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Each period we revalue the contingent consideration obligations associated with certain acquisitions to their then fair value and record increases in the fair value as contingent consideration expense and record decreases in the fair value as a reduction of contingent consideration expense.	Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. We recorded potential contingent consideration of $7.7 million in the initial purchase price allocation at its estimated fair value of $5.1 million related to the Anodyne Health Partners, Inc acquisition in October 2009. The change in the assumptions, and other factors, resulted in a decrease of $0.3 million in the fair value of the total contingent consideration during the year ended December 31, 2010. The Company paid $0.2 million during the year ended December 31, 2010, under the terms of the second potential contingent consideration. The balance as of December 31, 2010, was $4.7 million.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Year Ended December 31,
	2010	2009	2008

Revenue:
Business services	96.6%	97.2%	96.8%
Implementation and other	3.4	2.8	3.2

Total revenue	100	100	100

Expenses:
Direct operating costs	39.3	41.9	44.0
Selling and marketing	21.5	18.1	16.7
Research and development	7.5	7.6	7.8
General and administrative	17.6	19.2	21.5
Depreciation and amortization	4.5	4.1	4.4

Total expenses	90.4	90.9	94.4

Operating income	9.6	9.1	5.6
Other income (expenses):
Interest income	0.1	0.5	1.4
Interest expense	(0.3)	(0.5)	(0.3)
(Loss) gain on interest rate derivative contract	(0.1)	0.3	(0.6)
Other income	0.1	0.2	0.1

Total (expense) other income	(0.2)	0.5	0.6

Income before income taxes	9.4	9.6	6.2
Income tax (provision) benefit	(4.2)	(4.7)	17.0

Net income	5.2%	4.9%	23.2%

Comparison of the Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	Percent

Business services	$237,145	$183,230	$53,915	29%
Implementation and other	8,393	5,297	3,096	58

Total revenue	$245,538	$188,527	$57,011	30%

Revenue.  Total revenue for the year ended December 31, 2010, was $245.5 million, an increase of $57.0 million, or 30%, over revenue of $188.5 million for the year ended December 31, 2009. This increase was due almost entirely to an increase in business services revenue.

Business Services Revenue.  Revenue from business services for the year ended December 31, 2010, was $237.1 million, an increase of $53.9 million, or 29%, over revenue of $183.2 million for the year ended December 31, 2009. This increase was primarily due to the growth in the number of physicians and other medical providers using our services. The summary of changes in the physicians and active medical providers using our revenue cycle management service, athenaCollector, clinical cycle management service, athenaClinicals, and patient cycle management service, athenaCommunicator are as follows:

	Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	Percent

Physicians — revenue cycle management service	19,197	15,719	3,478	22%
Active medical providers — revenue cycle management service	27,114	23,366	3,748	16
Physicians — clinicals cycle management service	2,383	920	1,463	159
Active medical providers — revenue cycle management service	3,348	1,471	1,877	128%
Physicians — patient cycle management service	736	*	*	*

*	Introduced in March 2010 therefore no comparative prior year data

Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. Total collections generated by these physicians and other medical providers that were posted for the year ended December 31, 2010, was $5.9 billion, an increase of $1.0 billion over posted collections of $4.9 billion for the year ended December 31, 2009.

Implementation and Other Revenue.  Revenue from implementations and other sources was $8.4 million for the year ended December 31, 2010, an increase of $3.1 million, or 58%, over revenue of $5.3 million for the year ended December 31, 2009. This increase was driven by new client implementations and increased professional services for our larger client base. As of December 31, 2010, the number of accounts live on our revenue cycle management service, athenaCollector, was 2,002, an increase of 410 accounts, from 1,592 accounts at December 31, 2009. As of December 31, 2010, the numbers of accounts live on our clinical cycle management service, athenaClinicals, was 552, an increase of 302 accounts, from 250 accounts at December 31, 2009. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	Percent

Direct operating costs	$96,582	$79,017	$17,565	22%

Direct Operating Costs.  Direct operating costs for the year ended December 31, 2010, was $96.6 million, an increase of $17.6 million, or 22%, over direct operating costs of $79.0 million for the year ended December 31, 2009. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The amount of collections processed for the year ended December 31, 2010, was $5.9 billion, which was $1.0 billion higher than the $4.9 billion of collection processed for the year ended December 31, 2009. The increase in collections increased at a higher rate than the increase in the related direct operating expense as we benefited from economies of scale. Direct operating employee-related costs, excluding stock-based compensation, increased $4.8 million from the year ended December 31, 2009, to the year ended December 31, 2010. This increase is primarily due to the 19% increase in headcount since December 31, 2009. We increased the professional services headcount as part of our redesign of our client services organization and to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the year ended December 31, 2010, direct operating expense includes $1.8 million of amortization of purchased intangibles expense related to the purchase of certain assets through acquisitions completed in 2009 and 2008, compared to $0.6 million in the year ended December 31, 2009. Stock-based compensation expense also increased $0.7 million from the year ended December 31, 2009, to the year ended December 31, 2010.

	Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	Percent

Selling and marketing	$52,675	$34,072	$18,603	55%
Research and development	18,448	14,348	4,100	29
General and administrative	43,119	36,111	7,008	19
Depreciation and amortization	11,117	7,767	3,350	43

Total	$125,359	$92,298	$33,061	36%

Selling and Marketing Expense.  Selling and marketing expense for the year ended December 31, 2010, was $52.7 million, an increase of $18.6 million, or 55%, over costs of $34.1 million for the year ended December 31, 2009. This increase was primarily due to an increase in stock-based compensation expense of $1.4 million and an increase in employee-related costs, internal sales commissions and external partner channel commission of $11.2 million due to an increase in headcount and external channel partners. Our sales and marketing headcount increased by 62% since December 31, 2009, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $6.0 million increase in travel related expenses, consulting and other software licenses, online marketing, offline marketing and other marketing events.

Research and Development Expense.  Research and development expense for the year ended December 31, 2010, was $18.4 million, an increase of $4.1 million, or 29%, over research and development expense of $14.3 million for the year ended December 31, 2009. This increase was primarily due to a $3.1 million increase in employee-related costs due to an increase in headcount and an increase in stock-based compensation expense of $1.0 million. Our research and development headcount increased 19% since December 31, 2009, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2010, was $43.1 million, an increase of $7.0 million, or 19%, over general and administrative expenses of $36.1 million for the year ended December 31, 2009. This increase was partially due to an increase in stock-based compensation expense of $3.1 million, a $1.1 million increase in facilities related expenses, and a $0.7 million increase in bad debt expense. Our general and administrative headcount increased by 6% since December 31, 2009, as we added personnel to support our growth. Legal, audit, insurance and consulting expenses increased $2.4 million primarily due to our restatement and other additional costs of being a public company. Additionally, under new authoritative guidance on business combinations adopted January 1, 2009, any changes in the fair value of contingent consideration after the acquisition date affect earnings. The potential contingent consideration of $7.7 million was recorded in the initial purchase price allocation at its estimated fair value of $5.1 million. A portion of the contingent consideration relating to the Anodyne acquisition is expected to be paid in 2011 and 2012 totaling $1.0 million is presented in other long-term liabilities. The contingent consideration will be adjusted to fair value to the amount payable when, and if, earned. The difference between the estimated and earn-out amount will be charged or credited to expense. For the year ended December 31, 2010, approximately $0.3 million was credited to expense relating to this contingent consideration and $0.2 million was paid during the year.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2010, was $11.1 million, an increase of $3.4 million, or 43%, from depreciation and amortization of $7.8 million for the year ended December 31, 2009. This increase was primarily due to higher depreciation from fixed asset expenditures in 2010 and 2009.

	Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	Percent

Interest income	$309	$1,016	$(707)	(70)%
Interest expense	(753)	(968)	215	(22)
(Loss) gain on interest rate derivative contract	(199)	590	(789)	*
Other income	146	255	(109)	(43)

Total other (expense) income	$(497)	$893	$(1,390)	*

*	not meaningful

Other Income (Expense).  Interest income for the year ended December 31, 2010, was $0.3 million, a decrease of $0.7 million from interest income of $1.0 million for the year ended December 31, 2009. The decrease was directly related to the lower interest rates during the year. Interest expense for the year ended December 31, 2010, was $0.8 million, a decrease of approximately $0.2 million compared to interest expense of $1.0 million for the year ended December 31, 2009. The decrease is related to a decrease in the balance outstanding on our capital leases during 2010. The loss on interest rate derivative for the year ended December 31, 2010, was $0.2 million, compared to a gain on interest rate derivative for the year ended December 31, 2009, of $0.6 million. The loss was the result of the change in the fair market value of a derivative instrument that was not designated as a hedge instrument under the authoritative guidance. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.

Income Tax Provision.  We recorded a provision of $10.4 million for income taxes for the year ended December 31, 2010, based upon an effective tax rate of 45% compared to a provision of $8.8 million for the income taxes for the year ended December 31, 2009, based upon an effective tax rate of 49%. The decrease in our effective tax rate was due to a decrease in our state tax rate and a decrease in the effect of our permanent differences as percent of the overall rate. The difference between our statutory tax rate and our effective tax rate is due to permanent differences mostly driven by stock-based compensation expense for incentive stock options.

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

	Year Ended December 31,
	2009	2008	Change
	Amount	Amount	Amount	Percent

Interest income	$1,016	$1,942	$(926)	(48)%
Interest expense	(968)	(428)	(540)	*
Gain (loss) on interest rate derivative contract	590	(881)	1,471	*
Other income	255	182	73	40

Total other income	$893	$815	$78	10%

*	not meaningful

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

Income Tax Provision.  We recorded a provision of $8.8 million for the income taxes for the year ended December 31, 2009, based upon an effective tax rate of 49%. We recorded a benefit of $23.2 million for income taxes for the period of December 31, 2008, which included a reversal of the valuation allowance against the deferred tax assets of the Company. We consider whether a valuation allowance is needed on its deferred tax assets by evaluating all positive and negative evidence relative to its ability to recover deferred tax assets. Prior to the year ended December 31, 2008, we had incurred losses and it is difficult to assert that deferred tax assets are recoverable with this negative evidence. During the fourth quarter of 2008, our results of operations generated a cumulative profit as measured over the current and prior two years. In addition, we had been profitable for six consecutive quarters before releasing the allowance. Based on consideration of the weight of positive and negative evidence, including forecasted operating results, we concluded that there was sufficient positive evidence that our deferred tax assets were more likely than not recoverable as of December 31, 2008. Accordingly, the remaining valuation allowance was reversed as of December 31, 2008.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our growth primarily through the private sale of equity securities, totaling approximately $50.6 million, as well as through long-term debt, working capital, equipment-financing loans, and, in September 2007, we completed our initial public offering which provided net proceeds of approximately $81.3 million.

As of December 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $116.2 million. Our cash investments consist of corporate debt securities, U.S. Treasury and government agency securities, and commercial paper. As specified in our investment policy, we place our investments in instruments that meet high credit quality standards, the policy limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.

Our total indebtedness was $9.2 million at December 31, 2010. We have an unused revolving credit facility in the amount of $15 million. The credit facility may be extended by up to an additional $15 million on the satisfaction of certain conditions. There was no balance outstanding on the revolving credit facility during 2010. The credit facility expires on September 30, 2011. We are currently evaluating our options relating to our credit facilities. In addition, we have a term loan facility used for general working capital needs. At December 31, 2010, we have $5.3 million outstanding on the term facility. The term facility matures on September 30, 2013. At December 31, 2010, there was a net present value of $3.9 million in aggregate principal amount outstanding under a series of capital leases with one finance company. Each of the leases are payable on a monthly basis through December 2012.

The credit facility and term loan facility contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the Credit Agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the Credit Agreement. As of December 31, 2010, we were in compliance with all financial and non financial covenants under this agreement.

We believe our sources of liquidity will be sufficient to sustain operations, to finance our strategic initiatives, make payments on our contractual obligations, and our purchases of property and equipment for at least the next twelve months. Our analysis is supported by the growth in our new customer base and a high rate of renewal rates with our existing customers and the corresponding increase in billings and collections. In addition, we may pursue acquisitions or investments in complementary businesses or technologies, in which case we may need to raise additional funds sooner than expected. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facility or obtain additional financing.

Commitments

We enter into various purchase commitments with vendors in the normal course of business. We had no material purchase commitments of capital assets at December 31, 2010. We currently anticipate our aggregate capital expenditures to be approximately $17 million to $20 million for the next twelve months. We believe that our existing sources of liquidity will be adequate to fund these purchases during the year 2011. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there has been no material losses related to such guarantees.

Operating Cash Flow Activities

	For the Year Ended December 31,
	2010	2009	2008

Net Income	$12,704	$9,276	$31,602
Non-cash adjustments to net income	22,074	20,702	(12,366)
Cash provided by changes in operating assets and liabilities	9,942	2,351	1,823

Net cash provided by operating activities	$44,720	$32,329	$21,059

Cash flow from operations increased by $12.4 million to $44.7 million for the year ended December 31, 2010, as compared to $32.3 million for the year ended December 31, 2009. The increase is mainly attributable to increases in net income, add-backs of non-cash expense items, and increases in our changes in operating assets and liabilities. The increase in net income is primarily due to the growth in our customer base, stability in renewal rates with our existing customer base, the associated increase in billings and collections, and selling additional services into our existing customer base. These increases are partially offset by an increase in operating expenses that require cash outlays such as salaries, higher commissions, direct operating expenses, and marketing expenses. These expenses increased in absolute terms but remain relatively consistent as a percentage of revenue. The increase in add-backs of non-cash expenses during 2010 are primarily due to increases in depreciation and amortization, stock-based compensation expense, and our provision for uncollectible accounts. The increases are off-set by an increase in excess tax benefits from stock-based awards and a decrease in our deferred income taxes. The increase in depreciation and amortization was primarily attributed to capital expenditures of $15.9 million during the year ended December 31, 2010, and a full-year of the amortization of intangibles assets purchased in our acquisition of Anodyne Health Partners, Inc. in October of 2009. The increase in stock-based compensation expense is primarily due to the increase in the volume and the value of stock-based awards granted during 2010 over grants in 2009. The decrease in deferred income taxes was mainly attributable to our use of Federal and State NOLs. The increase to our changes in operating assets and liabilities during 2010 were due primarily to an increase in prepaid expenses and other current assets and a smaller increase in accounts receivable. The increase in prepaid expenses and other assets is mainly attributable to purchases of software licenses during 2010 and an increase in excess tax benefit from stock-based awards. We have reclassed excess tax benefits to financing activities, resulting in a corresponding decrease in our net cash provided by operating activities. Accounts receivable increased approximately 10% while revenue increased approximately 30% during fiscal year 2010. This can be attributed to our DSO decreasing to 49 days for the fourth quarter of 2010 compared to a DSO of 56 days for the fourth quarter of 2009.

Investing Cash Flow Activities

The cash used by investing activities increased by $20.4 million to $53.6 million from $33.2 million for the years ended December 31, 2010 and 2009, respectively. Cash flows from investing activities consist primarily of purchases of property and equipment, capitalized software development costs and our short-term investment activities. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. We purchased $6.3 million of additions and upgrades to our technology infrastructure during the year 2010. We plan on purchasing approximately $8.0 million to $9.0 million on our technology infrastructure for the year 2011. Our purchases of property were primarily for adding additional space to our existing leased and owned facilities and for new computers to support our growth in the number of employees. The purchases for facilities and other employee related growth was approximately $3.6 million for the year ended December 31, 2010. We plan on spending approximately $3.0 million of additional facility expansion and other employee related growth items to meet our hiring plans for the next twelve months. Our investment in software development consist of company managed-design, development, and testing of new application functionality with our less mature service offerings, which primarily include our athenaClinicals and athenaCommunicator service offerings. Our capitalized software development amounted to $3.9 million for the year ended December 31, 2010. We plan to spend approximately $6.0 million to $7.0 million on software development projects for the year 2011. During 2010, we purchased an aircraft for $3.1 million to transport our employees between our operational locations and for customer and prospects visits.

Financing Cash Flow Activities

The cash provided in financing activities increased by $11.5 million to $14.1 million from $2.7 million for the years ended December 31, 2010 and 2009, respectively. The increase is attributable to an increase in the proceeds from the exercise of stock options and the increase in the excess tax benefit from stock-based awards. We recorded a reduction in income tax liability of $9.2 related to excess tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital. We also recorded $0.2 million payment of contingent consideration relating to the Anodyne acquisition that was recorded as of the acquisition date.

Contractual Obligations

We have contractual obligations under our equipment line of credit, revolving and term loans and we also maintain operating leases for property and certain office equipment. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2010:

	Payments Due by Period
		Less than 1	2 - 3	4 -5	After 5
	Total	Year	Years	Years	Years	Other

Long-term debt obligations	$5,325	$300	$600	$4,425	$—	$—
Capital lease obligations	3,891	2,609	1,282	—	—	—
Operating lease obligations	26,125	5,699	10,874	8,477	1,075	—
Other	1,610	—	—	—	—	1,610

Total	$36,951	$8,608	$12,756	$12,902	$1,075	$1,610

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

Other amount consists of uncertain tax benefits. As of December 31, 2010, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.

As of December 31, 2010, we have $4.7 million accrued for contingent considerations estimated to be payable upon Anodyne reaching specific performance metrics over the initial three years of operations after acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2010, 2009, and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

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

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers, International Business Machines Corporation and Vision Process Business Solutions Inc., for work performed in India or the Philippines, is denominated in any currency other than the U.S. dollar. Although the contracts are denominated in U.S. dollars, the fees in one of our vendor contracts are subject to adjustment based upon fluctuation in exchange rates between the India Rupees and the U.S. dollar. In 2010 and 2009, 1.0% and 0.9%, respectively, of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

Interest Rate Sensitivity.  We had unrestricted cash and cash equivalents totaling $35.9 million at December 31, 2010. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.

Interest Rate Risk

As of December 31, 2010, we had long-term debt and capital lease obligations totaling $9.2 million, which have both variable and fixed interest rate components. We have entered into interest rate swaps as a hedge relating to variability in interest rate movements on our term loan. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.

The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at December 31, 2010.

							Fair Market
					Fiscal Year		Value at
		Notional			Entered	Maturity	December 31,
Description	Borrowing	Amount	Receive	Pay	Into	(Fiscal Year)	2010

Interest rate swap
— variable to fixed	Interest on Term Loan	$5,325	LIBOR	4.55% Fixed	2008	2028	$(490)

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2010 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Chief Executive and Chief Financial Officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework.

Based upon this evaluation and those criteria, management believes that, as of December 31, 2010, our internal controls over financial reporting were effective.

Deloitte and Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2010. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of athenahealth, Inc
Watertown, Massachusetts

We have audited the internal control over financial reporting of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated February 18, 2011, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the change in the Company’s method of accounting for business combinations on January 1, 2009.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
February 18, 2011

Item 9B.	Other Information.

Entry into Rule 10b5-1 Trading Plans

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that a number of our directors and employees, including members of our senior management team, have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2011 Annual Meeting of Stockholders (“2011 Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in our 2011 Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information to be contained in our 2011 Proxy Statement.

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

The information required by this Item is incorporated by reference to the information to be contained in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information to be contained in our 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information to be contained in our 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information to be contained in our 2011 Proxy Statement.

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

(3) Exhibits

Exhibit
No.	Exhibit Index

2.1(viii)	Agreement and Plan of Merger by and among athenahealth, Inc., Aries Acquisition Corporation, Anodyne Health Partners, Inc., and the Securityholders’ Representatives named therein, dated October 5, 2009
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(i)	Amended and Restated Bylaws of the Registrant
4.1(i)	Specimen Certificate evidencing shares of common stock
10.1(i)	Form of Indemnification Agreement, to be entered into between the Registrant and each of its directors and officers
†10.2(i)	1997 Stock Plan of the Registrant and form of agreements thereunder
†10.3(i)	2000 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreements thereunder
†10.4*	2007 Stock Option and Incentive Plan of the Registrant, and form of agreements thereunder
†10.5(xii)	2007 Employee Stock Purchase Plan, as amended
†10.6(xii)	Employment Agreement by and between the Registrant and Timothy M. Adams, dated January 11, 2010
†10.7(i)	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended
†10.8(iii)	Employment Agreement by and between the Registrant and Robert L. Cosinuke, dated December 3, 2007
†10.9*	Employment Agreement by and between the Registrant and Derek Hedges, dated January 31, 2005
†10.10(vi)	Employment Agreement by and between the Registrant and Robert M. Hueber, dated September 16, 2002, as amended
†10.11(xiv)	Employment Agreement by and between the Registrant and Daniel H. Orenstein, dated July 1, 2010
†10.12(xiv)	Employment Agreement by and between the Registrant and Ed Park, dated July 1, 2010
†10.13(xi)	The athenahealth Executive Incentive Plan, adopted March 30, 2010

Exhibit
No.	Exhibit Index

†10.14(xiii)	Director Compensation Plan of the Registrant, dated June 17, 2010
10.15(i)	Warrant to Purchase 32,468 Shares of the Registrant’s Series D Convertible Preferred Stock, issued to GATX Ventures, Inc. on May 31, 2001
#10.16(i)	Lease between President and Fellows of Harvard College and the Registrant, dated November 8, 2004, for space at the premises located at 300 North Beacon Street, Watertown, MA 02472 and 311 Arsenal Street, Watertown, MA 02472
10.17(vii)	Deed of Lease by and between RMZ Infotech Private Limited and Athena Net India Private Limited, dated April 28, 2009, for space at the premises located at Unit No. 701, Campus 3B, RMZ Millenia Tech Park, 143, Dr.MGR Road, Perungudi, Chennai 600 113
#10.18(i)	Agreement of Lease by and between Sentinel Properties — Bedford, LLC and the Registrant, dated May 8, 2007
10.19(v)(ix)	Credit Agreement by and between the Registrant and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated September 30, 2008, and exhibits and schedules thereunder
10.20(v)	Security Agreement by and between the Registrant and Bank of America, N.A., as Administrative Agent, dated September 30, 2008
10.21(v)	Term Note by and between the Registrant and Bank of America, N.A., dated September 30, 2008
10.22(ix)	First Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated December 12, 2008
10.23(viii)	Second Amendment to Credit Agreement and Limited Waiver by and between the Registrant and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated October 5, 2009
10.24*	Master Equipment Lease Agreement by and between CIT Technologies Corporation and the Registrant, dated June 1, 2007
10.25(ii)	Purchase Agreement dated November 28, 2007, between the Registrant and Bracebridge Corporation
#10.26(iv)	Master Agreement by and between the Registrant and Vision Business Process Solutions Inc., dated June 30, 2008
#10.27(x)	Professional Services Agreement by and between the Registrant and International Business Machines Corporation dated as of October 2, 2009
#10.28(x)	Master Agreement for U.S. Availability Services between SunGard Availability Services LP and the Registrant, dated December 1, 2009, as amended
#10.29*	Second Amended and Restated Marketing and Sales Agreement by and between the Registrant and WorldMed Shared Services, Inc. (d/b/a PSS World Medical Shared Services, Inc.), dated October 21, 2010
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

Exhibit
No.	Exhibit Index

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Extension Definition Document
101.LAB**	XBRL Labels Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(i)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (File No. 333-143998).

(ii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 29, 2007.

(iii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed May 6, 2008.

(iv)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed August 5, 2008.

(v)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed November 7, 2008.

(vi)	Incorporated by reference to the Registrant’s annual report on Form 10-K, filed March 2, 2009.

(vii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed August 6, 2009.

(viii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed October 5, 2009.

(ix)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed October 30, 2009.

(x)	Incorporated by reference to the Registrant’s annual report on Form 10-K, filed March 15, 2010.

(xi)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 5, 2010.

(xii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed May 3, 2010.

(xiii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed July 23, 2010.

(xiv)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed October 22, 2010.

*	Filed herewith.

**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Timothy M. Adams
Timothy M. Adams
Chief Financial Officer,
Senior Vice President and Treasurer

Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush (Jonathan Bush)	Chief Executive Officer, President, and Chairman (Principal Executive Officer)	February 18, 2011

/s/ Timothy M. Adams (Timothy M. Adams)	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer & Principal Accounting Officer)	February 18, 2011

/s/ Ruben J. King-Shaw, Jr. (Ruben J. King-Shaw, Jr.)	Lead Director	February 18, 2011

/s/ Richard N. Foster (Richard N. Foster)	Director	February 18, 2011

/s/ Brandon H. Hull (Brandon H. Hull)	Director	February 18, 2011

/s/ Dev Ittycheria (Dev Ittycheria)	Director	February 18, 2011

/s/ John A. Kane (John A. Kane)	Director	February 18, 2011

/s/ James L. Mann (James L. Mann)	Director	February 18, 2011

Signature	Title	Date

/s/ David E. Robinson (David E. Robinson)	Director	February 18, 2011

/s/ William Winkenwerder, Jr., M.D. (William Winkenwerder, Jr., M.D.)	Director	February 18, 2011

Financial Statements and Supplementary Data

athenahealth, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
athenahealth, Inc.
Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations on January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
February 18, 2011

athenahealth, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Amounts in thousands,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$35,944	$30,526
Short-term investments	80,231	52,323
Accounts receivable — net	36,870	33,323
Deferred tax assets	3,856	5,544
Prepaid expenses and other current assets	6,749	4,663

Total current assets	163,650	126,379
Property and equipment — net	31,899	24,871
Restricted cash	8,691	9,216
Software development costs — net	3,642	2,324
Purchased intangibles — net	12,651	14,490
Goodwill	22,450	22,120
Deferred tax assets	10,959	10,284
Investments and other assets	7,228	1,393

Total assets	$261,170	$211,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,909	$3,437
Accounts payable	559	1,880
Accrued compensation	19,178	15,774
Accrued expenses	10,981	10,781
Current portion of deferred revenue	4,978	4,038
Interest rate derivative liability	490	291
Current portion of deferred rent	1,497	1,288

Total current liabilities	40,592	37,489
Deferred rent, net of current portion	5,960	7,444
Deferred revenue, net of current portion	35,661	28,684
Other long-term liabilities	1,897	1,191
Debt and capital lease obligations, net of current portion	6,307	8,951

Total liabilities	90,417	83,759

Commitments and contingencies (see notes to financial statements)
Preferred stock; $0.01 par value: 5,000 shares authorized and no shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock; $0.01 par value per share; 125,000 shares authorized; 35,808 shares issued and 34,530 shares outstanding at December 31, 2010 35,166 shares issued and 33,888 shares outstanding at December 31, 2009	358	352
Additional paid-in capital	200,339	169,715
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income (loss)	28	(73)
Accumulated deficit	(28,772)	(41,476)

Total stockholders’ equity	170,753	127,318

Total liabilities and stockholders’ equity	$261,170	$211,077

The accompanying notes are an integral part of the consolidated financial statements athenahealth, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands,
	except per share amounts)

Revenue:
Business services	$237,145	$183,230	$131,879
Implementation and other	8,393	5,297	4,403

Total revenue	245,538	188,527	136,282

Expenses:
Direct operating costs	96,582	79,017	59,947
Selling and marketing	52,675	34,072	22,827
Research and development	18,448	14,348	10,600
General and administrative	43,119	36,111	29,330
Depreciation and amortization	11,117	7,767	5,993

Total expenses	221,941	171,315	128,697

Operating income	23,597	17,212	7,585

Other income (expense):
Interest income	309	1,016	1,942
Interest expense	(753)	(968)	(428)
(Loss) gain on interest rate derivative contract	(199)	590	(881)
Other income	146	255	182

Total other (expense) income	(497)	893	815

Income before income tax (provision) benefit	23,100	18,105	8,400
Income tax (provision) benefit	(10,396)	(8,829)	23,202
Net income	12,704	9,276	31,602

Net income per share — basic	$0.37	$0.28	$0.97

Net income per share — diluted	$0.36	$0.27	$0.91

Weighted average shares used in computing net income per share:
Basic	34,181	33,584	32,746
Diluted	35,204	34,917	34,777

The accompanying notes are an integral part of the consolidated financial statements athenahealth, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other		Total	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity	Income
	(Amounts in thousands)

BALANCE — January 1, 2008	33,613	$336	$144,994	(1,278)	$(1,200)	$72	$(82,354)	$61,848
Stock-based compensation expense			5,558					5,558
Stock options and warrants exercised	1,021	10	4,908					4,918
Common stock issued under employee stock purchase plan	11	—	317					317
Tax benefit realized from stock-based awards			526					526
Net income							31,602	31,602	$31,602
Unrealized holding gain on available-for-sale- investments, net of $188 tax						288		288	288
Foreign currency translation adjustment						(22)		(22)	(22)

Total Comprehensive Income								—	31,868

BALANCE — December 31, 2008	34,645	346	156,303	(1,278)	(1,200)	338	(50,752)	105,035
Stock-based compensation expense			8,314					8,314
Stock options exercised	488	5	1,890					1,895
Common stock issued under employee stock purchase plan	33	1	780					781
Tax benefit realized from stock-based awards			2,428					2,428
Net income							9,276	9,276	9,276
Unrealized holding gain on available-for-sale- investments, net of $17 tax						(262)		(262)	(262)
Foreign currency translation adjustment						(149)		(149)	(149)

Total Comprehensive Income								—	$8,865

BALANCE — December 31, 2009	35,166	352	169,715	(1,278)	(1,200)	(73)	(41,476)	127,318
Stock-based compensation expense			14,477					14,477
Stock options exercised and restricted stock units vested	605	5	7,522					7,527
Common stock issued under employee stock purchase plan	37	1	1,078					1,079
Tax benefit realized from stock-based awards			7,547					7,547
Net income							12,704	12,704	12,704
Unrealized holding gain on available-for-sale- investments, net of $7 tax						(52)		(52)	(52)
Foreign currency translation adjustment						153		153	153

Total Comprehensive Income								—	$12,805

BALANCE — December 31, 2010	35,808	$358	$200,339	(1,278)	$(1,200)	$28	$(28,772)	$170,753

The accompanying notes are an integral part of the consolidated financial statements athenahealth, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,704	$9,276	$31,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,956	8,403	6,095
Amortization of premiums (discounts) on investments	1,152	(113)	(899)
Provision for uncollectible accounts	1,772	999	405
Decrease in fair value of contingent consideration	(250)	—	—
Loss (gain) on interest rate derivative contract	199	(590)	881
Deferred income taxes	1,013	5,918	(23,833)
Excess tax benefit from stock-based awards	(9,245)	(2,505)	(526)
Stock-based compensation expense	14,477	8,314	5,558
Loss (gain) on disposal of property and equipment	—	276	(47)
Changes in operating assets and liabilities:
Accounts receivable	(5,319)	(10,489)	(9,254)
Prepaid expenses and other current assets	5,461	(887)	(912)
Other assets	(243)	(173)	86
Accounts payable	(1,024)	1,379	(1,195)
Accrued expenses	4,425	6,201	7,424
Deferred revenue	7,917	7,438	7,120
Deferred rent	(1,275)	(1,118)	(1,446)

Net cash provided by operating activities	44,720	32,329	21,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(3,881)	(2,555)	(1,393)
Purchases of property and equipment	(15,932)	(10,277)	(13,452)
Proceeds from sales and disposals of property and equipment	363	4,538	4,112
Purchase in long-term investment in unconsolidated company	—	(550)	(550)
Proceeds from sales and maturities of investments	110,741	84,014	73,250
Purchases of short term and long-term investments	(145,443)	(78,588)	(129,935)
Payments for acquisitions net of cash acquired	—	(22,391)	(6,680)
Decrease (increase) in restricted cash	525	(7,368)	(136)

Net cash used in investing activities	(53,627)	(33,177)	(74,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,606	2,676	5,235
Debt issuance costs	—	—	(177)
Excess tax benefit from stock-based awards	9,245	2,505	526
Proceeds from long-term debt	—	—	6,000
Payment of contingent consideration accrued at acquisition date	(195)	—	—
Payments on long term debt and capital lease obligations	(3,535)	(2,514)	(777)

Net cash provided by financing activities	14,121	2,667	10,807

Effects of exchange rate changes on cash and cash equivalents	204	(226)	(40)

Net increase (decrease) in cash and cash equivalents	5,418	1,593	(42,958)
Cash and cash equivalents at beginning of year	30,526	28,933	71,891

Cash and cash equivalents at end of year	$35,944	$30,526	$28,933

Supplemental disclosures of non-cash investing activities — Property and equipment recorded in accounts payable and accrued expenses	$214	$510	$998

Supplemental disclosure — Cash paid for interest	$873	$836	$324

Supplemental disclosure — Non-cash investing activities — Contingent Consideration	$—	$5,100	$—

Supplemental disclosure — Cash paid for taxes	$1,636	$514	$403

Property and equipment acquired under capital leases	$363	$4,538	$3,795

The accompanying notes are an integral part of the consolidated financial statements

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

In August 2005, the Company established a subsidiary in Chennai, India, athenahealth Technology Private Limited, to conduct research and development activities. On April 10, 2009, the Company established a Massachusetts corporation, athenahealth MA, Inc., to hold a share of common stock of athenahealth Technology Private Limited. On December 23, 2010, the Company established a subsidiary, athenahealth Security Corporation, to hold the Company’s investments.

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

Principles of Consolidation — The accompanying consolidated financial statements include the results of operations of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Income (Loss)  — Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains (losses) on available-for-sale securities.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including the estimated expected customer life; (2) allowance for doubtful accounts; (3) asset impairments; (4) depreciable lives of assets; (5) economic lives and fair value of leased assets; (6) income tax reserves and valuation allowances; (7) fair value of stock-based compensation; (8) allocation of direct and indirect cost of sales; (9) fair value of contingent consideration; and (10) litigation reserves. Actual results could significantly differ from those estimates.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations. See discussion below relating to the adoption of new authoritative guidance relating to revenue recognition.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Implementation revenue consists primarily of professional services fees related to assisting customers with the implementation of the Company’s services and are generally billed upfront and recorded as deferred revenue until the implementation is complete and then recognized ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be twelve years. The Company evaluates the length of the amortization period of the implementation fees based on our experience with customer contract renewals and consideration of the period over which those customers will receive benefits from our current portfolio of services. Certain expenses related to the implementation of a customer, such as out-of-pocket travel, are typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. Other services consist primarily of training, consulting services and interface fees and are recognized as the services are performed.

Effective January 1, 2010, the Company adopted the new accounting standards for revenue recognition for multiple deliverable revenue arrangements. This new authoritative guidance amends previously issued guidance to eliminate the residual method of allocation for multiple deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The new authoritative guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third-party evidence (“TPE”), if vendor-specific objective evidence is not available, and (3) estimated selling price (“ESP”), if neither vendor-specific nor third party evidence is available. Additionally, it expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. During the second quarter of 2010 the Company elected to adopt early, as permitted by the guidance. As such, the Company has prospectively (retroactive to January 1, 2010) applied the provisions of the new authoritative guidance to all revenue arrangements entered into or materially modified after January 1, 2010. Adopting the new standard will require the Company to allocate the arrangement consideration if multiple service offerings are sold at the same time. A sale of multiple services offerings could include any combination of the Company’s services.

In accordance with the new authoritative guidance, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using VSOE, if it exists; otherwise, the Company uses TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses ESP.

VSOE is generally limited to the price charged when the same or similar product is sold separately. If a product or service is seldom sold separately, it is unlikely that the Company can determine VSOE for the product or service. The Company defines VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by the Company. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It may be difficult for the Company to obtain sufficient information on competitor pricing to substantiate TPE and therefore the Company may not always be able to use TPE.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company is unable to establish selling price using VSOE or TPE, and the order was received or materially modified after the implementation date of January 1, 2010, for the new authoritative guidance, the Company will use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact if the product or service were sold by us on a standalone basis. The Company’s determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. The Company considered the selling price for similar services, our ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.

The Company analyzes the selling prices used in our allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in the Company’s selling prices.

Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the new authoritative literature if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The Company considers a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

During the year ended December 31, 2010, the adoption of this guidance had no material impact. The new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on total net revenue for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance is not expected to have a significant effect on total net revenue in periods immediately after the initial adoption.

Direct Operating Expenses — Direct operating expenses consist primarily of salaries, benefits, and stock-based compensation related to personnel who provide services to clients; claims processing costs; implementing new clients; and other direct costs related to collection and business services. Costs associated with the implementation of new clients are expensed as incurred. The reported amounts of direct operating expenses do not include allocated amounts for rent and overhead costs (which are included in general and administrative costs), and depreciation, amortization (which are broken out separately on the statement of operations), except for the amortization of certain purchased intangible assets.

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

Investments — Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments have been classified as available-for-sale and are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss). The Company classifies its investments on the consolidated balance sheet as current or noncurrent based on the maturity of the instrument. The Company determines realized gains and losses based on the specific identification method.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable — Accounts receivable represents amounts due from customers for services and implementation services. Accounts receivable are stated net of an allowance for uncollectible accounts, which is determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.

Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2010	2009	2008

Beginning balance	$1,271	$726	$437
Provision	1,772	999	405
Write-offs and adjustments	(1,098)	(454)	(116)

Ending balance	$1,945	$1,271	$726

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

Property and Equipment — Property and equipment are stated at cost. Equipment, furniture and, fixtures are depreciated using the straight-line method over their estimated useful lives, generally ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the improvements or the applicable lease terms, excluding renewal periods. Buildings are depreciated using the straight-line method over 30 years. Building improvements are depreciated using the straight-line method over the lesser of the useful life of the improvement or the remaining life of the building. Costs associated with maintenance and repairs are expensed as incurred. The airplane is depreciated using the straight-line method over 20 years.

Long-Lived Assets — Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment losses have been recognized in the years ended December 31, 2010, 2009, or 2008.

Restricted Cash — Restricted cash consists of funds held under a letter of credit as a condition of the Company’s operating lease for its corporate headquarters (see Note 9). The letter of credit was reduced in 2008 to $856. The letter of credit will remain in effect during the term of the lease agreement. The remaining restricted cash balance as of December 31, 2010, consists of escrowed amounts relating to the purchase of athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MedicalMessaging and Anodyne (see Note 7). Of the remaining balance, $330 relates to MedicalMessaging and will be paid in the first quarter of 2011 as MedicalMessaging achieved the final financial milestone set forth in the purchase agreement during 2010. Restricted cash relating to the purchase of Anodyne at December 31, 2010, was $7,505, and may be paid over a three-year period starting in 2010 if Anodyne achieves certain business and financial milestones or may be released to the Company to cover indemnification claims.

Software Development Costs — The Company accounts for software development costs based on required criteria and timing. Costs related to the preliminary project stage of subsequent versions of athenaNet or other technologies are expensed as incurred. Costs incurred in the application development stage are capitalized, and such costs are amortized over the software’s estimated economic life. The estimated useful life of the software release is two years. Amortization expense was $2,563, $2,110, and $1,395 for the years ended December 31, 2010, 2009, and 2008, respectively. Future amortization expense for all software development costs capitalized as of December 31, 2010, is estimated to be $2,597 and $1,045 for the years ending December 31, 2011 and 2012, respectively.

Goodwill — Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company evaluates the carrying value of its goodwill annually on November 30. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment losses have been recognized in the years ended December 31, 2010, 2009, and 2008.

Other Intangible Assets — Other intangible assets consist of technology and customer relationships acquired in connection with business acquisitions and are amortized over their estimated useful lives on a straight-line basis. The Company concluded that use of the straight-line method was appropriate as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no significant degradation of the cash flows over time.

Accrued expenses and accrued compensation — Accrued expenses consist of the following:

	As of December 31,
	2010	2009

Accrued bonus	$9,599	$8,030
Accrued vacation	2,342	1,884
Accrued payroll	4,895	4,081
Accrued commissions	2,342	1,779

Accrued compensation expenses	$19,178	$15,774

Accrued expenses	$7,301	$6,468
Current portion of accrued contingent consideration	3,680	4,313

Accrued expenses	$10,981	$10,781

Deferred Rent — Deferred rent consists of rent escalation payment terms, tenant improvement allowances and other incentives received from landlords related to the Company’s operating leases for its facilities. Rent athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

escalation represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including any construction period. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease or reimbursements of moving costs. These cash payments are recorded as deferred rent from landlords and are amortized as a reduction of periodic rent expense, over the term of the applicable lease.

Deferred Revenue — Deferred revenue primarily consists of billings or payments received in advance of the revenue recognition criteria being met. Deferred revenue includes certain deferred implementation services fees which are recognized as revenue ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be twelve years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. In the quarter when a customer terminates, any unrecognized service fees associated with implementation services before and after services have been started are recognized as revenue in that quarter.

Business Combinations — On January 1, 2009, the Company adopted the new authoritative guidance on business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under this guidance, acquisition costs are generally expensed as incurred; non-controlling interests are reflected at fair value at the acquisition date; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense.

In connection with a 2009 acquisition discussed in Note 7, the Company expensed $751 of acquisition costs that, prior to the change in accounting, would have been included as part of the purchase price. In addition, the potential contingent consideration of $7,700 was recorded in the initial purchase price allocation at its estimated fair value of $5,100. The difference between the estimated and earn-out amount will be charged or credited to expense. The contingent consideration for acquisitions which occurred prior to this change are recorded as additional goodwill when the contingent consideration is earned. In addition, under the provisions of this guidance, future reversal of the Company’s acquisition-related tax reserves of $680 (excluding interest and penalties) will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets and will affect the Company’s annual effective income tax rate.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, investments, derivatives, and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and investments by investing in highly rated corporate and financial institutions, and engages with highly rated financial institutions as a counterparty to its derivative transaction. With respect to customer accounts receivable, the Company manages its credit risk by performing ongoing credit evaluations of its customers. No customer accounted for more than 10% of revenues or accounts receivable as of or for the years ended December 31, 2010, 2009, or 2008.

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

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

Sales and Use Taxes — the Company’s services are subject to sales and use taxes in certain jurisdictions. The Company’s contractual agreements with its customers provide that payment of any sales or use taxes assessments are the responsibility of the customer. In certain jurisdictions sales taxes are collected from the customer and remitted to the respective agencies. These taxes are recorded on a net basis and excluded from revenue and expense in our financial statements as presented.

Segment Reporting — Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment.

Stock-Based Compensation — The Company accounts for share-based awards, including shares issued under employee stock purchase plans, stock options, and restricted stock units with compensation cost measured using the fair value of the awards issued.

Foreign Currency Translation — The financial position and results of operations of the Company’s foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded within other comprehensive income.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options and warrants. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive to earnings per share.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Years Ended December 31,
	2010	2009	2008

Net income	$12,704	$9,276	$31,602
Weighted average shares used in computing basic net income per share	34,181	33,584	32,746

Net income per share — basic	$0.37	$0.28	$0.97

Net income	$12,704	$9,276	$31,602
Weighted average shares used in computing basic net income per share	34,181	33,584	32,746
Effect of dilutive securities	1,023	1,333	2,031

Weighted average shares used in computing diluted net income per share	35,204	34,917	34,777

Net income per share — diluted	$0.36	$0.27	$0.91

The computation of diluted net income per share does not include 844 stock options and restricted stock units for the year ended December 31, 2010, because their inclusion would have an anti-dilutive effect on net income per share. The computation of diluted net income per share does not include 1,021 and 1,088 stock options for the year ended December 31, 2009 and 2008, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents as of December 31, 2010 and 2009, are money market fund investments of $10,799 and $10,081, respectively, which are reported at fair value.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. Investments includes $3,500 of long — term U.S. government backed securities and $2,081 of long-term corporate bonds that have been classified in investments and other assets on the consolidated balance athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet as of December 31, 2010. At December 31, 2009, there were no long-term investments held by the Company.

	Fair Value Measurements as of December 31, 2010 Using
	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market	$10,799	$—	$—	$10,799
Corporate bonds	—	577	—	577
Available-for-sale investments:
Commercial paper	—	29,642	—	29,642
Corporate bonds	—	40,676	—	40,676
U.S. government backed securities	—	15,494	—	15,494

Total assets	$10,799	$86,389	$—	$97,188

Accrued contingent consideration	$—	$—	$(4,655)	$(4,655)
Interest rate swap derivative contract	—	(490)	—	(490)

Total liabilities	$—	$(490)	$(4,655)	$(5,145)

	Fair Value Measurements as of December 31, 2009 Using
	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market	$10,081	$—	$—	$10,081
Available-for-sale investments:
U.S. government backed securities	—	52,323	—	52,323

Total assets	$10,081	$52,323	$—	$62,404

Accrued contingent consideration	$—	$—	$(5,100)	$(5,100)
Interest rate swap derivative contract	—	(291)	—	(291)

Total liabilities	$—	$(291)	$(5,100)	$(5,391)

U.S. government backed securities, corporate bonds, and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative is valued using observable inputs at the reporting date. It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period however there have been no such transfers during the year ended December 31, 2010.

Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in the consolidated statement of operations. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of December 31, 2010 and 2009, the Company has accrued a liability of $4,655 and $5,100, respectively, for the estimated fair value of contingent considerations estimated to be payable upon the acquired company reaching specific performance metrics over the initial three years of operation after acquisition. There are two separate elements that make up the contingent consideration. The first potential contingent consideration ranges from zero to $4,800 and is athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable in one installment based upon operational performance for the year ended December 31, 2010. Based on the actual operational performance for the year ended December 31, 2010, the Company has accrued $2,400 relating to the first potential contingent consideration which will be paid in the first half of 2011.

The second potential contingent consideration ranges from zero to $2,900 and is payable in quarterly installments based upon the cross selling of the Company’s services into the Anodyne customer base for the years ended December 31, 2010 and 2011, and the six-month period ending June 30, 2012. Any amounts not earned in the first potential contingent consideration can be earned under the second potential contingent consideration in excess of the initial $2,900 bringing the total potential contingent consideration to $5,300. At December 31, 2010, key assumptions relating to the second potential contingent consideration include a discount rate of 21% and a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. At December 31, 2009, key assumptions relating to the second potential contingent consideration include a discount rate of 21% and a probability adjusted level of 50% for the base case scenario, 40% for the upside scenario and 10% downside scenario. The change in these assumptions were caused by the results from 2010 operations and expected results from 2011 and 2012 operations and resulted in a decrease of $250 in the fair value of the total contingent consideration during the year ended December 31, 2010. The Company paid $195 during the year ended December 31, 2010, under the terms of the second potential contingent consideration.

Balance as of January 1, 2010	$5,100
Decrease in fair value of contingent consideration	(250)
Payments of contingent consideration	(195)

Balance as of December 31, 2010	$4,655

5.	INVESTMENTS

The summary of available-for-sale securities as of December 31, 2010, is as follows:

		Gross
		Unrealized
	Amortized	Gains
	Cost	(Losses)	Fair Value

Commercial paper	$29,635	$7	$29,642
Corporate bonds	40,694	(18)	40,676
U.S. government backed securities	15,500	(6)	15,494

Total	$85,829	$(17)	$85,812

Investments include $3,500 of long-term U.S. government backed securities and $2,081 of long-term corporate bonds that have been classified in investments and other assets on the condensed consolidated balance sheet at December 31, 2010. At December 31, 2009, there were no long-term investments held by the Company.

The summary of available-for-sale securities as of December 31, 2009, is as follows:

		Gross
	Amortized	Unrealized
	Cost	Gains	Fair Value

U.S. government backed securities	$52,280	$43	$52,323

Scheduled maturity dates of U.S. government backed securities, corporate bonds and commercial paper as of December 31, 2010 and 2009, within one year of that date are classified as short-term. Scheduled maturity dates of U.S. government backed securities, corporate bonds and commercial paper as of December 31, 2010 athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2009, in excess of one year are classified as long-term. There were no material realized gains and losses on sales of these investments for the periods presented. Unrealized gains and losses are included in other accumulated comprehensive income (loss).

6.	PROPERTY AND EQUIPMENT

On March 11, 2010, the Company purchased an airplane for a total price of $3,154. The airplane is being depreciated over 20 years and has an estimated residual value of $800. The gross amount of the Company assets under capital leases as of December 31, 2010, was $7,292 of equipment, $1,051 of leasehold and building improvements, and $300 of furniture. The gross amount of the Company assets under capital leases as of December 31, 2009, was $8,551 of equipment, $1,249 of leasehold improvements, and $300 of furniture. Property and equipment consist of the following:

	Years Ended December 31,
	2010	2009

Equipment	$26,889	$17,063
Furniture and fixtures	1,672	804
Leasehold improvements	10,569	9,854
Airplane	3,154	—
Building and improvements	9,075	8,515
Land	800	800

Total property and equipment, at cost	52,159	37,036
Accumulated depreciation and amortization	(21,861)	(13,897)
Construction in progress	1,601	1,732

Property and equipment, net	$31,899	$24,871

Depreciation expense on property and equipment was $8,554, $5,658, and $4,598 for the years ended December 31, 2010, 2009, and 2008, respectively.

7.	ACQUISITION

Acquisition of Anodyne Health Partners, Inc.

On October 16, 2009, the Company acquired Anodyne Health Partners, Inc. (“Anodyne”), a software enabled service business intelligence company based in Alpharetta, Georgia. The Company believes that the acquisition of Anodyne provides the Company with expanded service offerings that will better enable it to compete in the large medical group market. The Anodyne software as a service business intelligence tool enhances customers’ ability to view all facets of its revenue cycle information and to access and extract critical operational and administrative information from various data systems. The Company used existing cash to fund the acquisition of Anodyne, following which Anodyne became a wholly owned subsidiary of the Company.

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

The following table summarizes the total consideration on the acquisition date:

Cash payments	$22,300
Contingent consideration	5,100
Cash acquired	(50)

Fair value of total consideration	$27,350

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

Current assets and other assets	$757
Property and equipment	128
Intangible assets:
Technology	2,000
Customer relationships	11,200
Deferred tax liability	(2,206)
Accrued expenses and other liabilities	(1,041)
Deferred revenue	(250)

Total identifiable net assets	10,588
Goodwill	16,762

$27,350

Revenue from the date of acquisition of Anodyne, October 16, 2009, to December 31, 2009, was $906. The Company has determined that the presentation of Anodyne’s net income is impracticable for the period ended December 31, 2009, due to the integration of Anodyne operations into the Company upon acquisition.

Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in the consolidated statement of operations. The contingent consideration is discussed in Note 4.

The intangibles are being amortized over 5-10 years, with customer lists being amortized over 10 years. The goodwill of $16,762 resulting from the acquisition arises largely from the synergies expected from combining the operations of the acquisitions with our existing services operations, as well as from the benefits derived from the assembled workforce of the acquisitions. The goodwill recognized is not deductible for tax purposes.

Acquisition of Crest Line Technologies, Inc. (d.b.a. MedicalMessaging.net)

On September 5, 2008, the Company acquired specified assets and assumed specified liabilities of Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net) (“MedicalMessaging”). MedicalMessaging provided live and automated calling services for healthcare professionals. The purpose of the acquisition is to augment the Company’s core business service offering with MedicalMessaging’s automated and live communication services. The Company believes the purchase of MedicalMessaging gave access to a developed technology that could speed the time to market versus internal development of our own similar product. In addition, the Company plans to leverage its existing customer base to increase revenues of the MedicalMessaging services.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consideration for this transaction was approximately $7,700, including potential additional consideration of $992 which was to be paid over a three-year period if MedicalMessaging achieves certain financial milestones. If the contingent consideration is paid, it will result in an increase in the goodwill based on the accounting required at acquisition date. The final payment will include accrued interest on the escrowed amounts. At the date of acquisition, the Company determined that $241 of the $992 potential contingent consideration was met and recorded the obligation. At December 31, 2009 and 2008, the Company determined that $330 of the potential consideration was met during each period and recorded to the obligation. This amount was paid out in March 2010 and 2009, respectively, from a restricted cash account. During 2009, the Company paid a working capital adjustment of $141. As of December 31, 2010, the Company determined that an additional $330 of the potential consideration was met and recorded to the obligation and is expected to be paid in March 2011. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.

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

8.	GOODWILL AND OTHER PURCHASED INTANGABLE ASSETS

Goodwill

The following table summarizes the activity relating to the carrying value of the Company’s goodwill during the years ended December 31, 2010 and 2009:

Balance as of January 1, 2009	$4,887

Contingent consideration recorded in connection with Medical Messaging	330
Net working capital adjustment recorded in connection with Medical Messaging	141
Goodwill recorded in connection with Anodyne	16,762

Balance as of December 31, 2009	22,120

Contingent consideration recorded in connection with Medical Messaging	330

Balance as of December 31, 2010	$22,450

Purchased Intangible Assets

Intangible assets acquired as of December 31, 2010 and 2009, are as follows:

	December 31, 2010
		Accumulated		Weighted Average Remaining
	Gross	Amortization	Net	Useful Life (years)

Developed technology	$3,161	$(1,022)	$2,139	3.5
Customer relationships	12,066	(1,554)	10,512	8.8

Total	$15,227	$(2,576)	$12,651

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Accumulated		Weighted Average Remaining
	Gross	Amortization	Net	Useful Life (years)

Developed technology	$3,161	$(390)	$2,771	4.4
Customer relationships	12,066	(347)	11,719	9.7

Total	$15,227	$(737)	$14,490

Amortization expense for the years ended December 31, 2010, 2009, and 2008, was $1,839, $635 and $102, respectively, and is included in direct operating costs. Estimated amortization expense, based upon the Company’s intangible assets at December 31, 2009, is as follows:

Year Ending December 31,	Amount

2011	$1,839
2012	1,839
2013	1,765
2014	1,523
2015	1,207
Thereafter	4,478

Total	$12,651

9.	OPERATING LEASES AND OTHER COMMITMENTS

The Company maintains operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of each leased facility. The Company also rents certain of its leased facilities to third-party tenants. The rental agreements expire at various dates from 2011 to 2015.

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

Under the terms of such lease agreement, the landlord provided approximately $9,400 in allowances to the Company for the leasehold improvements for the office space and reimbursement of moving costs. These lease incentives are being recorded as a reduction of rent expense on a straight-line basis over the term of the new lease and accounted for as a component of deferred rent on the Company’s Consolidated Balance Sheet. The Company has recorded the leasehold improvements in property and equipment in the accompanying balance sheets. Moving costs were expensed as incurred.

Additionally, the landlord agreed to make all payments under the Company’s lease agreement relating to its previous office space, amounting to approximately $2,100. The Company recognized the lease costs when the Company ceased to use the previous office space. The payments and incentives received from the new landlord are being recognized over the new lease term and accounted for as a component of deferred rent on the Company’s Consolidated Balance Sheet.

The lease agreement contains certain financial and operational covenants. These covenants provide for restrictions on, among other things, a change in control of the Company and certain structural additions to the premises, without prior consent from the landlord.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the Company’s Watertown, MA, location totaled $2,871, $2,399, and $2,121 for the years ended December 31, 2010, 2009, and 2008, respectively. In June 2005, the Company entered into a sub-lease agreement, which generated rental income of $40, $497, and $378 for the years ended December 31, 2010, 2009, and 2008, respectively. Rental income is recorded as a reduction in rent expense. The Company terminated this sub-lease effective February 2010.

The Company entered into a lease agreement with a new landlord in connection with the relocation of its corporate offices in India in May 2009. The Company assumed possession of the leased space in May of 2009, with a rent commencement date of May 2009 and expiration date of April 2012. The Company was not required to pay rent from May 2009 through August 2009. The Company recognizes rent escalations for this lease on a straight-line basis over the lease period from May 2009 (date of possession) to April 2012. Rent expense totaled $250, $275, and $214 for the years ended December 31, 2010, 2009, and 2008, respectively.

In March 2007, the Company entered into a non-cancelable contract for data center services in the event of a service interruption in the Company’s primary data center. The term of the agreement was 36 months, commencing in July 2007, at a monthly rate of $27, for a total payment of $978 over the term of the agreement. In December 2009, the Company entered into a new non-cancelable contract, which superseded the March 2007 contract, for data center services in the event of a service interruption in the Company’s primary data center. The term of the agreement is 26 months, commencing in December 2009, at a monthly rate of $20 starting in February 2010, for a total payments of $480 over the term of the agreement.

In May 2007, the Company entered into a ten-year, non-cancelable lease agreement with a data center provider in Bedford, Massachusetts. Under the agreement, the Company took possession of a portion of the contracted space in June 2007. Minimum payments under the lease total $6,133 over the life of the agreement. The Company paid $652, $496 and $243 under this agreement in 2010, 2009, and 2008, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009, are as follows:

Future Rent
Year Ending December 31,	Payments

2011	$5,699
2012	5,615
2013	5,259
2014	5,410
2015	3,067
Thereafter	1,075

Total minimum lease payments	$26,125

10.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The summary of outstanding debt and capital lease obligations is as follows:

	As of December 31,
	2010	2009

Term loan	$5,325	$5,625
Capital lease obligation	3,891	6,763

	9,216	12,388
Less current portion of long-term debt and capital lease obligations	(2,909)	(3,437)

Long-term debt and capital lease obligations, net of current portion	$6,307	$8,951

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Term and Revolving Loans — On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by up to an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 limit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, the Company borrowed $6,000 under the term loan facility for general working capital purposes. The term loan has a 5-year term which is payable quarterly starting March 31, 2009, for $75 each quarter. The Company has the option to extend the loan at the end of the 5-year term. As of December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit facility.

The revolving credit loans and term loan bear interest, at the Company’s option, at either (i) the London Interbank Offered Rate (“LIBOR”), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) the financial institution’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points for Base Rate loans and up 100 basis points for LIBOR loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company was also required to pay commitment fees and upfront fees for this Credit Facility. The interest rate as of December 31, 2010 and 2009, for the term loan was 4.5%.

The obligations of the Company under the Credit Agreement are collateralized by substantially all assets.

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

Capital Lease Obligation — In June 2007, the Company entered into a master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which are payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. As of December 31, 2010 and 2009, the Company had $3,891 and $6,763, respectively, of outstanding capital leases. The weighted average interest rate implicit in the leases as of December 31, 2010 and 2009, was 4.2% and 4.5%, respectively.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future principal payments on debt and outstanding capital leases as of December 31, 2010, are as follows:

		Capital Lease
Year Ending December 31,	Debt	Obligations

2011	$300	$2,713
2012	300	1,301
2013	4,725	—
2014	—	—
Thereafter	—	—

Total	5,325	4,014
Less: imputed interest		(123)

Present value of future minimum lease payments		3,891
Less current portion	(300)	(2,609)

Long-term portion	$5,025	$1,282

The Company’s borrowings are collateralized by substantially all assets.

Interest paid was $873, $836, and $324 for the years ended December 31, 2010, 2009, and 2008, respectively.

11.	INTEREST RATE SWAP DERIVATIVE

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

The swap had a notional amount of $5,850 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the September 30, 2008, issuance of the Term Loan due September 30, 2028. We pay a fixed rate of 4.55% and receive a variable rate based on one month LIBOR. The fair value of derivatives as of December 31, 2010 and 2009, is summarized in the following table.

	Liability Derivatives
		Fair Value as of December 31,
	Balance Sheet Location	2010	2009

Interest rate contracts	Interest rate derivative liability	$490	$291

Total derivatives		$490	$291

The effect of derivative instruments on the consolidated statements of operations is summarized in the following table.

		(Loss) Recognized in	Gain Recognized in	(Loss) Recognized in
		Earnings for the	Earnings for the	Earnings for the
	Location of (Loss) Gain	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	Recognized in Earnings	2010	2009	2008

Interest rate contracts	(Loss) gain on interest rate derivative contract	$(199)	$590	$(881)

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

						Maturity	Fair Value
		Notional			Fiscal Year	(Fiscal	as of December 31,
Description	Borrowing	Amount	Receive	Pay	Entered Into	Year)	2010

Interest rate swap
— variable to fixed	Interest on Term Loan	$5,325	LIBOR	4.55% Fixed	2008	2028	$(490)

12.	PREFERRED STOCK

The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2010 and 2009, no shares of preferred stock were outstanding.

13.	COMMON STOCK AND WARRANTS

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

The Company’s outstanding preferred stock was converted into common stock in 2007 and, accordingly, all warrants to purchase preferred stock were converted into warrants to purchase common stock. During the year ended December 31, 2008, warrant holders exercised using the net issue exercise provision resulting in 29 shares of common stock issued to the warrant holder on the exercise of 32 warrants. No warrants were exercised during the year ended December 31, 2010 and 2009.

Shares Reserved for Future Issuance — The Company has reserved shares of common stock for future issuance of stock award plans of 4,912 and 4,615 for the years ended December 31, 2010 and 2009, respectively.

14.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock award plans provide the opportunity for employees, consultants, and directors to be granted options to purchase, receive share awards, or make direct purchases of shares of the Company’s common stock, up to 20,000 shares of which 3,712 shares have been reserved for future issuance as of December 31, 2010. Options granted under the plan may be incentive stock options or non-qualified stock options under the applicable provisions of the Internal Revenue Code.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the board of directors and the Company’s stockholders approved the 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”). Options granted under this plan may be incentive stock options or non-qualified stock options under the applicable provisions of the Internal Revenue Code. The 2007 Stock Option Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2007 Stock Option Plan. The annual increase will be added on the first day of each fiscal year starting January 1, 2008, inclusive, and will be equal to the lesser of (i) 5.0% of the number of then-outstanding shares of stock and of the preceding December 31 and (ii) a number as determined by the board of directors. On January 1, 2010 and 2009, another 995 and 1,105 options, respectively, became available for grant under this evergreen provision.

Incentive stock options are granted with exercise prices at or above the fair value of the Company’s common stock at the grant date as determined by the Board of Directors. Incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock are granted with exercise prices at 110% of the fair value of the Company’s common stock at the date of the grant. Non-qualified stock options may be granted with exercise prices up to the fair value of the Company’s common stock on the date of the grant, as determined by the Board of Directors. All options granted vest over a range of one to four years and have contractual terms of between five and ten years. Options granted typically vest 25% per year over a total of four years at each anniversary, with the exception of options granted to members of the board of directors, which vest on a quarterly basis over a total of four years or vest on an annual basis over one year.

Pursuant to stock option awards granted under the 2007 Stock Option Plan, unvested stock options awarded under these awards shall become accelerated by a period of one year upon the consummation of an acquisition of the Company. For purposes of these agreements, an acquisition is defined as: (i) the sale of the Company by merger in which its shareholders in their capacity as such no longer own a majority of the outstanding equity securities of the Company; (ii) any sale of all or substantially all of the assets or capital stock of the Company; or (iii) any other acquisition of the business of the Company, as determined by its board of directors.

As of December 31, 2010 and 2009, there were approximately 1,298 and 1,151 shares, respectively, available for grant under all of the Company’s stock award plans.

The following table presents the stock option activity for the year ended December 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding — January 1, 2010	3,432	$21.62
Granted	762	37.12
Exercised	(604)	12.47
Forfeited	(269)	32.69

Outstanding — as of December 31, 2010	3,321	$25.94	7.4	$50,423

Exercisable — as of December 31, 2010	1,569	$19.19	6.3	$34,315

Vested and expected to vest as of December 31, 2010	3,112	$25.48	7.4	$48,638

Weighted-average fair value of options granted for the year ended December 31, 2010		$19.06

The Company recorded compensation expense of $11,765, $8,314, and $5,558, for the years ended December 31, 2010, 2009, and 2008, respectively. There was an impact of $9,245, $2,505 and $526 on the athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation in the consolidated statements of cash flows relating to excess tax benefits on the federal and state tax level that have been realized as a reduction in taxes payable for the year ended December 31, 2010, 2009, and 2008, respectively.

The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.5% - 3.0%	1.9% - 3.0%	1.9% - 3.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option term (years)	6.25	6.25	6.25
Expected stock volatility	45% - 52%	48% - 53%	48% - 54%

The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

The weighted average expected option term reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We have utilized this methodology for the year ended December 31, 2010, due to the short length of time our common stock has been publicly traded. The resulting fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities of a group of peer companies to support the assumptions used in its calculations. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions. Starting January 1, 2011, the Company will begin to use its own volatility and weighted average expected option term.

As of December 31, 2010 and 2009, there was $26,400 and $25,474, respectively, of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

Summary of Employee Stock Option Exercises — The weighted average fair value of stock options granted during fiscal 2010, 2009, and 2008, was $19.06, $14.56, and $16.52, respectively. Cash received from stock option exercises during the years ended December 31, 2010, 2009, and 2008, was $7,527, $1,895 and $4,918, respectively. Employees purchased 604 shares, 488 shares, and 991 shares, respectively, for fiscal 2010, 2009, and 2008. The Company generally issues previously unissued shares for the exercise of stock options; however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future. The intrinsic value of shares purchased during fiscal 2010, 2009, and 2008, was $15,215, $16,547, and $25,932, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Restricted Stock Units

The 2007 Stock Option Plan also allows for granting of restricted stock unit awards under the terms of the plan. Majority of restricted units vest in four equal, annual installments on the anniversaries of the vesting start date or in four equal, quarterly installments on anniversaries of the vesting date. The Company estimated athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the restricted stock units using the market price of its common stock on the date of the grant. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period. The following table presents the restricted stock unit activity for the year ended December 31, 2010.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding — January 1, 2010	—	$—
Granted	308	35.10
Vested	(1)	30.00
Forfeited	(15)	36.78

Outstanding — as of December 31, 2010	292	$35.24

As of December 31, 2010, $8,506 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 3.4 years. Stock-based compensation expense of $2,300 was recorded for restricted stock units during the year ended December 31, 2010. The fair value of restricted stock awards vested was not material in fiscal year 2010. There were no restricted stock units outstanding during the years ended December 31, 2009 and 2008.

Employee Stock Purchase Plan

In 2007, the Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the board of directors and approved by the stockholders. A total of 500 shares of common stock has been reserved for future issuance to participating employees under the 2007 ESPP. Employees may authorize deductions from 1% to 10% of compensation for each payroll period during the offering period. On February 8, 2008, the board of directors approved an amendment to the Company’s 2007 ESPP. Under the terms of the amendment to the 2007 ESPP, the purchase price shall be equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. On May 1, 2008, the board of directors approved another amendment to the 2007 ESPP, which allows employees, officers, and directors of the Company’s subsidiary, athenahealth Technology Private Limited, to participate in the 2007 ESPP. The expense for the years ended December 31, 2010, 2009, and 2008, was $412, $388 and $172, respectively.

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense for the years ended December 31, 2010, 2009, and 2008, are as follows (no amounts were capitalized):

	Year Ended December 31,
	2010	2009	2008

Stock-based compensation charged to:
Direct operating costs	$2,298	$1,589	$872
Selling and marketing	3,509	2,126	1,383
Research and development	2,014	1,015	1,086
General and administrative	6,656	3,584	2,217

Total	$14,477	$8,314	$5,558

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	INCOME TAXES

The components of the Company’s income tax provision (benefit) for the years ended December 31, 2010, 2009, and 2008, are as follows:

	2010	2009	2008

Current Provision:
Federal	$6,194	$174	$(16)
State	3,141	2,706	647
Foreign	49	31	—

	9,384	2,911	631

Deferred Provision:
Federal	1,284	6,527	34
State	(272)	(609)	9
Valuation allowance reversal	—	—	(23,876)

	1,012	5,918	(23,833)

Total income tax provision (benefit)	$10,396	$8,829	$(23,202)

During the year ended December 31, 2010, the Company utilized tax federal and state net operating loss (“NOL”) carryforwards to reduce the current tax provision by $4,611 and $0, respectively. During the year ended December 31, 2009, the Company utilized tax federal and state net operating loss carryforwards to reduce the current tax provision by $8,246 and $21, respectively. The Company recognized an alternative minimum tax expense for the year ended December 31, 2010, 2009, and 2008. During the year ended December 31, 2008, the Company utilized tax net operating loss carryforwards to reduce the current tax provision by $7,797.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred income taxes as of December 31, 2010 and 2009, are as follows:

	2010	2009

Deferred tax assets:
Federal net operating loss carryforward	$2,181	$4,851
State net operating loss carryforward	211	151
Research and development tax credits	1,296	881
Allowance for doubtful accounts	894	611
Deferred rent obligation	2,046	2,346
Stock compensation	5,908	3,197
Other accrued liabilities	1,184	920
Deferred revenue	10,380	10,395
Other	766	422

Total gross deferred tax assets	24,866	23,774
Valuation allowance	(211)	—

Total deferred tax assets	24,655	23,774

Deferred tax liabilities:
Intangibles	(4,849)	(5,527)
Capitalized software development	(1,445)	(924)
Property and equipment	(3,510)	(1,412)
Investments	(9)	(17)
Other	(27)	(66)

Total deferred tax liabilities	(9,840)	(7,946)

Net deferred tax assets	$14,815	$15,828

The Company classifies its deferred tax assets and liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to NOLs, is classified according to the expected reversal date. The Company booked a valuation allowance against certain state net operating losses related to Anodyne. The Company evaluated the ability to utilize the losses and determined they could not meet the more likely than not standard of utilizing the losses.

As of December 31, 2010, the Company had federal and state NOLs of approximately $37,929 (which includes $31,513 of NOLs from stock-based compensation) and $5,363 (which includes $1,752 of NOLs from stock-based compensation), respectively, to offset future federal and state taxable income. The state NOLs expire at various times from 2011 through 2030, and the federal NOLs expire at various times from 2017 through 2028. As of December 31, 2009, the Company had federal and state NOLs of approximately $55,895 (which includes $41,627 of NOLs from stock-based compensation) and $16,549 (which includes $14,717 of NOLs from stock-based compensation), respectively, to offset future federal and state taxable income.

The Company has generated NOLs from stock-based compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than as a reduction of income tax provision. During the years ended December 31, 2010, 2009, and 2008, the Company realized excess tax benefits from federal and state tax deductions of $9,245, $2,505 athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $526, respectively, which was credited to additional paid-in capital. As of December 31, 2010, the amount of unrecognized federal and state excess tax benefits is $10,715 and $96, respectively, which will be credited to additional paid-in capital when realized.

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. Based on the consideration of the weight of the positive and negative evidence, the Company concluded that as of December 31, 2008, there was sufficient positive evidence that its deferred tax assets will be fully utilized. Accordingly, the remaining valuation allowance was reversed as of December 31, 2008. As of December 31, 2010, the Company continues to believe that it is more likely than not that the deferred tax assets will be fully realized, except for certain state net operating losses relating to Anodyne as discussed above.

The Company’s federal research and development tax credit carryforward as of December 31, 2010 and 2009, was $1,296 and $881, respectively. This credit is available to offset future federal and state taxes and expire at various times through 2030.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31:

	2010	2009	2008

Income tax computed at federal statutory tax rate	34%	34%	34%
State taxes net of federal benefit	6%	8%	9%
Research and development credits	(1)%	(1)%	(2)%
Permanent differences	5%	8%	8%
Valuation allowance	1%	0%	(328)%

Total	45%	49%	(279)%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008

Beginning uncertain tax benefits	$986	$301	$610
Prior year — decreases	0	0	(365)
Prior year — increases	93	18	—
Current year — increases	531	667	56

Total	$1,610	$986	$301

Included in the balance of unrecognized tax benefits at December 31, 2010, are $1,074 of tax benefits that, if recognized, would affect the effective tax rate. Included in the 2009 year increases was $627 of unrecognized tax benefits which the Company acquired through its acquisition of Anodyne. The Company does not expect unrecognized tax benefits will significantly change within 12 months of the reporting date.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For state tax purposes, the tax years 1997 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which years primarily resulted in carryforward attributes that may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company recently concluded an Internal Revenue Service audit for tax years 2006 through 2008. The closing of this audit resulted in no change to the income tax benefit (provision) or previously recorded net operating loss carryforwards.

16.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement savings plan (the “401(k) Plan”), under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and non-forfeitable. The Company may make a discretionary contribution in any year, subject to authorization by the Company’s Board of Directors. During the years ended December 31, 2010, 2009, and 2008, the Company’s contributions to the Plan were $1,170, $901, and $673, respectively.

17.	COMMITMENTS AND CONTINGENCIES

On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al., Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed on U.S. Patent No. 5,483,443 with a listed issue date of January 9, 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. The Company and other several defendants filed motions to dismiss the complaint. On February 11, 2011, the Court issued an Order granting-in-part and denying-in-part the motions to dismiss. The Court ordered the plaintiff to replead certain claims within fourteen days of the Order.

On November 24, 2010, several defendants filed (i) a motion for summary judgment of invalidity against the patent-in-suit on the basis that it claims only non-patentable subject matter; and (ii) a motion to stay all proceedings pending the resolution of the motion for summary judgment. The Company filed a motion to join in the motion to stay the proceedings. The motions are fully briefed and awaiting a decision by the Court.

The case is currently in the discovery phase. A claim construction hearing is scheduled for November 11, 2011. Trial is scheduled for June 11, 2012.

The Company is being indemnified in this lawsuit from and against any liability and reasonable costs, including attorneys fees, incurred by the Company in its defense, pursuant to a license agreement with its vendor.

The Company believes that it has meritorious defenses to the lawsuit and continues to contest it vigorously.

On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al, Civil Action No. 1:10-cv-10477. On June 3, 2010, the court appointed Waterford Township General Employees Retirement System as the lead plaintiff. On August 2, 2010, the lead plaintiff filed an amended complaint. The amended complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concern, athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other things, the amortization period for deferred implementation revenues. The amended complaint seeks unspecified damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on October 1, 2010, and a reply brief in further support of the motion to dismiss the amended complaint on December 30, 2010. We believe that we have meritorious defenses to the amended complaint, and we will contest the claims vigorously.

In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. There are no accruals for such claims recorded at December 31, 2010.

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

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information follows for the year ended December 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenue:
Business services	$52,565	$56,399	$61,087	$67,094	$237,145
Implementation and other	1,912	2,153	2,056	2,272	8,393

Total revenue	54,477	58,552	63,143	69,366	245,538

Expenses:
Direct operating costs	23,519	24,101	24,543	24,419	96,582
Selling and marketing	12,060	12,693	13,233	14,689	52,675
Research and development	4,074	4,824	4,645	4,905	18,448
General and administrative	11,677	11,403	10,390	9,649	43,119
Depreciation and amortization	2,420	2,657	2,869	3,171	11,117

Total expenses	53,750	55,678	55,680	56,833	221,941

Operating income	727	2,874	7,463	12,533	23,597

Other income (expense):
Interest income	78	66	75	90	309
Interest expense	(217)	(118)	(102)	(316)	(753)
(Loss) gain on interest rate derivative contract	(60)	(304)	(111)	276	(199)
Other income	30	33	33	50	146

Total other (expense) income	(169)	(323)	(105)	100	(497)

Income before income tax (provision) benefit	558	2,551	7,358	12,633	23,100
Income tax (provision) benefit	(281)	(1,253)	(3,532)	(5,330)	(10,396)

Net income	277	1,298	3,826	7,303	12,704

Net income per share — basic	$0.01	$0.04	$0.11	$0.21	$0.37

Net income per share — diluted	$0.01	$0.04	$0.11	$0.21	$0.36

Weighted average shares used in computing net income per share:
Basic	34,014	34,106	34,174	34,419	34,181
Diluted	35,201	35,019	35,156	35,278	35,204

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected quarterly financial information follows for the year ended December 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenue:
Business services	$39,895	$44,429	$45,609	$53,297	$183,230
Implementation and other	1,133	1,219	1,796	1,149	5,297

Total revenue	41,028	45,648	47,405	54,446	188,527

Expenses:
Direct operating costs	18,561	19,397	19,942	21,117	79,017
Selling and marketing	6,999	8,888	8,963	9,222	34,072
Research and development	3,181	3,439	3,748	3,980	14,348
General and administrative	8,201	8,394	9,732	9,784	36,111
Depreciation and amortization	1,639	1,798	2,098	2,232	7,767

Total expenses	38,581	41,916	44,483	46,335	171,315

Operating income	2,447	3,732	2,922	8,111	17,212

Other income (expense):
Interest income	402	320	216	78	1,016
Interest expense	(174)	(283)	(270)	(241)	(968)
(Loss) gain on interest rate derivative contract	192	308	(125)	215	590
Other income	36	79	96	44	255

Total other income (expense)	456	424	(83)	96	893

Income before income tax (provision) benefit	2,903	4,156	2,839	8,207	18,105
Income tax (provision) benefit	(1,365)	(1,912)	(1,673)	(3,879)	(8,829)

Net income	1,538	2,244	1,166	4,328	9,276

Net income per share — basic	$0.05	$0.07	$0.03	$0.13	$0.28

Net income per share — diluted	$0.04	$0.06	$0.03	$0.12	$0.27

Weighted average shares used in computing net income per share:
Basic	33,418	33,527	33,610	33,785	33,584
Diluted	34,814	34,822	34,900	35,133	34,917