Form 10-Q
period 2011-03-31
ATHENAHEALTH INC
filed 2011-04-29
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2011, the registrant had 34,871,353 shares of common stock, par value $0.01 per share, outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$45,582	$35,944
Short-term investments	57,152	80,231
Accounts receivable — net	42,714	36,870
Deferred tax assets	4,347	3,856
Prepaid expenses and other current assets	8,327	6,749

Total current assets	158,122	163,650
Property and equipment — net	31,423	31,899
Restricted cash	5,804	8,691
Software development costs — net	4,225	3,642
Purchased intangibles — net	12,191	12,651
Goodwill	22,450	22,450
Deferred tax assets	10,332	10,959
Investments and other assets	24,510	7,228

Total assets	$269,057	$261,170

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,666	$2,909
Accounts payable	2,648	559
Accrued compensation	12,585	19,178
Accrued expenses	10,404	10,981
Current portion of deferred revenue	5,364	4,978
Interest rate derivative liability	425	490
Current portion of deferred rent	1,522	1,497

Total current liabilities	35,614	40,592
Deferred rent, net of current portion	5,583	5,960
Deferred revenue, net of current portion	38,006	35,661
Other long-term liabilities	1,821	1,897
Debt and capital lease obligations, net of current portion	5,757	6,307

Total liabilities	86,781	90,417

Commitments and contingencies (note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock; $0.01 par value: 125,000 shares authorized; 36,106 shares issued, and 34,828 shares outstanding at March 31, 2011; 35,808 shares issued and 34,530 shares outstanding at December 31, 2010	361	358
Additional paid-in capital	208,586	200,339
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income	50	28
Accumulated deficit	(25,521)	(28,772)

Total stockholders’ equity	182,276	170,753

Total liabilities and stockholders’ equity	$269,057	$261,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Business services	$67,486	$52,565
Implementation and other	2,444	1,912

Total revenue	69,930	54,477

Expense:
Direct operating	27,270	23,519
Selling and marketing	16,941	12,060
Research and development	5,079	4,074
General and administrative	11,719	11,677
Depreciation and amortization	3,398	2,420

Total expense	64,407	53,750

Operating income	5,523	727

Other income (expense):
Interest income	107	78
Interest expense	(177)	(217)
Gain (loss) on interest rate derivative contract	65	(60)
Other income	38	30

Total other income (expense)	33	(169)

Income before income taxes	5,556	558
Income tax provision	(2,305)	(281)

Net income	$3,251	$277

Net income per share — Basic	$0.09	$0.01

Net income per share — Diluted	$0.09	$0.01

Weighted average shares used in computing net income per share
Basic	34,678	34,014
Diluted	35,657	35,201
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,251	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,858	2,880
Amortization of premiums on investments	381	381
Provision for uncollectible accounts	259	213
Excess tax benefit from stock-based awards	(2,175)	—
Deferred income tax	136	152
Increase in fair value of contingent consideration	114	304
Stock-based compensation expense	4,005	2,784
(Gain) loss on interest rate derivative contract	(65)	60
Changes in operating assets and liabilities:
Accounts receivable	(6,103)	(1,122)
Prepaid expenses and other current assets	542	(1,808)
Other long-term assets	79	(153)
Accounts payable	2,124	(392)
Accrued expenses	(4,802)	(4,121)
Deferred revenue	2,731	1,964
Deferred rent	(352)	(300)

Net cash provided by operating activities	3,983	1,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(1,469)	(703)
Purchases of property and equipment	(2,067)	(6,836)
Proceeds from sales or disposals of property and equipment	—	362
Proceeds from sales and maturities of investments	54,054	20,750
Purchases of short-term and long-term investments	(48,766)	(27,691)
Decrease in restricted cash	2,887	332

Net cash provided by (used in) investing activities	4,639	(13,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	2,125	3,269
Excess tax benefit from stock-based awards	2,175	—
Payment of contingent consideration accrued at acquisition date	(2,558)	—
Payments on long-term debt and capital lease obligations	(793)	(887)

Net cash provided by financing activities	949	2,382

Effects of exchange rate changes on cash and cash equivalents	67	13

Net increase (decrease) in cash and cash equivalents	9,638	(10,272)
Cash and cash equivalents at beginning of period	35,944	30,526

Cash and cash equivalents at end of period	$45,582	$20,254

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payable and accrued expenses	$179	$229

Supplemental disclosures — Cash paid for interest	$177	$117

Supplemental disclosures — Cash paid for taxes	$241	$983

Property and equipment acquired under capital leases	$—	$362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2011, and the results of operations for the three month period ended March 31, 2011 and 2010 and cash flows for the three month period ended March 31, 2011 and 2010. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates.
     The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011.
2. RECENT ACCOUNTING PRONOUNCEMENTS
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
     The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Net income	$3,251	$277

Weighted average shares used in computing basic net income per share	34,678	34,014

Net income per share — basic	$0.09	$0.01

Net income	$3,251	$277

Weighted average shares used in computing basic net income per share	34,678	34,014
Effect of dilutive securities	979	1,187

Weighted average shares used in computing diluted net income per share	35,657	35,201

Net income per share — diluted	$0.09	$0.01

     The computation of diluted net income per share does not include 909 and 963 stock options for the three months ended March 31, 2011, and March 31, 2010, respectively, because their inclusion would have an antidilutive effect on net income per share.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
4. COMPREHENSIVE INCOME
     Comprehensive income was as follows for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Net income	$3,251	$277
Unrealized holding loss on available-for-sale investments	(10)	(55)
Foreign currency translation adjustment	32	17

Total comprehensive income	$3,273	$239

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
     As of March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents as of March 31, 2011 and December 31, 2010, are money market fund investments of $26,215 and $10,799, respectively, which are reported at fair value.
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
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. Investments include $22,985 of long-term U.S. government backed securities that have been classified in investments and other assets on the condensed consolidated balance sheet at March 31, 2011. Investments include $3,500 of long-term U.S. government backed securities and $2,081 of long-term corporate bonds that have been classified in investments and other assets on the condensed consolidated balance sheet at December 31, 2010.

	Fair Value Measurements as of March 31, 2011, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$26,215	$—	$—	$26,215
Available-for-sale investments:
Commercial Paper	—	8,247	—	8,247
Corporate bonds	—	45,904	—	45,904
U.S. government backed securities	—	25,986	—	25,986

Total assets	$26,215	$80,137	$—	$106,352

Accrued contingent consideration	$—	$—	$(2,211)	$(2,211)
Interest rate derivative contract	—	(425)	—	(425)

Total liabilities	$—	$(425)	$(2,211)	$(2,636)

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

	Fair Value Measurements as of December 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,799	$—	$—	$10,799
Corporate bonds	—	577	—	577
Available-for-sale investments:
Commercial Paper	—	29,642	—	29,642
Corporate bonds	—	40,676	—	40,676
U.S. government backed securities	—	15,494	—	15,494

Total assets	$10,799	$86,389	$—	$97,188

Accrued contingent consideration	$—	$—	$(4,655)	$(4,655)
Interest rate derivative contract	—	(490)	—	(490)

Total liabilities	$—	$(490)	$(4,655)	$(5,145)

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
     There were no transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2011 and 2010, respectively. It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period however there have been no such transfers during the three months March 31, 2011, or the year ended December 31, 2010, respectively.
     Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in the consolidated statement of operations. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of March 31, 2011 and December 31, 2010, the Company has accrued a liability of $2,211 and $4,655, respectively, for the estimated fair value of contingent considerations estimated to be payable upon the acquired company reaching specific performance metrics over the initial three years of operation after acquisition. There are two separate elements that make up the contingent consideration.
     The first potential contingent consideration ranges from zero to $4,800 and is payable in one installment based upon operational performance for the year ended December 31, 2010. Based on the actual operational performance for the year ended December 31, 2010, the Company had accrued $2,400 relating to the first potential contingent consideration which was paid in March of 2011.
     The second potential contingent consideration ranges from zero to $2,900 and is payable in quarterly installments based upon the cross selling of the Company’s services into the acquired company’s customer base for the years ended December 31, 2010 and 2011, and the six-month period ending June 30, 2012. Any amounts not earned in the first potential contingent consideration can be earned under the second potential contingent consideration in excess of the initial $2,900 bringing the total potential contingent consideration to $5,300. At March 31, 2011, key assumptions relating to the second potential contingent consideration include a discount rate of 20% and a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. At December 31, 2010, key assumptions relating to the second potential contingent consideration include a discount rate of 21% and a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. The change in these assumptions were caused by the expected results from 2011 and 2012 operations and resulted in an increase of $114 in the fair value of the total contingent consideration during the three months ended March 31, 2011. The Company paid $158 during the three months ended March 31, 2011, under the terms of the second potential contingent consideration. No amounts were paid under either contingent consideration in the three months ended March 31, 2010.

Accrued contingent consideration balance as of January 1, 2010	$5,100
Increase in fair value of contingent consideration	304

Accrued contingent consideration balance as of March 31, 2010	$5,404

Accrued contingent consideration balance as of January 1, 2011	$4,655
Payments of contingent consideration	(2,558)
Increase in fair value of contingent consideration	114

Accrued contingent consideration balance as of March 31, 2011	$2,211

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
6. INVESTMENTS
     The summary of available-for-sale securities as of March 31, 2011, is as follows:

	Amortized Cost	Gross Unrealized Gains (Loss)	Fair Value
Commercial paper	$8,238	$9	$8,247
Corporate bonds	45,915	(11)	45,904
U.S. government backed securities	26,006	(20)	25,986

Total	$80,159	$(22)	$80,137

     Investments include $22,985 of long-term U.S. government backed securities that have been classified in investments and other assets on the condensed consolidated balance sheet at March 31, 2011.
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
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The summary of outstanding debt and capital lease obligations is as follows:

	As of March 31, 2011	As of December 31, 2010
Term loan	$5,250	$5,325
Capital lease obligation	3,173	3,891

	8,423	9,216
Less current portion of long-term debt and capital lease obligations	(2,666)	(2,909)

Long-term debt and capital lease obligations, net of current portion	$5,757	$6,307

     2008 Term and Revolving Loans — On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term loan facility matures on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. As of March 31, 2011, there were no amounts outstanding under the revolving credit facility. On September 30, 2008, the Company borrowed a total of $6,000 under the term loan facility for general working capital purposes. The term loan has a 5 year term which is payable quarterly starting March 31, 2009, for $75 each quarter. The Company has the option to extend the loan, subject to agreement of the lender, at the end of the 5 year term.
     The revolving credit loan facility and term loan facility bear interest, at the Company’s option, at either (i) the financial institution’s London Interbank Offered Rate (“LIBOR”), or (ii) the higher of (a) the Federal Funds Rate plus 0.50% or (b) the financial institution’s prime rate (the higher of the two being the “Base Rate”). For term loans, these rates are adjusted down 100 basis points athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
for Base Rate loans and up 100 basis points for LIBOR loans. For revolving credit loans, a margin is added to the chosen interest rate that is based on the Company’s consolidated leverage ratio, as defined in the Credit Agreement, which margin can range from 100 to 275 basis points for LIBOR loans and from 0 to 50 basis points for Base Rate loans. A default rate shall apply on all obligations in the event of a default under the Credit Agreement at a rate per annum equal to 2% above the applicable interest rate. The Company was also required to pay commitment fees and upfront fees for this Credit Facility. The interest rate as of March 31, 2011, and December 31, 2010, for the term loan was 4.5%.
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
     Capital Lease Obligations — In June 2007, the Company entered into a master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which is payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. At March 31, 2011 and December 31, 2010, the Company had $3,173 and $3,891, respectively, of outstanding capital leases. As of March 31, 2011, the weighted average interest rate implicit in the leases was 4.1%.
8. INTEREST RATE SWAP
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
     The swap had a notional amount of $5,850 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the September 30, 2008, issuance of the Term Loan due September 30, 2028. We pay a fixed rate of 4.5% and receive a variable rate based on one month LIBOR. The fair value of derivatives as of March 31, 2011, and December 31, 2010, is summarized in the following table.

		Fair Value as of
	Liability Derivatives	March 31,	December 31,
	Balance Sheet Location	2011	2010
Interest rate derivative contract	Interest rate derivative liability	$425	$490

Total derivative		$425	$490

     The effect of derivative instruments on the consolidated statement of operations is summarized in the following table.

		Gain Recognized in	(Loss) Recognized in
	Location of Gain (Loss)	Earnings for Three Months	Earnings for Three Months
	Recognized in Earnings	Ended March 31, 2011	Ended March 31, 2010
Interest rate contracts	Gain (loss) on interest rate derivative contract	$65	$(60)

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     Derivatives are carried at fair value, as determined using standard valuation models, and are adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The following is a description/summary of the derivative financial instrument we have entered into to manage the interest rate exposure:

		Remaining				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	March 31, 2011
Interest rate swap — variable to fixed	Interest on Term Loan	$5,250	LIBOR	4.55% fixed	2008	2028	$(425)
9. COMMITMENTS AND CONTINGENCIES
     On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al., Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed on U.S. Patent No. 5,483,443 with a listed issue date of January 9, 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. The Company and other several defendants filed motions to dismiss the complaint. On February 11, 2011, the Court issued an Order granting-in-part and denying-in-part the motions to dismiss. The Court ordered the plaintiff to replead certain claims within fourteen days of the Order, and the plaintiff filed its amended complaint on February 23, 2011. The Company filed its answer to the amended complaint and declaratory judgment counterclaims of non-infringement, invalidity, and unenforceability on March 9, 2011.
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
     On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al, Civil Action No. 1:10-cv-10477. On June 3, 2010, the court appointed Waterford Township General Employees Retirement System as the lead plaintiff. On August 2, 2010, the lead plaintiff filed an amended complaint. The amended complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concern, among other things, the amortization period for deferred implementation revenues. The amended complaint seeks unspecified damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on October 1, 2010, and a reply brief in further support of the motion to dismiss the amended complaint on December 30, 2010. The Company believes that it has meritorious defenses to the amended complaint and will contest the claims vigorously.
     On March 17, 2011, a complaint was filed by PPS Data, LLC naming the Company and several other defendants in a patent infringement case (PPS Data, LLC v. Allscripts Healthcare Solutions, Inc. et al, Civil Action No. 3:11-CU-273-J-99MMH-TEM, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed on U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002 entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims.” The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On April 14, 2011, the Company filed a motion to dismiss, or, in the alternative a motion for summary judgment. The Company believes that it has meritorious defenses to the complaint and will contest the claims vigorously.
     In addition, from time to time the Company may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company does not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. There are no accruals for such claims recorded at March 31, 2011.

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
     Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the heading Part I, Item 1A “Risk Factors” and any set forth below under Part II, Item 1A, “Risk Factors.”
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
     For the three months ended March 31, 2011, we generated revenue of $69.9 million from the sale of our services compared to $54.5 million for the three months ended March 31, 2010. In 2010, we generated revenue of $245.5 million from the sale of our services compared to $188.5 million in 2009. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue typically lead to greater operating income.

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
     Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, software development costs, share-based compensation, and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 18, 2011. For recent accounting pronouncements, please refer to Note 2.
Financial Operations Overview
     Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle, clinical cycle, patient cycle and Anodyne Analytics offerings and from implementation and other services. Implementation and other revenue consists primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% and 96% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians and other medical providers, the services used by the practice, and other medical providers, and our contracted rates. We expect to increase the number of physician practices we serve through increased sales and marketing expense, and we expect our existing clients to use more of our services through cross-selling efforts and growth in the number of combined services sales. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these products will necessarily follow historical patterns. Implementation and other revenue is largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three months ended March 31, 2011, and March 31, 2010.
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
     Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales and support personnel to add new clients and increase sales to our existing clients and expanding awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, sales and marketing expense will increase in absolute terms and will increase as a percentage of total revenue in the near-term.
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

Results of Operations
     Comparison of the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	Amount	Amount	Change
	2011	2010	Amount	Percent
	(in thousands)
Business services	$67,486	$52,565	$14,921	28%
Implementation and other	2,444	1,912	532	28%

Total revenue	$69,930	$54,477	$15,453	28%

     Revenue. Total revenue for the three months ended March 31, 2011, was $69.9 million, an increase of 28% over revenue of $54.5 million for the three months ended March 31, 2010. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended March 31, 2011, was $67.5 million, an increase of $14.9 million, or 28%, over revenue of $52.6 million for the three months ended March 31, 2010. This increase was primarily due to the growth in the number of physicians and other medical providers using our services. The summary of changes in the physicians and active medical providers using our revenue cycle management service, athenaCollector, clinical cycle management service, athenaClinicals, and patient cycle management service, athenaCommunicator are as follows:

	Three Months Ended March 31,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Physicians — revenue cycle management service	19,778	16,369	3,409	21%
Active medical providers — revenue cycle management service	27,944	23,978	3,966	17%

Physicians — clinicals cycle management service	2,910	1,275	1,635	128%
Active medical providers — clinicals cycle management service	4,161	1,867	2,294	123%

Physicians — patient cycle management service	934	348	586	168%
Active medical providers — patient cycle management service	1564	513	1,051	205%
     Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. Total collections generated by these physicians and other medical providers that were posted for the three months ended March 31, 2011, was $1.6 billion, an increase of $0.3 billion over posted collections of $1.3 billion for the three months ended March 31, 2010.
     Implementation and Other Revenue. Revenue from implementations and other sources was $2.4 million for the three months ended March 31, 2011, an increase of $0.5 million, or 28%, over revenue of $1.9 million for the three months ended March 31, 2010. This increase was driven by new client implementations and increased professional services for our larger client base as described above. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Three Months Ended March 31,
	2011	2010	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Direct operating costs	$27,270	$23,519	$3,751	16%
     Direct Operating Costs. Direct operating expense for the three months ended March 31, 2011, was $27.3 million, an increase of $3.8 million, or 16%, over costs of $23.5 million for the three months ended March 31, 2010. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The amount of collections processed for the three months ended March 31, 2011, was $1.6 billion, an increase of $0.3 billion over posted collections of $1.3 billion for the three months ended March 31, 2010. Direct operating employee-related costs increased $1.7 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This increase is primarily due to the 14% increase in headcount since March 31, 2010. We increased the professional services headcount in order to meet the current and anticipated demand for our services as our customer base and service offering has expanded to include larger medical groups.

	Three Months Ended March 31,
	2011	2010	Change
	Amount	Amount	Amount	Percent
	(in thousands)
Selling and marketing	$16,941	$12,060	$4,881	40%
Research and development	5,079	4,074	1,005	25%
General and administrative	11,719	11,677	42	0%
Depreciation and amortization	3,398	2,420	978	40%

Total	$37,137	$30,231	$6,906	23%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended March 31, 2011, was $16.9 million, an increase of $4.9 million, or 40%, over costs of $12.1 million for the three months ended March 31, 2010. This increase was primarily due to an increase in employee-related costs, stock-based compensation expense, internal sales commissions and external partner channel commission of $3.0 million due to an increase in headcount and external channel partners. Our sales and marketing headcount increased by 39% since March 31, 2010, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $1.9 million increase in travel-related expenses, consulting and other software licenses, online marketing, offline marketing and other marketing events.
     Research and Development Expense. Research and development expense for the three months ended March 31, 2011, was $5.1 million, an increase of $1.0 million, or 25%, over research and development expense of $4.1 million for the three months ended March 31, 2010. This increase was primarily due to a $1.0 million increase in employee-related costs and stock-based compensation expense due to an increase in headcount. Our research and development headcount increased 26% since March 31, 2010, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended March 31, 2011, remained relatively flat over general and administrative expenses of $11.7 million for the three months ended March 31, 2010. General and administrative expense for the three months ended March 31, 2011, included an increase of $1.0 million due to increase in employee-related costs due to an increase in headcount and an increase in stock-based compensation expense. Our general and administrative headcount increased by 11% since March 31, 2010, as we added personnel to support our growth. The three months ended March 31, 2010, included $1.0 million of non-recurring additional costs relating to our restatement.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2011, was $3.4 million, an increase of $1.0 million, or 40%, over depreciation and amortization expense of $2.4 million for the three months ended March 31, 2010. This was primarily due to higher depreciation from fixed asset expenditures in 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	Change
	Amount	Amount	Amount	Percent

Interest income	$107	$78	$29	(37)%
Interest expense	(177)	(217)	40	(18)
Gain (loss) on interest rate derivative contract	65	(60)	125	*
Other income	38	30	8	27

Total other income (expense)	$33	$(169)	$202	*

*	not meaningful

     Other Income (Expense). Interest income for the three months ended March 31, 2011, and 2010 was $0.1 million for each period. The interest income was related to the low interest rates during 2011 and 2010. Interest expense for the three months ended March 31, 2011, and 2010 was $0.2 million for each period. The loss on interest rate derivative for the three months ended March 31, 2010, was less than $0.1 million, compared to a gain on interest rate derivative for the three months ended March 31, 2011, of $0.1 million. The gain or loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument that was not designated a hedge. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.
     Income Tax Provision. We recorded a provision for income taxes for the three months ended March 31, 2011, of approximately $2.3 million compared to $0.3 million for the three months ended March 31, 2010. The decrease in our effective tax rate was due to a decrease in our state tax rate and a decrease in the effect of our permanent differences as percent of the overall rate.
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
     As of March 31, 2011 our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $102.7 million and long-term investments of $23.0 million. Our cash investments consist of corporate debt securities, U.S. Treasury and government agency securities, and commercial paper. As specified in our investment policy, we place our investments in instruments that meet high credit quality standards, the policy limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.
     Our total indebtedness was $8.4 million at March 31, 2011. We have an unused revolving credit facility in the amount of $15.0 million. The credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions. There was no balance outstanding on the revolving credit facility during the three months ended March 31, 2011, and 2010. The credit facility expires on September 30, 2011. In addition, we have a term loan facility used for general working capital needs. At March 31, 2011 we had $5.3 million outstanding on the term facility. The term facility matures on September 30, 2013. At March 31, 2011, there was a net present value of $3.2 million in aggregate principal amount outstanding under a series of capital leases with one finance company. Each of the leases are payable on a monthly basis through December 2012.
     The credit facility and term loan facility contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the Credit Agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the Credit Agreement. As of March 31, 2011, we were in compliance with all financial and non financial covenants under this agreement.
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
     Commitments
     We enter into various purchase commitments with vendors in the normal course of business. We had no material purchase commitments of capital assets at March 31, 2011. We believe that our existing sources of liquidity will be adequate to fund these purchases during next twelve months. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there has been no material losses related to such guarantees.

     Operating Cash Flow Activities

	For the Three Months Ended March 31,
	2011	2010
Net Income	$3,251	$277
Non-cash adjusments to net income	6,513	6,774
Cash provided in changes in operating assets and liabilities	(5,781)	(5,932)

Net cash provided by operating activities	$3,983	$1,119

     Cash flow from operations increased by $2.9 million to $4.0 million for the three months ended March 31, 2011, as compared to $1.1 million for the three months ended March 31, 2010. The increase is mainly attributable to increases in net income, add-backs of non-cash expense items, and decreases in cash used in changes in operating assets and liabilities. The increase in net income is primarily due to the growth in our customer base, stability in renewal rates with our existing customer base and increased adoption of our services, the associated increase in billings and collections, and selling additional services into our existing customer base. These increases are partially offset by an increase in operating expenses that require cash outlays such as salaries, higher commissions, direct operating expenses, and marketing expenses. These expenses increased in absolute terms but remain relatively consistent as a percentage of revenue. The increase in add-backs of non-cash expenses during the three months ended March 31, 2011 and 2010 are primarily due to increases in depreciation and amortization, stock-based compensation expense, and our provision for uncollectible accounts. This is off-set by an increase in excess tax benefits from stock-based awards. The increase in depreciation and amortization was primarily attributed to capital expenditures of $2.1 million during the three months ended March 31, 2011, and capital expenditures of $15.9 million during the year ended December 31, 2010. The increase in stock-based compensation expense is primarily due to the increase in the volume and the value of stock-based awards granted during 2011 over grants in 2010. The decrease to cash used in changes in operating assets and liabilities during the three months ended March 31, 2011, were due primarily to an increase in accounts receivable and a decrease in accrued expenses. Accounts receivable increased approximately $6.1 million to $42.7 million at March 31, 2011 as compared to $36.9 million as of December 31, 2010. The increase can be attributed to the timing of current billings and subsequent payment of those billings as of March 31, 2011 as compared to the same period and timing as of December 31, 2010. The decrease in accrued expenses relates to the timing of the payment of our annual bonuses.
     Investing Cash Flow Activities
     The cash provided by investing activities increased by $18.4 million to $4.6 million from cash used by investing activities of $13.8 million for the three months ended March 31, 2011, and 2010, respectively. Cash flows from investing activities consist primarily of purchases of property and equipment, capitalized software development costs and our investment activities. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. We purchased $2.1 million of property and equipment during the three months ended March 31, 2011. Our investment in software development consist of company managed-design, development, and testing of new application functionality with our less mature service offerings, which primarily include our athenaClinicals and athenaCommunicator service offerings. Our capitalized software development amounted to $1.5 million for the three months ended March 31, 2011. Restricted cash decreased $2.9 million due to payments made for contingent consideration relating to acquisitions completed in 2008 and 2009.
     Financing Cash Flow Activities
     The cash provided by financing activities decreased by $1.4 million to $1.0 million from $2.4 million for the three months ended March 31, 2011, and 2010, respectively. The decrease is attributable to payments of contingent consideration accrued at acquisition date relating to the Anodyne acquisition. This is offset by the proceeds from the exercise of stock options and the increase in the excess tax benefit from stock-based awards. We recorded a reduction in income tax liability of $2.2 million related to excess tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.
     Contractual Obligations
     We have contractual obligations under our equipment line of credit, revolving and term loans and we also maintain operating leases for property and certain office equipment. The following table summarizes our long-term contractual obligations and commitments as of March 31, 2011:

	Payments Due by Period
		Less than 1			After 5
	Total	Year	1 - 3 Years	4 -5 Years	years	Other
Long-term debt obligations	$5,250	$300	$4,950	$—	$—	$—
Capital lease obligations	3,173	2,366	807	—	—	—
Operating lease obligations	24,437	5,683	10,721	7,208	825	—
Other	1,610	—	—	—	—	1,610

Total	$34,470	$8,349	$16,478	$7,208	$825	$1,610

     These amounts exclude interest payments of $0.3 million that are due in the next three years on the capital lease obligations and $1.0 million that are due in the next four years on our long-term debt obligations.
     The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, headquarters; our Rome, Georgia, offices; our Alpharetta, Georgia, offices; and our Chennai, India, offices.
     Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of March 31, 2011, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
     As of March 31, 2011 and 2010, and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three months ended March 31, 2011, less than 1% of our expenses occurred in our subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and short-term investments totaling $102.7 million and long-term investments totaling $23.0 million at March 31, 2011. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     Interest Rate Risk. As of March 31, 2011, we had long-term debt and capital lease obligations totaling $8.4 million, which have both variable and fixed interest rate components. We have entered into an interest rate swap intended to mitigate variability in interest rate movements on our term loan. The swap has an amortizing notional amount over the swap agreement. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.

     The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at March 31, 2011.

		Remaining				Maturity
		Notional			Fiscal Year	(Fiscal	Fair Value at
Description	Underlying	Amount	Receive	Pay	Entered Into	Year)	March 31, 2011
Interest rate swap - variable to fixed	Interest on Term Loan	$5,250	LIBOR	4.55% fixed	2008	2028	$(425)
     At March 31, 2011, there were no amounts outstanding under the revolving credit facility; however, we can draw up to $15.0 million under this line of credit at any time. At March 31, 2011, there was $5.3 million outstanding on the term loan. If we had drawn the total available amount, and if the prime rate thereon had fluctuated by 10%, the interest expense would have fluctuated by approximately $0.1 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2011 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
     There were no changes in our internal control over financial reporting for the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al., Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed on U.S. Patent No. 5,483,443 with a listed issue date of January 9, 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. The Company and other several defendants filed motions to dismiss the complaint. On February 11, 2011, the Court issued an Order granting-in-part and denying-in-part the motions to dismiss. The Court ordered the plaintiff to replead certain claims within fourteen days of the Order, and the plaintiff filed its amended complaint on February 23, 2011. The Company filed its answer to the amended complaint and declaratory judgment counterclaims of non-infringement, invalidity, and unenforceability on March 9, 2011.
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
     On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al, Civil Action No. 1:10-cv-10477. On June 3, 2010, the court appointed Waterford Township General Employees Retirement System as the lead plaintiff. On August 2, 2010, the lead plaintiff filed an amended complaint. The amended complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concern, among other things, the amortization period for deferred implementation revenues. The amended complaint seeks unspecified damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on October 1, 2010, and a reply brief in further support of the motion to dismiss the amended complaint on December 30, 2010. The Company believes that it has meritorious defenses to the amended complaint and will contest the claims vigorously.
     On March 17, 2011, a complaint was filed by PPS Data, LLC naming the Company and several other defendants in a patent infringement case (PPS Data, LLC v. Allscripts Healthcare Solutions, Inc. et al, Civil Action No. 3:11-CU-273-J-99MMH-TEM, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed on U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002 entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims.” The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On April 14, 2011, the Company filed a motion to dismiss, or, in the alternative a motion for summary judgment. The Company believes that it has meritorious defenses to the complaint and will contest the claims vigorously.
     In addition, from time to time the Company may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company does not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors.
     During the three months ended March 31, 2011, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.

Item 4. (Removed and Reserved).
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     (a) Exhibits.

Exhibit
No.	Exhibit Index
†10.1*	Employment Agreement by and between the Registrant and Stephen Kahane, dated February 18, 2011.

†10.2(i)	The athenahealth Executive Plan.

#10.3*	Amendment No. 1 to Professional Services Agreement by and between the Registrant and International Business Machines Corporation, dated March 11, 2011.

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(i)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed February 22, 2011.

*	Filed herewith.

**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.
By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Timothy M. Adams
Timothy M. Adams
Chief Financial Officer, Senior Vice President

Date: April 29, 2011