Form 10-Q
period 2011-06-30
ATHENAHEALTH INC
filed 2011-07-22
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 18, 2011, there were 34,986,593 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

ii

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	June	December
	30, 2011	31, 2010
Assets
Current assets:
Cash and cash equivalents	$47,370	$35,944
Short-term investments	57,038	80,231
Accounts receivable — net	43,927	36,870
Deferred tax assets	4,818	3,856
Prepaid expenses and other current assets	7,189	6,749

Total current assets	160,342	163,650

Property and equipment — net	41,289	31,899
Restricted cash	5,804	8,691
Software development costs — net	4,812	3,642
Purchased intangibles — net	11,731	12,651
Goodwill	22,450	22,450
Deferred tax assets	10,816	10,959
Investments and other assets	22,728	7,228

Total assets	$279,972	$261,170

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$2,909
Accounts payable	1,348	559
Accrued compensation	18,196	19,178
Accrued expenses	11,316	10,981
Current portion of deferred revenue	5,528	4,978
Interest rate derivative liability	—	490
Current portion of deferred rent	896	1,497

Total current liabilities	37,284	40,592
Deferred rent, net of current portion	3,258	5,960
Deferred revenue, net of current portion	39,998	35,661
Other long-term liabilities	1,394	1,897
Debt and capital lease obligations, net of current portion	—	6,307

Total liabilities	81,934	90,417

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 36,245 shares issued, and 34,967 shares outstanding at June 30, 2011; 35,808 shares issued and 34,530 shares outstanding at December 31, 2010	362	358
Additional paid-in capital	219,153	200,339
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income	58	28
Accumulated deficit	(20,335)	(28,772)

Total stockholders’ equity	198,038	170,753

Total liabilities and stockholders’ equity	$279,972	$261,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Business services	$75,349	$56,399	$142,835	$108,964
Implementation and other	2,536	2,153	4,980	4,065

Total revenue	77,885	58,552	147,815	113,029

Expense:
Direct operating	29,020	24,101	56,290	47,620
Selling and marketing	18,815	12,693	35,756	24,753
Research and development	5,166	4,824	10,245	8,898
General and administrative	11,718	11,403	23,437	23,080
Depreciation and amortization	3,737	2,657	7,135	5,077

Total expense	68,456	55,678	132,863	109,428

Operating income	9,429	2,874	14,952	3,601

Other income (expense):
Interest income	109	66	216	144
Interest expense	(54)	(118)	(231)	(335)
Loss on interest rate derivative contract	(138)	(304)	(73)	(364)
Other income	6	33	44	63

Total other expense	(77)	(323)	(44)	(492)

Income before income taxes	9,352	2,551	14,908	3,109
Income tax provision	(4,166)	(1,253)	(6,471)	(1,534)

Net income	$5,186	$1,298	$8,437	$1,575

Net income per share — Basic	$0.15	$0.04	$0.24	$0.05

Net income per share — Diluted	$0.14	$0.04	$0.24	$0.04

Weighted average shares used in computing net income per share:
Basic	34,917	34,106	34,798	34,061
Diluted	35,773	35,178	35,715	35,190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,437	$1,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,055	5,997
Amortization of premium on investments	868	733
Provision for uncollectible accounts	593	423
Excess tax benefit from stock-based awards	(6,432)	(1,281)
Deferred income tax	(819)	(399)
Increase in fair value of contingent consideration	224	304
Stock-based compensation expense	7,916	6,694
Loss on interest rate derivative contract	73	364
Changes in operating assets and liabilities:
Accounts receivable	(7,650)	(2,347)
Prepaid expenses and other current assets	5,985	(584)
Other long-term assets	166	277
Accounts payable	781	128
Accrued expenses	388	(896)
Deferred revenue	4,887	4,866
Deferred rent	(3,303)	(614)

Net cash provided by operating activities	20,169	15,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(3,068)	(1,579)
Purchases of property and equipment	(6,841)	(9,870)
Proceeds from sale or disposal of equipment	—	363
Proceeds from sales and maturities of investments	86,834	50,450
Purchases of short-term and long-term investments	(80,175)	(60,372)
Payments for acquisition	(6,988)	—
Decrease in restricted cash	2,887	331

Net cash used in investing activities	(7,351)	(20,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	4,558	3,425
Excess tax benefit from stock-based awards	6,432	1,281
Payment of contingent consideration accrued at acquisition date	(2,558)	—
Payment to terminate interest rate derivative contract	(563)	—
Payments on long-term debt and capital lease obligations	(9,216)	(1,786)

Net cash (used in) provided by financing activities	(1,347)	2,920

Effects of exchange rate changes on cash and cash equivalents	(45)	(64)

Net increase in cash and cash equivalents	11,426	(2,581)
Cash and cash equivalents at beginning of period	35,944	30,526

Cash and cash equivalents at end of period	$47,370	$27,945

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payables and accrued expenses	$222	$273

Supplemental disclosures — Cash paid for interest	$225	$284

Supplemental disclosures — Cash paid for taxes	$804	$1,389

Property and equipment acquired under capital leases	$—	$363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2011, and the results of operations for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six month period ended June 30, 2011 and 2010. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates.
     The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations, and cash flows, or do not apply to its operations.
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

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2011	2010	2011	2010
Net income	$5,186	$1,298	$8,437	$1,575

Weighted average shares used in computing basic net income per share	34,917	34,106	34,798	34,061

Net income per share — basic	$0.15	$0.04	$0.24	$0.05

Net income	$5,186	$1,298	$8,437	$1,575

Weighted average shares used in computing basic net income per share	34,917	34,106	34,798	34,061
Effect of dilutive securities	856	1,072	917	1,129

Weighted average shares used in computing diluted net income per share	35,773	35,178	35,715	35,190

Net income per share — diluted	$0.14	$0.04	$0.24	$0.04

     The computation of diluted net income per share does not include 1,412 and 1,161 options and restricted stock units for the three and six months ended June 30, 2011, respectively, because their inclusion would have an antidilutive effect on net income per share. The computation of diluted net income per share does not include 2,927 options for the three and six months ended June 30, 2010, because their inclusion would have an antidilutive effect on net income per share.
4. COMPREHENSIVE INCOME
     Comprehensive income was as follows for the periods indicated:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2011	2010	2011	2010
Net income	$5,186	$1,298	$8,437	$1,575
Unrealized holding gain (loss) on available-for-sale investments, net of tax	25	2	15	(54)
Foreign currency translation adjustment	(17)	(65)	15	(48)

Total comprehensive income	$5,194	$1,235	$8,467	$1,473

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
     As of June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents as of June 30, 2011 and December 31, 2010, are money market fund investments of $28,932 and $10,799, respectively, which are reported at fair value.
     At December 31, 2010, the carrying amounts of the Company’s debt obligations approximate fair value based upon its best estimate of interest rates that would be available to the Company for similar debt obligations. The estimated fair value of its long-term debt was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. Investments include $20,266 of long-term U.S. government backed securities that have been classified in investments and other assets on the condensed consolidated balance sheet at June 30, 2011. Investments include $3,500 of long-term U.S. government backed securities and $2,081 of long-term corporate bonds that have been classified in investments and other assets on the condensed consolidated balance sheet at December 31, 2010.

	Fair Value Measurements At June 30, 2011, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$28,932	$—	$—	$28,932
Available-for-sale investments:
Commerical paper	—	11,099	—	11,099
Corporate bonds	—	43,939	—	43,939
U.S. government backed securities	—	22,266	—	22,266

Total assets	$28,932	$77,304	$—	$106,236

Accrued contingent consideration	$—	$—	$(2,321)	$(2,321)

Total liabilities	$—	$—	$(2,321)	$(2,321)

	Fair Value Measurements as of December 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,799	$—	$—	$10,799
Corporate bonds		577		577
Available-for-sale investments:				—
Commercial paper	—	29,642	—	29,642
Corporate bonds	—	40,676	—	40,676
U.S. government backed securities	—	15,494	—	15,494

Total assets	$10,799	$86,389	$—	$97,188

Accrued contingent consideration	$—	$—	$(4,655)	$(4,655)
Interest rate swap derivative contract	—	(490)	—	(490)

Total liabilities	$—	$(490)	$(4,655)	$(5,145)

     U.S. government backed securities, corporate bonds and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative contract is valued using an interest rate swap model and observable inputs at the reporting date.
     It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period however there have been no such transfers during any periods presented.
     Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in the consolidated statement of operations. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of June 30, 2011 and December 31, 2010, the Company has accrued a liability of $2,321 and $4,655, respectively, for the estimated fair value of contingent athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
considerations estimated to be payable upon the acquired company reaching specific performance metrics over the initial three years of operation after acquisition. There are two separate elements that make up the contingent consideration.
     The first potential contingent consideration ranges from zero to $4,800 and is payable in one installment based upon operational performance for the year ended December 31, 2010. Based on the actual operational performance for the year ended December 31, 2010, the Company had accrued $2,400 relating to the first potential contingent consideration which was paid in March of 2011.
     The second potential contingent consideration ranges from zero to $2,900 and is payable in quarterly installments based upon the cross selling of the Company’s services into the acquired company’s customer base for the years ended December 31, 2010 and 2011, and the six-month period ending June 30, 2012. Any amounts not earned in the first potential contingent consideration can be earned under the second potential contingent consideration in excess of the initial $2,900 bringing the total potential contingent consideration to $5,300. At June 30, 2011, key assumptions relating to the second potential contingent consideration include a discount rate of 20% and a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. At December 31, 2010, key assumptions relating to the second potential contingent consideration included a discount rate of 21% and a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. The change in the assumption was caused by the expected results from 2011 and 2012 operations and resulted in an increase of $224 in the fair value of the total contingent consideration during the six months ended June 30, 2011. The Company paid $158 during the six months ended June 30, 2011, under the terms of the second potential contingent consideration. No amounts were paid under either contingent consideration in the three months ended June 30, 2011 and, 2010.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2011	2010	2011	2010
Balance beginning of period	$2,211	$5,100	$4,655	$5,100
Payments	—	—	(2,558)	—
Change in fair value (included in G&A expenses)	110	304	224	304

Balance end of period	$2,321	$5,404	$2,321	$5,404

6. INVESTMENTS
     The summary of available-for-sale securities at June 30, 2011, is as follows:

		Gross Unrealized
	Amortized Cost	Gain (Loss)	Fair Value
Commercial paper	$11,090	$9	$11,099
Corporate bonds	43,960	(21)	43,939
U.S. government backed securities	22,253	13	22,266

Total	$77,303	$1	$77,304

     Investments include $20,266 of long-term U.S. government backed securities that have been classified in investments and other assets on the condensed consolidated balance sheet at June 30, 2011.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The summary of available-for-sale securities at December 31, 2010, is as follows:

		Gross Unrealized
	Amortized Cost	Gains	Fair Value
Commercial paper	$29,635	$7	$29,642
Corporate bonds	40,694	(18)	40,676
U.S. government backed securities	15,500	(6)	15,494

Total	$85,829	$(17)	$85,812

     Investments include $3,500 of long-term U.S. government backed securities and $2,081 of long-term corporate bonds that have been classified in investments and other assets on the condensed consolidated balance sheet at December 31, 2010.
7. ACQUISITIONS
     On June 24, 2011, the Company purchased certain net assets of the Point Lookout facility located near Belfast, Maine for a purchase price of $7,700, which was adjusted for certain working capital adjustments to arrive at a total cash consideration of $6,988. The facility will serve as the Company’s new client and employee training center. The valuation of the acquired land, property and equipment is not final.
     Subsequent event — On July 21, 2011, the Company entered into an agreement and plan of merger with Proxsys LLC for approximately $28 million in cash with the potential for additional consideration of up to $8 million based upon the achievement of certain business and financial milestones. The total value of the consideration will be subject to working capital adjustments and the fair value of the contingent consideration. The merger is expected to broaden the Company’s product offerings by bringing hospital order management capabilities to the Company’s service platform. The transaction is expected to close in the third quarter of 2011.
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The summary of outstanding debt and capital lease obligations is as follows:

	As of June 30,	As of December 31,
	2011	2010
Term loan	$—	$5,325
Capital lease obligation	—	3,891

	—	9,216
Less current portion of long-term debt and capital lease obligations	—	(2,909)

Long-term debt and capital lease obligations, net of current portion	$—	$6,307

     2008 Term and Revolving Loans — On September 30, 2008, the Company entered into a credit agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consists of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility”). The revolving credit facility may be extended by an additional $15,000 on the satisfaction of certain conditions and includes a $10,000 sublimit for the issuance of standby letters of credit. The revolving credit facility matures on September 30, 2011, and the term loan facility originally matured on September 30, 2013, although either facility may be voluntarily prepaid in whole or in part at any time without premium or penalty. On September 30, 2008, the Company borrowed a total of $6,000 under the term loan facility for general working capital purposes. The term loan has a 5 year term which is payable quarterly starting December 31, 2008, for $75 each quarter. The Company has the option to extend the loan, subject to agreement of the lender, at the end of the 5 year term. On May 4, 2011, the Company repaid the outstanding balance of the term loan and as a result, the entire Credit Agreement now matures on September 30, 2011. As of June 30, 2011, there were no amounts outstanding under the Credit Agreement.
     The obligations of the Company and its subsidiaries under the Credit Agreement are collateralized by substantially all assets.
     Capital Lease Obligations — In June 2007, the Company entered into a master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which is payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. On May 4, 2011 the Company terminated these leases and elected to purchase the assets for $1,103. At June 30, 2011 and December 31, 2010, the Company had $0 and $3,891, respectively, of outstanding capital leases. The weighted average interest rate implicit in the leases was 4.3%.
9. INTEREST RATE SWAP
     The Company entered into a derivative instrument which has a decreasing notional value over the term to offset the cash flow exposure associated with its interest payments on certain outstanding debt. In October 2008, we entered into an interest rate swap derivative contract to mitigate the cash flow exposure associated with our interest payments on certain outstanding debt. The Company’s interest rate swap is not designated as a hedging instrument. The derivative is accounted for at fair value with gains or losses reported in earnings.
     The swap had a notional amount of $5,850 to hedge changes in cash flows attributable to changes in the LIBOR rate associated with the September 30, 2008, issuance of the term loan facility due September 30, 2028. We pay a fixed rate of 4.5% and receive a variable rate based on one month LIBOR. In May 2011, in connection with the repayment on the term loan, the Company terminated the swap at its fair value. The fair value of derivatives as of June 30, 2011, and December 31, 2010, is summarized in the following table.

	Liability Derivatives	Fair Value as of
	Balance Sheet Location	June 30, 2011	December 31, 2010
Interest rate derivative contract	Interest rate derivative liability	$—	$490

Total derivative		$—	$490

     The effect of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2011 and 2010, is summarized in the following table.

		Loss Recognized in Earnings	Loss Recognized in Earnings
	Location of Loss Recognized in	for Three Months Ended	for Three Months Ended
	Earnings	June 30, 2011	June 30, 2010
Interest rate contracts	Loss on interest rate derivative contract	$(138)	$(304)
     The effect of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2011 and 2010, is summarized in the following table.

		Loss Recognized in Earnings	Loss Recognized in Earnings
	Location of Loss Recognized in	for Six Months Ended June	for Six Months Ended June
	Earnings	30, 2011	30, 2010
Interest rate contracts	Loss on interest rate derivative contract	$(73)	$(364)
     Derivatives are carried at fair value, as determined using standard valuation models, and adjusted, when necessary, for credit risk and are separately presented on the balance sheet.
10. COMMITMENTS AND CONTINGENCIES
     On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al., Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that the Company has athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
infringed U.S. Patent No. 5,483,443 with a listed issue date of January 9, 1996, entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. The Company and several other defendants filed motions to dismiss the complaint. On February 11, 2011, the Court issued an Order granting-in-part and denying-in-part the motions to dismiss. The Court ordered the plaintiff to replead certain claims within fourteen days of the Order.
     On February 23, 2011, the plaintiff filed its amended complaint in response to the Court’s February 11, 2011, order. The Company filed its answer to the amended complaint on March 9, 2011, asserting a number of defenses and counterclaiming for a declaration of non-infringement, invalidity, and unenforceability. The Company also filed a joint motion with other defendants seeking sanctions for the plaintiff’s spoliation of evidence, which is now fully briefed.
     On November 24, 2010, several defendants filed (i) a motion for summary judgment of invalidity against the patent-in-suit on the basis that it claims only non-patentable subject matter and (ii) a motion to stay all proceedings pending the resolution of the motion for summary judgment. The Company filed a motion to join in the motion to stay the proceedings. The motions are fully briefed and awaiting a decision by the Court. On May 18, 2011, the defendants provided notice that they wish to continue to urge the pending motion for summary judgment as to the first amended complaint.
     The case is currently in the discovery phase. A claim construction hearing is scheduled for November 11, 2011. Trial is scheduled for June 11, 2012. On June 17, 2011, the defendants filed a notice of their disclosure of preliminary proposed claim constructions and extrinsic evidence.
     The Company is being indemnified in this lawsuit from and against any liability and reasonable costs, including attorneys fees, incurred by the Company in its defense, pursuant to a license agreement with its vendor.
     The Company believes that it has meritorious defenses to the lawsuit and continues to contest it vigorously.
     On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al., Civil Action No. 1:10-cv-10477. On June 3, 2010, the court appointed Waterford Township General Employees Retirement System as the lead plaintiff. On August 2, 2010, the lead plaintiff filed an amended complaint. The amended complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concern, among other things, the amortization period for deferred implementation revenues. The amended complaint seeks unspecified damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on October 1, 2010, and a reply brief in further support of the motion to dismiss the amended complaint on December 30, 2010. The Company believes that it has meritorious defenses to the amended complaint and will contest the claims vigorously.
     On March 17, 2011, a complaint was filed by PPS Data, LLC naming the Company and several other defendants in a patent infringement case (PPS Data, LLC v. Allscripts Healthcare Solutions, Inc. et al., Civil Action No. 3:11-CU-273-J-99MMH-TEM, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims.” The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On April 14, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On May 5, 2011, the Company filed a motion to sever and transfer the case. Both the April 14 and May 5, 2011, motions were fully briefed and the Court heard oral argument on July 12, 2011. The Court has not yet ruled on either of these motions. The Company believes that it has meritorious defenses to the complaint and will continue to contest the claims vigorously.
     On May 25, 2011, a complaint was filed by Medsquire, LLC naming the Company and several other defendants in a patent infringement case (Medsquire, LLC v. Spring Medical Systems, Inc. et al., Civil Action No. 2:11-CV-04504-DSF-AGR, United States District Court for the Central District of California). The complaint alleges that the Company has infringed U.S. Patent No. 5,682,526 with a listed issue date of October 28, 1997, entitled “Method and System for Flexibly Organizing, Recording, and Displaying Medical Patient Care Information Using Fields in a Flowsheet.” The complaint seeks damages, pre-judgment interest, and attorneys’ fees. On July 18, 2011, several of the defendants, including the Company, filed a partial motion to dismiss. The Company believes that it has meritorious defenses to the complaint and will contest the claims vigorously.
     On July 18, 2011, the Company filed a complaint against AdvancedMD Software, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that AdvancedMD Software, Inc. has infringed two of the Company’s U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” The Company is seeking permanent injunctive relief, damages, pre- and post-judgment costs and interest, and attorneys’ fees.
     On or about July 18, 2011, a complaint was filed in the Superior Court for Waldo County, Maine, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint alleges that the Company entered into a partnership with the plaintiff to purchase property in Maine, that the parties entered into a mutual non-disclosure agreement governing the sharing of confidential information between them, and that the Company subsequently terminated the partnership and purchased the property itself, using the confidential information obtained from the plaintiff to do so. The complaint purports to state claims for common-law fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, quantum meruit, promissory estoppel, breach of contract, and violation of the Maine Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, and injunctive relief enjoining the Company from making further use of the plaintiff’s confidential information and requiring the Company to return all confidential information in its possession to the plaintiff. The Company believes that it has meritorious defenses to the complaint and intends to contest the claims vigorously.

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
     For the six months ended June 30, 2011, we generated revenue of $147.8 million from the sale of our services compared to $113.0 million for the six months ended June 30, 2010. For the three months ended June 30, 2011, we generated revenue of $77.9 million from the sale of our services compared to $58.6 million for the three months ended June 30, 2010. In 2010, we generated revenue of $245.5 million from the sale of our services compared to $188.5 million in 2009. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue typically lead to greater operating income.

     Our revenue is predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. As our revenues have grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience increases in operating income. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.
Recent Development
     On July 21, 2011, the Company entered into an agreement and plan of merger with Proxsys LLC for approximately $28 million in cash with the potential for additional consideration of up to $8 million based upon achievement of certain business and financial milestones. The merger is expected to broaden the Company’s product offerings by bringing hospital care order management capabilities to the Company’s service platform. The transaction is expected to close in the third quarter of 2011.
Critical Accounting Policies
     The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, including our estimated expected customer life; (2) allowance for doubtful accounts; (3) asset impairments (4) depreciable lives of assets; (5) economic lives and fair value of leased assets; (6) income tax reserves and valuation allowances; (7) fair value of stock options; (8) allocation of direct and indirect cost of sales; (9) fair value of contingent consideration and (10) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
     Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, software development costs, stock-based compensation, income taxes, and contingent consideration. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 18, 2011. For recent accounting pronouncements, please refer to Note 2.
Financial Operations Overview
     Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle, clinical cycle, patient cycle and Anodyne Analytics offerings and from implementation and other services. Implementation and other revenue consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% and 96% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. We expect to increase the number of physician practices we serve through increased sales and marketing expense, and we expect our existing clients to use more of our services through cross-selling efforts and growth in the number of combined services sales. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these products will necessarily follow historical patterns. Implementation revenue and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three and six months ended June 30, 2011, and 2010.
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
     Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that sales and marketing expense will increase in absolute terms and will likely increase as a percentage of total revenue in the near-term.
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
     General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance premiums; software license fees; outside professional fees for accountants, lawyers, and consultants; and compensation for temporary employees. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time.
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
     Other Income (Expense). Interest expense has historically consisted of interest costs related to our equipment-related term leases and our term loan and revolving loans under our credit facility, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents, and investments. The gain (loss) on the interest rate derivative contract represented the change in the fair market value of a derivative instrument that is not designated as a hedge. As we have repaid all capital leases, the term loan and terminated the interest rate derivative contract during the three months ended June 30, 2011, we expect that our interest expense will be insignificant until such time we determine that entering into new financing arrangements is appropriate.
Results of Operations
     Comparison of the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Business services	$142,835	$108,964	$33,871	31%
Implementation and other	4,980	4,065	915	23%

Total	$147,815	$113,029	$34,786	31%

     Revenue. Total revenue for the six months ended June 30, 2011, was $147.8 million, an increase of $34.8 million, or 31%, over revenue of $113.0 million for the six months ended June 30, 2010. This increase was due almost entirely to an increase in business services revenue.

     Business Services Revenue. Revenue from business services for the six months ended June 30, 2011, was $142.8 million, an increase of 31%, over revenue of $109.0 million for the six months ended June 30, 2010. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The summary of changes in the physicians and active medical providers using our revenue cycle management service, athenaCollector, clinical cycle management service, athenaClinicals, and patient cycle management service, athenaCommunicator are as follows:

	As of June 30,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Physicians — revenue cycle management service	20,824	17,136	3,688	22%
Active medical providers — revenue cycle management service	29,482	24,782	4,700	19%

Physicians — clinicals cycle management service	3,444	1,548	1,896	122%
Active medical providers — clinicals cycle management service	4,848	2,256	2,592	115%

Physicians — patient cycle management service	1,198	442	756	171%
Active medical providers — patient cycle management service	1,936	689	1,247	181%
     Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the six months ended June 30, 2011 was 3.4 billion, an increase of 0.7 billion, or 25%, over posted collections of 2.7 billion for the six months ended June 30, 2010.
     Implementation and Other Revenue. Revenue from implementations and other sources was $5.0 million for the six months ended June 30, 2011, an increase of $0.9 million, or 23%, over revenue of $4.1 million for the six months ended June 30, 2010. This increase was driven by new client implementations and increased professional services for our larger client base as described above. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Six Months Ended June 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Direct operating costs	$56,290	$47,620	$8,670	18%
     Direct Operating Costs. Direct operating expense for the six months ended June 30, 2011, was $56.3 million, an increase of 18%, over costs of $47.6 million for the six months ended June 30, 2010. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients for the six months ended June 30, 2011 was 28.0 million, an increase of 5.5 million, or 25%, over total claims submitted of 22.5 million for the six months ended June 30, 2010. Direct operating employee-related costs increased $3.5 million from the six months ended June 30, 2010, to the six months ended June 30, 2011. This increase is primarily due to the 14% increase in headcount since June 30, 2010. We increased headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups.

	Six Months Ended June 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Selling and marketing	$35,756	$24,753	$11,003	44%
Research and development	10,245	8,898	1,347	15%
General and administrative	23,437	23,080	357	2%
Depreciation and amortization	7,135	5,077	2,058	41%

Total	$76,573	$61,808	$14,765	24%

     Selling and Marketing Expense. Selling and marketing expense for the six months ended June 30, 2011, was $35.8 million, an increase of $11.0 million, or 44%, over costs of $24.8 million for the six months ended June 30, 2010. This increase was primarily due to an increase in employee-related costs, stock-based compensation expense, internal sales commissions and external partner channel commission of $6.3 million due to an increase in headcount and external channel partners. Our sales and marketing headcount increased by 40% since June 30, 2010, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $4.7 million increase in travel-related expenses, consulting and other software licenses, online marketing, offline marketing and other marketing events.
     Research and Development Expense. Research and development expense for the six months ended June 30, 2011, was $10.2 million, an increase of $1.3 million or 15% over research and development expense of $8.9 million for the six months ended June 30, 2010. This increase was due to higher employee-related costs and stock-based compensation expense of $1.3 million as a result of the increased headcount. Our research and development headcount increased 27% since June 30, 2010, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the six months ended June 30, 2011, was $23.4 million, an increase of approximately $0.3 million, or 2%, over general and administrative expenses of $23.1 million for the six months ended June 30, 2010. General and administrative expense for the six months ended June 30, 2011, included an increase of $0.9 million due to higher employee-related costs as a result of the increased headcount and an increase in stock-based compensation expense. Our general and administrative headcount increased by 11% since June 30, 2010, as we added personnel to support our growth. This increase is offset by a decrease in legal, audit, insurance and consulting expenses of $0.5 million.
     Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2011, was $7.1 million, an increase of 41% over depreciation and amortization expense of $5.1 million for the six months ended June 30, 2010. This was primarily due to higher depreciation from fixed asset expenditures in 2011 and 2010.

	Six Months Ended June 30,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Interest income	$216	$144	$72	*
Interest expense	(231)	(335)	104	-31%
Loss on interest rate derivative contract	(73)	(364)	291	(80)
Other income	44	63	(19)	(30)

Total other expense	$(44)	$(492)	$448	*

*	not meaningful
     Other Income (Expense). Interest income for the six months ended June 30, 2011, was $0.2 million, an increase of $0.1 million from interest income of $0. 1 million for the six months ended June 30, 2010. The increase was directly related to a higher cash balance. Interest expense for the six months ended June 30, 2011, and 2010 was relatively flat at $0.2 million, which is driven by the balance of outstanding debt. The loss on interest rate derivative for the six months ended June 30, 2011, and 2010, was relatively flat at less than $0.1 million. The loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument that was not designated a hedge.
     Income Tax Provision. We recorded a provision for income taxes for the six months ended June 30, 2011, of approximately $6.5 million compared to $1.5 million for the six months ended June 30, 2010. The decrease in our effective tax rate was due to a decrease in the effect of our permanent differences as a percent of the overall rate.
     Comparison of the Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Business services	$75,349	$56,399	$18,950	34%
Implementation and other	2,536	2,153	383	18%

Total	$77,885	$58,552	$19,333	33%

     Revenue. Total revenue for the three months ended June 30, 2011, was $77.9 million, an increase of $19.3 million, or 33%, over revenue of $58.6 million for the three months ended June 30, 2010. This increase was due almost entirely to an increase in business services revenue.

     Business Services Revenue. Revenue from business services for the three months ended June 30, 2011, was $75.3 million, an increase of $18.9 million, or 34%, over revenue of $56.4 million for the three months ended June 30, 2010. This increase was primarily due to the growth in the number of physicians and medical providers using our services.

	As of June 30,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Physicians — revenue cycle management service	20,824	17,136	3,688	22%
Active medical providers — revenue cycle management service	29,482	24,782	4,700	19%

Physicians — clinicals cycle management service	3,444	1,548	1,896	122%
Active medical providers — clinicals cycle management service	4,848	2,256	2,592	115%

Physicians — patient cycle management service	1,198	442	756	171%
Active medical providers — patient cycle management service	1,936	689	1,247	181%
     Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the three months ended June 30, 2011, was 1.8 billion, an increase of 0.4 billion, over posted collections of 1.4 billion for the three months ended June 30, 2010.
     Implementation and Other Revenue. Revenue from implementations and other sources was $2.5 million for the three months ended June 30, 2011, an increase of $0.3 million, or 18%, over revenue of $2.2 million for the three months ended June 30, 2010. This increase was driven by new client implementations and increased professional services for our larger client base as described above. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Three Months Ended June 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Direct operating costs	$29,020	$24,101	$4,919	20%
     Direct Operating Costs. Direct operating expense for the three months ended June 30, 2011, was $29.0 million, an increase of $4.9 million, or 20%, over costs of $24.1 million for the three months ended June 30, 2010. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients for the three months ended June 30, 2011 was 14.4 million, an increase of 3.1 million, or 27%, over total claims submitted of 11.3 million for the three months ended June 30, 2010. Direct operating employee-related costs increased $2.1 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. This increase is primarily due to the 14% increase in headcount since June 30, 2010. We increased the professional services headcount as part of a redesign of our client services organization and in order to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups.

	Three Months Ended June 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Selling and marketing	$18,815	$12,693	$6,122	48%
Research and development	5,166	4,824	342	7%
General and administrative	11,718	11,403	315	3%
Depreciation and amortization	3,737	2,657	1,080	41%

Total	$39,436	$31,577	$7,859	25%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended June 30, 2011, was $18.8 million, an increase of $6.1 million, or 48%, over costs of $12.7 million for the three months ended June 30, 2010. This increase was primarily due to an increase in employee-related costs, stock-based compensation expense, internal sales commissions and external partner channel commission of $3.2 million due to an increase in headcount and external channel partners. Our sales and marketing headcount increased by 40% since June 30, 2010, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $2.9 million increase in travel-related expenses, consulting and other software licenses, online marketing, offline marketing and other marketing events.
     Research and Development Expense. Research and development expense for the three months ended June 30, 2011, was $5.2 million, an increase of $0.4 million, or 7%, over research and development expense of $4.8 million for the three months ended June 30, 2010. This increase was primarily due to an increase in employee-related costs due to an increase in headcount. Our research and development headcount increased 27% since June 30, 2010, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended June 30, 2011 was $11.7 million, an increase of $0.3 million, or 3%, over general and administrative expenses of $11.4 million for the three months ended June 30, 2010. This increase was partially due to a $0.3 million increase in employee-related costs due to an increase in headcount. Our general and administrative headcount increased by 11% since June 30, 2010, as we added personnel to support our growth.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2011, was $3.7 million, an increase of $1.0 million, or 41%, over depreciation and amortization expense of $2.7 million for the three months ended June 30, 2010. This was primarily due to higher depreciation expense from fixed asset expenditures in 2011 and 2010.

	Three Months Ended June 30,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Interest income	$109	$66	$43	65%
Interest expense	(54)	(118)	64	-54%
Loss on interest rate derivative contract	(138)	(304)	166	-55%
Other income	6	33	(27)	-82%

Total other expense	$(77)	$(323)	$246	*

*	not meaningful
     Other Income (Expense). Interest income for the three months ended June 30, 2011, and 2010, was relatively flat at $0.1 million. Interest expense for the three months ended June 30, 2011, and 2010 was relatively flat at $0.1 million, which is driven by the balance of outstanding debt. The loss on interest rate derivative for the three months ended June 30, 2011, and 2010, was $0.1 million and $0.3 million, respectively. The loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument that was not designated a hedge.
     Income Tax Provision. We recorded a provision for income taxes for the three months ended June 30, 2011, of approximately $4.2 million compared to $1.3 million for the three months ended June 30, 2010. The decrease in our effective tax rate was due to a decrease in the effect of our permanent differences as percent of the overall rate.
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
     As of June 30, 2011 our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $104.4 million and available for sale long-term investments of $20.3 million. Our cash investments consist of corporate debt securities, U.S. Treasury and government agency securities, and commercial paper. As specified in our investment policy, we place our investments in instruments that meet high credit quality standards, the policy limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.
     As of June 30, 2011, we have no outstanding indebtedness. We have an unused revolving credit facility in the amount of $15.0 million. The credit facility may be extended by up to an additional $15.0 million on the satisfaction of certain conditions. There was no balance outstanding on the revolving credit facility during the three and six months ended June 30, 2011, and 2010. The credit facility expires on September 30, 2011. The credit facility contains certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures, defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Upon an event of default, the lenders may terminate the commitment to make loans and the obligation to extend letters of credit, declare the unpaid principal amount of all outstanding loans and interest accrued under the Credit Agreement to be immediately due and payable, require us to provide cash and deposit account collateral for our letter of credit obligations, and exercise their security interests and other rights under the Credit Agreement. As of June 30, 2011, we were in compliance with all financial and non financial covenants under this agreement.
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
     Operating Cash Flow Activities

	For the Six Months Ended June 30,
	2011	2010
Net Income	$8,437	$1,575
Non-cash adjusments to net income	10,478	12,835
Cash provided in changes in operating assets and liabilities	1,254	830

Net cash provided by operating activities	$20,169	$15,240

     Cash flow from operations increased approximately $5 million to $20.2 million for the six months ended June 30, 2011, as compared to $15.2 million for the six months ended June 30, 2010. The increase is mainly attributable to increases in net income. The increase in net income is primarily due to the growth in our customer base, stability in renewal rates with our existing customer base and increased adoption of our services. This increase is partially offset by an increase in operating expenses that require cash outlays such as salaries, higher commissions, direct operating expenses, and selling and marketing expenses. The increase in add-backs of non-cash expenses during the six months ended June 30, 2011 and 2010 are primarily due to increases in depreciation and amortization, stock-based compensation expense, and our provision for uncollectible accounts. This is off-set by an increase in excess tax benefits from stock-based awards. The increase in depreciation and amortization was primarily attributed to capital expenditures, including capitalized software development costs of $18.3 million during the twelve months ended June 30, 2011. The increase in stock-based compensation expense is primarily due to the increase in the volume and the value of stock-based awards granted during 2011 over grants in 2010. The increase to cash provided by in changes in operating assets and liabilities during the six months ended June 30, 2011, was due in large part to the increase in our deferred revenue offset by an increase in accounts receivable and a decrease in deferred rent. Accounts receivable increased to $43.9 million at June 30, 2011 as compared to $36.9 million as of December 31, 2010. The increase can be attributed to the overall increase in revenue and the timing of current billings and subsequent payment of those billings as of June 30, 2011 as compared to the same period and timing as of December 31, 2010. The decrease in deferred rent is related to the repayment of rental incentive loans in the amount of $2.1 million.
     Investing Cash Flow Activities
     The cash used by investing activities decreased by $13.3 million to $7.4 million from cash used by investing activities of $20.7 million for the six months ended June 30, 2011, and 2010, respectively. Cash flows used in investing activities consist primarily of purchases of property and equipment, payment for the acquisition of a conference center and training facility, capitalized software development costs and our investment activities. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. We purchased $6.8 million of property and equipment, including $1.1 million related to a purchase option under our capital lease obligations which were terminated during the six months ended June 30, 2011. Our investment in software development consists of company managed-design, development, and testing of new application functionality with our less mature service offerings, which primarily include our athenaClinicals and athenaCommunicator service offerings. Our capitalized software development amounted to $3.1 million for the six months ended June 30, 2011. Net cash paid for acquisition was approximately $7.0 million relating to our acquisition of a conference center and training facility. Restricted cash decreased by $2.9 million due to payments made for contingent consideration relating to acquisitions completed in 2008 and 2009.

     Financing Cash Flow Activities
     The cash used in financing activities was $1.3 million for the six months ended June 30, 2011, compared to cash provided by financing activities $2.9 million for the six months ended June 30, 2010. The change is attributable to payments on debt and to payment of contingent consideration accrued at acquisition date relating to the Anodyne acquisition. We elected to repay all of our outstanding debt balances under our equipment line of credit and term loan, as well as terminate our related interest rate derivative. This is offset by the proceeds from the exercise of stock options and the increase in the excess tax benefit from stock-based awards. We recorded a reduction in income tax liability of $6.4 million related to excess tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.
     Contractual Obligations
     We have contractual obligations under our operating leases for properties. The following table summarizes our long-term contractual obligations and commitments as of June 30, 2011:

	Payments Due by Period
		Less than			After 5
	Total	1 Year	2 - 3 Years	4 -5 Years	years	Other
Operating lease obligations	$22,445	$5,344	$10,393	$6,008	$700	$—
Other	1,610	—	—	—	—	1,610

Total	$24,055	$5,344	$10,393	$6,008	$700	$1,610

     The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, headquarters; our Rome, Georgia, offices; our Alpharetta, Georgia, offices; and our Chennai, India, offices.
     Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of June 30, 2011, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
     As of June 30, 2011 and 2010, and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the six months ended June 30, 2011, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and available for sale investments totaling $124.7 million at June 30, 2011. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short and expected term of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     Interest Rate Risk. As of June 30, 2011, we had no outstanding long-term debt and capital lease obligations and there were no amounts outstanding under the revolving credit facility. We have the ability to draw up to $15.0 million under our line of credit at any time.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2011 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
     There were no changes in our internal control over financial reporting for the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II–OTHER INFORMATION

Item 1.	Legal Proceedings.
     On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al., Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 5,483,443 with a listed issue date of January 9, 1996, entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. The Company and several other defendants filed motions to dismiss the complaint. On February 11, 2011, the Court issued an Order granting-in-part and denying-in-part the motions to dismiss. The Court ordered the plaintiff to replead certain claims within fourteen days of the Order.
     On February 23, 2011, the plaintiff filed its amended complaint in response to the Court’s February 11, 2011, order. The Company filed its answer to the amended complaint on March 9, 2011, asserting a number of defenses and counterclaiming for a declaration of non-infringement, invalidity, and unenforceability. The Company also filed a joint motion with other defendants seeking sanctions for the plaintiff’s spoliation of evidence, which is now fully briefed.
     On November 24, 2010, several defendants filed (i) a motion for summary judgment of invalidity against the patent-in-suit on the basis that it claims only non-patentable subject matter and (ii) a motion to stay all proceedings pending the resolution of the motion for summary judgment. The Company filed a motion to join in the motion to stay the proceedings. The motions are fully briefed and awaiting a decision by the Court. On May 18, 2011, the defendants provided notice that they wish to continue to urge the pending motion for summary judgment as to the first amended complaint.
     The case is currently in the discovery phase. A claim construction hearing is scheduled for November 11, 2011. Trial is scheduled for June 11, 2012. On June 17, 2011, the defendants filed a notice of their disclosure of preliminary proposed claim constructions and extrinsic evidence.
     The Company is being indemnified in this lawsuit from and against any liability and reasonable costs, including attorneys fees, incurred by the Company in its defense, pursuant to a license agreement with its vendor.
     The Company believes that it has meritorious defenses to the lawsuit and continues to contest it vigorously.
     On March 19, 2010, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers entitled Casula v. athenahealth, Inc. et al., Civil Action No. 1:10-cv-10477. On June 3, 2010, the court appointed Waterford Township General Employees Retirement System as the lead plaintiff. On August 2, 2010, the lead plaintiff filed an amended complaint. The amended complaint alleges that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concern, among other things, the amortization period for deferred implementation revenues. The amended complaint seeks unspecified damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on October 1, 2010, and a reply brief in further support of the motion to dismiss the amended complaint on December 30, 2010. The Company believes that it has meritorious defenses to the amended complaint and will contest the claims vigorously.
     On March 17, 2011, a complaint was filed by PPS Data, LLC naming the Company and several other defendants in a patent infringement case (PPS Data, LLC v. Allscripts Healthcare Solutions, Inc. et al., Civil Action No. 3:11-CU-273-J-99MMH-TEM, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims.” The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On April 14, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On May 5, 2011, the Company filed a motion to sever and transfer the case. Both the April 14 and May 5, 2011, motions were fully briefed and the Court heard oral argument on July 12, 2011. The Court has not yet ruled on either of these motions. The Company believes that it has meritorious defenses to the complaint and will continue to contest the claims vigorously.
     On May 25, 2011, a complaint was filed by Medsquire, LLC naming the Company and several other defendants in a patent infringement case (Medsquire, LLC v. Spring Medical Systems, Inc. et al., Civil Action No. 2:11-CV-04504-DSF-AGR, United States District Court for the Central District of California). The complaint alleges that the

Company has infringed U.S. Patent No. 5,682,526 with a listed issue date of October 28, 1997, entitled “Method and System for Flexibly Organizing, Recording, and Displaying Medical Patient Care Information Using Fields in a Flowsheet.” The complaint seeks damages, pre-judgment interest, and attorneys’ fees. On July 18, 2011, several of the defendants, including the Company, filed a partial motion to dismiss. The Company believes that it has meritorious defenses to the complaint and will contest the claims vigorously.
     On July 18, 2011, the Company filed a complaint against AdvancedMD Software, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that AdvancedMD Software, Inc. has infringed two of the Company’s U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” The Company is seeking permanent injunctive relief, damages, pre- and post-judgment costs and interest, and attorneys’ fees.
     On or about July 18, 2011, a complaint was filed in the Superior Court for Waldo County, Maine, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint alleges that the Company entered into a partnership with the plaintiff to purchase property in Maine, that the parties entered into a mutual non-disclosure agreement governing the sharing of confidential information between them, and that the Company subsequently terminated the partnership and purchased the property itself, using the confidential information obtained from the plaintiff to do so. The complaint purports to state claims for common-law fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, quantum meruit, promissory estoppel, breach of contract, and violation of the Maine Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, and injunctive relief enjoining the Company from making further use of the plaintiff’s confidential information and requiring the Company to return all confidential information in its possession to the plaintiff. The Company believes that it has meritorious defenses to the complaint and intends to contest the claims vigorously.
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
     During the three and six months ended June 30, 2011, there were no material changes to the risk factors that were disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2011, and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.

Item 3.	Defaults Upon Senior Securities.
     Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
     Not applicable.

Item 6.	Exhibits.
     (a) Exhibits.

Exhibit
No.	Exhibit Index
†10.1(i)	Amended and Restated athenahealth, Inc. 2007 Stock Option and Incentive Plan

10.2*	Purchase and Sale Agreement by and between the Registrant and Point Lookout, LLC, dated March 29, 2011, as amended May 12 and May 26, 2011

10.3*	First Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated May 16, 2011

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

(i)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed May 27, 2011.

*	Filed herewith

**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENAHEALTH, INC.
By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Timothy M. Adams
Timothy M. Adams
Chief Financial Officer, Senior Vice President
Date: July 22, 2011