Form 10-Q
period 2011-09-30
ATHENAHEALTH INC
filed 2011-10-21
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33689

athenahealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3387530

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

311 Arsenal Street, Watertown, Massachusetts	02472

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 17, 2011, there were 35,328,423 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q
INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).	1
Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4. Controls and Procedures.	23

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	24

Item 1A. Risk Factors.	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3. Defaults Upon Senior Securities.	25

Item 4. (Removed and Reserved).	25

Item 5. Other Information.	25

Item 6. Exhibits.	25

SIGNATURES	27
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ii

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	September	December
	30, 2011	31, 2010
Assets
Current assets:
Cash and cash equivalents	$66,107	$35,944
Short-term investments	52,359	80,231
Accounts receivable — net	47,116	36,870
Deferred tax assets	4,598	3,856
Prepaid expenses and other current assets	8,295	6,749

Total current assets	178,475	163,650

Property and equipment — net	40,480	31,899
Restricted cash	5,382	8,691
Software development costs — net	5,826	3,642
Purchased intangibles — net	19,812	12,651
Goodwill	48,307	22,450
Deferred tax assets	12,148	10,959
Investments and other assets	6,188	7,228

Total assets	$316,618	$261,170

Liabilities & Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$2,909
Accounts payable	3,230	559
Accrued compensation	20,962	19,178
Accrued expenses	15,053	10,981
Current portion of deferred revenue	5,723	4,978
Interest rate derivative liability	—	490
Current portion of deferred rent	930	1,497

Total current liabilities	45,898	40,592
Deferred rent, net of current portion	3,179	5,960
Deferred revenue, net of current portion	41,975	35,661
Other long-term liabilities	5,550	1,897
Debt and capital lease obligations, net of current portion	—	6,307

Total liabilities	96,602	90,417

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 36,599 shares issued, and 35,322 shares outstanding at September 30, 2011; 35,808 shares issued and 34,530 shares outstanding at December 31, 2010.	366	358
Additional paid-in capital	236,307	200,339
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive (loss) income	(402)	28
Accumulated deficit	(15,055)	(28,772)

Total stockholders’ equity	220,016	170,753

Total liabilities and stockholders’ equity	$316,618	$261,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Business services	$80,640	$61,087	$223,475	$170,051
Implementation and other	3,100	2,056	8,080	6,121

Total revenue	83,740	63,143	231,555	176,172

Expense:
Direct operating	31,695	24,543	87,985	72,163
Selling and marketing	20,784	13,233	56,540	37,986
Research and development	6,141	4,645	16,386	13,543
General and administrative	11,869	10,390	35,306	33,470
Depreciation and amortization	4,749	2,869	11,884	7,946

Total expense	75,238	55,680	208,101	165,108

Operating income	8,502	7,463	23,454	11,064

Other income (expense):
Interest income	84	75	300	219
Interest expense	(6)	(102)	(237)	(437)
Loss on interest rate derivative contract	—	(111)	(73)	(475)
Other income	64	33	108	96

Total other income (expense)	142	(105)	98	(597)

Income before income taxes	8,644	7,358	23,552	10,467
Income tax provision	(3,364)	(3,532)	(9,835)	(5,066)

Net income	$5,280	$3,826	$13,717	$5,401

Net income per share — Basic	$0.15	$0.11	$0.39	$0.16

Net income per share — Diluted	$0.15	$0.11	$0.38	$0.15

Weighted average shares used in computing net income per share:
Basic	35,155	34,174	34,934	34,101
Diluted	36,277	35,156	35,901	35,179
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,717	$5,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,353	9,325
Amortization of premium on investments	1,269	938
Provision for uncollectible accounts	649	575
Excess tax benefit from stock-based awards	(10,210)	(5,981)
Deferred income tax	(1,931)	(2,334)
Increase in fair value of contingent consideration	340	304
Stock-based compensation expense	13,032	10,455
Loss on interest rate derivative contract	73	475
Changes in operating assets and liabilities:
Accounts receivable	(9,735)	(3,403)
Prepaid expenses and other current assets	8,688	4,009
Other long-term assets	335	(341)
Accounts payable	2,383	(395)
Accrued expenses	3,567	779
Deferred revenue	7,059	6,452
Deferred rent	(3,348)	(960)

Net cash provided by operating activities	39,241	25,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(5,251)	(2,426)
Purchases of property and equipment	(9,406)	(14,105)
Proceeds from sale or disposal of equipment	—	363
Proceeds from sales and maturities of investments	124,804	78,502
Purchases of short-term and long-term investments	(97,461)	(102,204)
Payments for acquisitions	(34,882)	—
Decrease in restricted cash	3,309	331

Net cash used in investing activities	(18,887)	(39,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	12,826	4,440
Excess tax benefit from stock-based awards	10,210	5,981
Payment of contingent consideration accrued at acquisition date	(2,980)	—
Payment to terminate interest rate derivative contract	(563)	—
Payments on long-term debt and capital lease obligations	(9,216)	(2,692)

Net cash provided by financing activities	10,277	7,729

Effects of exchange rate changes on cash and cash equivalents	(468)	39

Net increase in cash and cash equivalents	30,163	(6,472)
Cash and cash equivalents at beginning of period	35,944	30,526

Cash and cash equivalents at end of period	$66,107	$24,054

Supplemental disclosures of non-cash items — Property and equipment recorded in accounts payables and accrued expenses	$258	$127

Supplemental disclosures — Cash paid for interest	$236	$437

Supplemental disclosures — Cash paid for taxes	$2,164	$1,465

Property and equipment acquired under capital leases	$—	$363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2011, and the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month period ended September 30, 2011 and 2010. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
     From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows, or do not apply to our operations.
3. ACQUISITIONS
     On August 31, 2011, the Company acquired Proxsys LLC (“Proxsys”). The acquisition broadens the Company’s offerings by bringing order transmission, pre-certification and pre-registration capabilities to the Company’s service platform. The results of Proxsys’s operations are included in the statement of operations of the combined entity since the date of acquisition. The Company incurred legal costs and professional fees in connection with the acquisition of $670 which are included in general and administrative expenses.
     The following table summarizes the total consideration on the acquisition date:

Cash payments	$28,000
Contingent consideration	6,836
Less cash acquired	(106)

Fair value of total consideration	$34,730

     The final cash payment amount is subject to a working capital adjustment which will be finalized during the quarter ending December 31, 2011. Any adjustment, if determined necessary, will impact total cash payments and goodwill. Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in the consolidated statement of operations. The contingent consideration is discussed in Note 6.
     The fair values assigned to the contingent consideration and the tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. We will finalize those valuations during the quarter ending December 31, 2011.
     The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

Accounts receivable	$1,160
Other current and long-term assets	70
Property and equipment	206
Purchased intangibles	8,630
Accounts payable and accrued expenses	(318)
Accrued compensation	(875)

Total identifiable net assets	8,873
Goodwill	25,857

$34,730

     The intangibles are being amortized between 2-10 years, with customer lists being amortized over 10 years. The goodwill resulting from the acquisition arises largerly from the synergies expected from combining the operations of the acquisition with our existing service operations, as well as from the benefits derived from the assembled workforce of the acquisition. The goodwill recognized is deductible for tax purposes.
     On June 24, 2011, the Company purchased certain net assets of the Point Lookout facility located near Belfast, Maine for a purchase price of $7,700, which was adjusted for certain working capital adjustments to arrive at a total cash consideration of $6,988. The facility will serve as the Company’s new client and employee training center. The valuation of the acquired land, property and equipment was finalized during the quarter ended September 30, 2011. The identifiable assets acquired and liabilities assumed included $81 in prepaid and other current assets, $7,704 of property and equipment and $797 in accrued expenses. There was no goodwill or bargain purchase gain recorded as a result of this transaction. The Company incurred legal and professional fees in connection with the acquisition of $480 which are included in general and administrative expenses.
     The Company does not consider these acquisitions to be material to its condensed consolidated results of operations and is therefore not presenting pro forma financial information of operations. The Company has also determined that the presentation of the results of operations for each of these acquisition, from the date of acquisition, is impracticable and immaterial.
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

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Three Months	Three Months	Nine Months	Nine Months
	Ended September	Ended September	Ended September	Ended September
	30, 2011	30, 2010	30, 2011	30, 2010
Net income	$5,280	$3,826	$13,717	$5,401

Weighted average shares used in computing basic net income per share	35,155	34,174	34,934	34,101

Net income per share — basic	$0.15	$0.11	$0.39	$0.16

Net income	$5,280	$3,826	$13,717	$5,401

Weighted average shares used in computing basic net income per share	35,155	34,174	34,934	34,101
Effect of dilutive securities	1,122	982	967	1,078

Weighted average shares used in computing diluted net income per share	36,277	35,156	35,901	35,179

Net income per share — diluted	$0.15	$0.11	$0.38	$0.15

     The computation of diluted net income per share does not include 414 and 912 options and restricted stock units for the three and nine months ended September 30, 2011, respectively, because their inclusion would have an antidilutive effect on net income per share. The computation of diluted net income per share does not include 2,927 options and restricted stock units for the three and nine months ended September 30, 2010, because their inclusion would have an antidilutive effect on net income per share.
5. COMPREHENSIVE INCOME
     Comprehensive income was as follows for the periods indicated:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Net income	$5,280	$3,826	$13,717	$5,401
Unrealized holding gain (loss) on available-for-sale investments, net of tax	(50)	28	(35)	(25)
Foreign currency translation adjustment	(410)	32	(395)	(16)

Total comprehensive income	$4,820	$3,886	$13,287	$5,360

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
     As of September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents as of September 30, 2011 and December 31, 2010, are money market fund investments of $30,293 and $10,799, respectively, which are reported at fair value.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. Investments include $3,745 of long-term U.S. government backed securities that have been classified in investments and other assets on the condensed consolidated balance sheet at September 30, 2011. Investments include $3,500 of long-term U.S. government backed securities and $2,081 of long-term corporate bonds that have been classified in investments and other assets on the condensed consolidated balance sheet at December 31, 2010.

	Fair Value Measurements At September 30, 2011, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$30,293	$—	$—	$30,293
Available-for-sale investments:
Commerical paper	—	16,246	—	16,246
Corporate bonds	—	32,112	—	32,112
U.S. government backed securities	—	7,746	—	7,746

Total assets	$30,293	$56,104	$—	$86,397

Accrued contingent consideration	$—	$—	$(8,851)	$(8,851)

Total liabilities	$—	$—	$(8,851)	$(8,851)

	Fair Value Measurements as of December 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,799	$—	$—	$10,799
Corporate bonds		577		577
Available-for-sale investments:				—
Commercial paper	—	29,642	—	29,642
Corporate bonds	—	40,676	—	40,676
U.S. government backed securities	—	15,494	—	15,494

Total assets	$10,799	$86,389	$—	$97,188

Accrued contingent consideration	$—	$—	$(4,655)	$(4,655)
Interest rate swap derivative contract	—	(490)	—	(490)

Total liabilities	$—	$(490)	$(4,655)	$(5,145)

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
     Contingent consideration is recorded at fair value as an element of consideration paid with subsequent adjustments recognized in the consolidated statement of operations. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of Sepember 30, 2011, and December 31, 2010, the Company has accrued a liability of $8,851 and $4,655, respectively, for the estimated fair value athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
of contingent considerations estimated to be payable upon the acquired companies reaching specific performance metrics over a specified period of operations after acquisition. The elements that make up the contingent consideration are as follows:
Anodyne
     The first potential contingent consideration related to our acquisition of Anodyne Health Partners, Inc. (“Anodyne”) in 2009 ranges from zero to $4,800 and is payable in one installment based upon operational performance for the year ended December 31, 2010. Based on the actual operational performance for the year ended December 31, 2010, the Company had accrued $2,400 relating to the first potential contingent consideration which was paid in March of 2011.
     The second potential contingent consideration related to our acquisition of Anodyne in 2009 ranges from zero to $2,900 and is payable in quarterly installments based upon the cross selling of the Company’s services into the acquired company’s customer base for the years ended December 31, 2010 and 2011, and the six-month period ending June 30, 2012. Any amounts not earned in the first potential contingent consideration can be earned under the second potential contingent consideration in excess of the initial $2,900 bringing the total potential contingent consideration to $5,300. At September 30, 2011, the Company valued the second contingent consideration at $2,015. At September 30, 2011 and December 31, 2010, key assumptions relating to the second potential contingent consideration included a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. The change in the assumption was caused by the expected results from 2011 and 2012 operations and resulted in an increase of $116 in the fair value of the total contingent consideration during the nine months ended September 30, 2011. The Company paid $422 and $580 during the three and nine months ended September 30, 2011, respectively, under the terms of the second potential contingent consideration. No amounts were paid under either contingent consideration in the three or nine months ended September 30, 2010, respectively.
Proxsys
     The first potential contingent consideration related to our acquisition of Proxsys in 2011 ranges from zero to $3,000 and is payable in one installment in the first quarter of 2013 based upon operational performance for the fiscal year ended December 31, 2012. On the acquisition date, August 31, 2011, the key assumptions relating to this potential contingent consideration the forecasts for the fiscal year and a probability adjusted level of 60% for the base case and 25% and 15% for the upside and downside scenarios, respectively. Based on the forecasts for the fiscal year ended December 31, 2012, the Company valued the contingent consideration at the acquisition date at $2,420. The Company determined that there was no change in the forecast from the date of acquisition to September 30, 2011.
     The second potential contingent consideration related to our acquisition of Proxsys in 2011 ranges from zero to $5,000 and is payable in quarterly installments based upon the cross selling of the Company’s services into the new and acquired company’s customer base from acquisition to the second year anniversary of the acquisition in the third quarter of 2013. On the acquisition date, August 31, 2011, the key assumptions relating to this potential contingent consideration included a probability adjusted level of 65% for the base case and 25% and 10% for the upside and downside scenarios, respectively. The Company valued the contingent consideration at the acquisition date at $4,416.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Balance beginning of period	$2,321	$5,404	$4,655	$5,100
Additions	6,836	—	6,836	—
Payments	(422)	—	(2,980)	—
Change in fair value (included in G&A expenses)	116		340	304

Balance end of period	$8,851	$5,404	$8,851	$5,404

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
7. INVESTMENTS
     The summary of available-for-sale securities at September 30, 2011, is as follows:

		Gross Unrealized
	Amortized Cost	Gain (Loss)	Fair Value
Commercial paper	$16,236	$10	$16,246
Corporate bonds	32,166	(54)	32,112
U.S. government backed securities	7,750	(4)	7,746

Total	$56,152	$(48)	$56,104

     Investments include $3,745 of long-term U.S. government backed securities that have been classified in investments and other assets on the condensed consolidated balance sheet at September 30, 2011.
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
8. PROPERTY AND EQUIPMENT
     The Company has no capital leases as of September 30, 2011. The gross amount of the Company assets under capital leases as of December 31, 2010, was $7,292 of equipment, $1,051 of leasehold and building improvements, and $300 of furniture.
     The fair values of the property and equipment acquired as part of the purchase of the Point Lookout facility are allocated as buildings $4,940, land and land improvements $2,122, and furniture and fixtures $642. These acquired assets will be depreciated under our existing depreciation policy by category with land improvements being depreciated over 10 years.
     Property and equipment consist of the following:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

	As of September 30,	As of December 31,
	2011	2010
Equipment	$34,599	$26,889
Furniture and fixtures	3,140	1,672
Leasehold improvements	11,396	10,569
Airplane	3,154	3,154
Building and improvements	14,461	9,075
Land and land improvements	2,921	800

Total property and equiment, at cost	69,671	52,159
Accumulated depreciation and amortization	(30,560)	(21,861)
Construction in progress	1,369	1,601

Property and equipment, net	$40,480	$31,899

     Depreciation expense on property and equipment was $3,578, $8,816, $2,222 and $6,164 for the three and nine month periods ended September 30, 2011 and 2010, respectively.
9. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
     The following table summarizes the activity relating to the carrying value of the Company’s goodwill during the nine month period ended September 30, 2011:

Gross balance as of December 31, 2010	$22,450

Goodwill recorded in connection with the acquisition of Proxsys LLC	25,857

Gross balance as of September 30, 2011	$48,307

Purchased Intangible Assets
     Intangible assets acquired as of September 30, 2011 and December 31, 2010, consist of the following:

	September 30, 2011
		Accumulated		Weighted Average Remaining
	Gross	Amortization	Net	Useful Life (years)
Developed technology	$3,391	$(1,506)	$1,885	2.64
Customer relationships	19,966	(2,525)	17,441	8.85
Non Compete Agreement	500	(14)	486	2.92

Total	$23,857	$(4,045)	$19,812

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

	December 31, 2010
		Accumulated		Weighted Average Remaining
	Gross	Amortization	Net	Useful Life (years)
Developed technology	$3,161	$(1,022)	$2,139	3.5
Customer relationships	12,066	(1,554)	10,512	8.8

Total	$15,227	$(2,576)	$12,651

     Amortization expense for the three and nine month periods ended September 30, 2011 and 2010, was $549, $1,469, $460 and $1,380, respectively, and is included in direct operating expenses. Estimated amortization expense, based upon the Company’s intangible assets at September 30, 2011, is as follows:

As of September 30	Amount
Remainder of 2011	$727
2012	2,910
2013	2,798
2014	2,424
2015	1,997
Thereafter	8,956

Total	$19,812

10. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The summary of outstanding debt and capital lease obligations is as follows:

	As of September 30,	As of December 31,
	2011	2010
Term loan	$—	$5,325
Capital lease obligation	—	3,891

	—	9,216
Less current portion of long-term debt and capital lease obligations	—	(2,909)

Long-term debt and capital lease obligations, net of current portion	$—	$6,307

     Subsequent event: 2011 Line of Credit — On October 20, 2011, the Company entered into a $100 million new revolving credit agreement (“New Credit Agreement”) with a term of five years. The New Credit Agreement replaces the $15 million Credit Agreement that expired September 30, 2011. The terms and conditions of the New Line of Credit are customary to facilities of this nature.
     2008 Term and Revolving Loans — On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consisted of a revolving credit facility in the amount of $15,000 and a term loan facility in the amount of $6,000 (collectively, the “Credit Facility. In May 2011, the Company repaid the outstanding balance of the term loan and the entire Credit Agreement matured on September 30, 2011.
     Interest Rate Swap — In October 2008, we entered into an interest rate swap derivatve contract to mitigate the cash flow exposure associated with the interest payments related to the term loan facility. The swap was not designated as a hedging instrument. The derivative was accounted for at fair value with gains or losses reported separately on its own line item on the statement of operations. In May 2011, in connection with the repayment of the term loan, the Company terminated the swap at its fair value.
     Capital Lease Obligations — In June 2007, the Company entered into a master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allowed for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which is payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. In May 2011 the Company terminated these leases and elected to purchase the assets for approximately $1 million. At September 30, 2011 and December 31, 2010, the Company had $0 and $3,891, respectively, of outstanding capital leases. The weighted average interest rate implicit in the leases was 4.3%.
11. COMMITMENTS AND CONTINGENCIES
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
     The Company is being indemnified in this lawsuit from and against any liability, pursuant to a license agreement with one of its vendors. That vendor is also providing the Company’s defense.
     The Company believes that it has meritorious defenses to the lawsuit and continues to contest it vigorously.
     On September 30, 2011, the United States District Court for the District of Massachusetts granted athenahealth, Inc. and certain of its current and former officers’ motion to dismiss the amended complaint in the case entitled Casula v. athenahealth, Inc. et al., Civil Action No. 1:10-cv-10477. The amended complaint alleged that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concerned, among other things, the amortization period for deferred implementation revenues. The defendants filed a motion to dismiss the amended complaint on October 1, 2010, and a reply brief in further support of the motion to dismiss the amended complaint on December 30, 2010. After hearing oral argument on August 22, 2011, the Court issued an order granting the motion to dismiss on September 30, 2011. Plaintiffs may appeal the ruling within thirty days of the order.
     On March 17, 2011, a complaint was filed by PPS Data, LLC naming the Company and several other defendants in a patent infringement case (PPS Data, LLC v. Allscripts Healthcare Solutions, Inc. et al., Civil Action No. 3:11-cv-00273, United States District Court for the Middle District of Florida). The complaint alleged that the Company had infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims.” The complaint sought an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On April 14, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On May 5, 2011, the Company filed a motion to sever and transfer the case. Both the April 14 and May 5, 2011, motions were fully briefed and the Court heard oral argument on July 12, 2011. On July 21, 2011, the court severed the Plaintiff’s claims against all but the first named defendant, Allscripts Healthcare Solutions, Inc. The court ordered the Plaintiff to file an amended complaint against Allscripts only, omitting claims against the dismissed defendants. The court also allowed the Plaintiff to file, on or before August 8, 2011, new complaints in the Middle District of Florida against each of the dismissed defendants. The Company is no longer a defendant in this lawsuit.
     On July 28, 2011, a new complaint was filed by PPS Data, LLC naming the Company in a patent infringement case (PPS Data, LLC v. athenahealth, Inc., Civil Action No. 3:11-cv-00746, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed U.S. Patent No. 6,343,271. The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On September 8, 2011, the Company filed a athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)
motion to dismiss, or, in the alternative, a motion for summary judgment. On October 18, 2011, the plaintiff filed a motion for leave to amend its complaint to allege that the Company has infringed on U.S. Patent No. 6,341,265 with a listed issue date of January 22, 2002, entitled “Provider claim editing and settlement system,” and U.S. Patent No. 7,194,416 with a listed issue date of March 20, 2007, entitled “Interactive creation and adjudication of health care insurance claims.” The Court has not yet ruled on either of these motions. The Company believes that it has meritorious defenses to the complaint and will continue to contest the claims vigorously.
     On May 25, 2011, a complaint was filed by Medsquire, LLC naming the Company and several other defendants in a patent infringement case (Medsquire, LLC v. Spring Medical Systems, Inc. et al., Civil Action No. 2:11-CV-04504-DSF-AGR, United States District Court for the Central District of California). The complaint alleges that the Company has infringed U.S. Patent No. 5,682,526 with a listed issue date of October 28, 1997, entitled “Method and System for Flexibly Organizing, Recording, and Displaying Medical Patient Care Information Using Fields in a Flowsheet.” The complaint seeks damages, pre-judgment interest, and attorneys’ fees. On July 18, 2011, several of the defendants, including the Company, filed a partial motion to dismiss. On August 31, 2011, the Court granted the motion. The plaintiff filed an amended complaint on September 21, 2011. On October 11, 2011, the plaintiff and most of the other defendants, including the Company, filed a stipulation agreeing to dismiss without prejudice the claims of indirect infringement in the amended complaint. The Company believes that it has meritorious defenses to the amended complaint and will contest the claims vigorously.
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
     On or about July 18, 2011, a complaint was filed in the Superior Court for Waldo County, Maine, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint alleges that the Company entered into a partnership with the plaintiff to purchase property in Maine, that the parties entered into a mutual non-disclosure agreement governing the sharing of confidential information between them, and that the Company subsequently terminated the partnership and purchased the property itself, using the confidential information obtained from the plaintiff to do so. The complaint purports to state claims for common-law fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, quantum meruit, promissory estoppel, breach of contract, and violation of the Maine Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, and injunctive relief enjoining the Company from making further use of the plaintiff’s confidential information and requiring the Company to return all confidential information in its possession to the plaintiff. On August 8, 2011, the Company filed a motion to dismiss for improper venue. The Company believes that it has meritorious defenses to the complaint and intends to contest the claims vigorously.
     On September 16, 2011, a complaint was filed by Kickapoo Run, LLC naming the Company and several other defendants in a patent infringement case (Kickapoo Run, LLC v. athenahealth, Inc. et al., Civil Action No. 1:99-mc-09999, United States District Court for the District of Delaware). The complaint alleges that the Company has infringed U.S. Patent No. 5,961,332 with a listed issue date of October 5, 1999, entitled “Apparatus for Processing Psychological Data and Method of Use Thereof.” The complaint seeks an injunction enjoining infringement, damages, costs, expenses, pre- and post-judgment interest, and attorneys’ fees. The Company believes that it has meritorious defenses to the complaint and will contest the claims vigorously.
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
     The services provided through our single-instance cloud currently include: athenaCollector for revenue cycle management, athenaClinicals for electronic health record management, athenaCommunicator for patient communication management, athenaCoordinator for care coordination and Anodyne Analytics for business intelligence. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine. Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Our business intelligence application, Anodyne Analytics, also supports our clients in their pursuit of financial health by equipping users with data visualization tools and insight into their practice’s performance.
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
     For the nine months ended September 30, 2011, we generated revenue of $231.6 million from the sale of our services compared to $176.2 million for the nine months ended September 30, 2010. For the three months ended September 30, 2011, we generated revenue of $83.7 million from the sale of our services compared to $63.1 million for the three months ended September 30, 2010. In 2010, we generated revenue of $245.5 million from the sale of our services compared to $188.5 million in 2009. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue typically lead to greater operating income.

     Our revenue is predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our other income (expense) categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.
Critical Accounting Policies
     The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) income tax reserves and valuation allowances; (5) fair value of stock options; (6) allocation of direct and indirect cost of sales; (7) fair value of contingent consideration and (8) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
     Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, software development costs, stock-based compensation, income taxes, and contingent consideration. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 18, 2011. For recent accounting pronouncements, please refer to Note 2.
Financial Operations Overview
     Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle management, electronic health record management, patient communication management, care coordination and analytics offerings and from implementation and other services. Implementation and other revenue consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for training and related support services. Business services accounted for approximately 97% and 96% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. We expect to increase the number of physician practices we serve through increased sales and marketing expense, and we expect our existing clients to use more of our services through cross-selling efforts and growth in the number of combined services sales. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2011, and 2010.
     Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, athenaCoordinator and Anodyne Analytics. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenue over time as we increase automation. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. We also expect these expenses to increase in absolute terms for the foreseeable future but to decline as a percentage of revenue. This decrease will also be driven by increased levels of automation and economies of scale. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets.
     Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that sales and marketing expense will increase in absolute terms and will likely increase as a percentage of total revenue.
     Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses) and consulting fees for third-party developers. We expect that in the future, research and development expense will increase in absolute terms as we develop and enhance new and existing services.
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
     Other Income (Expense). Interest expense has historically consisted of interest costs related to our equipment-related term leases and our term loan and revolving loans under our credit facility, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents, and investments. The gain (loss) on the interest rate derivative contract represented the change in the fair market value of a derivative instrument that was not designated as a hedge. As we repaid all capital leases, the term loan and terminated the interest rate derivative contract in May 2011, we expect that our interest expense will be insignificant until such time we determine it is appropriate to draw down on our new financing arrangements.
     Income Tax Provision. Income tax provision consists of federal and state income taxes in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to the treatment of Incentive Stock Options (“ISOs”) as permanent differences. We substantially ceased issuing ISOs in 2009 and expect that our effective rate will decrease as the previously issued ISOs become disqualified.
Recent Developments
     On October 20, 2011, the Company entered into a $100 million new revolving credit Agreement (“New Credit Agreement”) with a term of five years. The New Credit Agreement replaces the $15 million Credit Agreement that expired September 30, 2011. The terms and conditions of the New Line of Credit are customary to facilities of this nature.
     On August 31, 2011, the Company acquired with Proxsys LLC (“Proxsys”). The acquisition broadens the Company’s offerings by bringing order transmission, pre-certification and pre-registration capabilities to the Company’s service platform. The results of Proxsys’s operations are included in the statement of operations of the combined entity since the date of acquisition.

Results of Operations
     Comparison of the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Business services	$223,475	$170,051	$53,424	31%
Implementation and other	8,080	6,121	1,959	32%

Total	$231,555	$176,172	$55,383	31%

     Revenue. Total revenue for the nine months ended September 30, 2011, was $231.6 million, an increase of $55.4 million, or 31%, over revenue of $176.2 million for the nine months ended September 30, 2010. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the nine months ended September 30, 2011, was $223.5 million, an increase of 31%, over revenue of $170.1 million for the nine months ended September 30, 2010. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The summary of changes in the physicians and active medical providers using our revenue cycle management service, athenaCollector, electronic health records management service, athenaClinicals, and patient communication management service, athenaCommunicator are as follows:

	As of September 30,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Physicians — revenue cycle management service	22,477	18,573	3,904	21%
Active medical providers — revenue cycle management service	31,675	26,317	5,358	20%

Physicians — electronic health record management service	4,202	1,992	2,210	111%
Active medical providers — electronic health record management service	5,849	2,818	3,031	108%

Physicians — patient communication management service	2,931	625	2,306	369%
Active medical providers — patient communication management service	4,117	946	3,171	335%
     Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the nine months ended September 30, 2011 was 5.3 billion, an increase of 1 billion, or 23%, over posted collections of 4.3 billion for the nine months ended September 30, 2010.
     Implementation and Other Revenue. Revenue from implementations and other sources was $8.1 million for the nine months ended September 30, 2011, an increase of $2.0 million, or 32%, over revenue of $6.1 million for the nine months ended September 30, 2010. This increase was driven by new client implementations and increased professional services for our larger client base. The increase in implementation and other revenue is the result of the increase in the volume of our new business.

	Nine Months Ended September 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Direct operating costs	$87,985	$72,163	$15,822	22%
     Direct Operating Costs. Direct operating expense for the nine months ended September 30, 2011, was $88.0 million, an increase of 22%, over costs of $72.2 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients for the nine months ended September 30, 2011 was 42.8 million, an increase of 8.5 million, or 25%, over total claims submitted of 34.3 million for the nine months ended September 30, 2010. Direct operating employee-related costs, including stock compensation, increased $7.9 million from the nine months ended September 30, 2010, to the nine months ended September 30, 2011. This increase is primarily due to the 21% increase in headcount since September 30, 2010, which does not include the approximately 200 employees from our acquisition of Proxsys at the end of August 2011. Not including our acquisition of Proxsys, we increased headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups.

	Nine Months Ended September 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Selling and marketing	$56,540	$37,986	$18,554	49%
Research and development	16,386	13,543	2,843	21%
General and administrative	35,306	33,470	1,836	5%
Depreciation and amortization	11,884	7,946	3,938	50%

Total	$120,116	$92,945	$27,171	29%

     Selling and Marketing Expense. Selling and marketing expense for the nine months ended September 30, 2011, was $56.5 million, an increase of $18.6 million, or 49%, over costs of $38.0 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in employee-related costs, including stock-based compensation expense, internal sales commissions and external partner channel commission of $10.3 million due to an increase in headcount and external channel partners. Our sales and marketing headcount increased by 33% since September 30, 2010, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $7.9 million increase in travel-related expenses, consulting, online marketing, offline marketing and other marketing events.
     Research and Development Expense. Research and development expense for the nine months ended September 30, 2011, was $16.4 million, an increase of $2.8 million or 21% over research and development expense of $13.5 million for the nine months ended September 30, 2010. This increase was due to higher employee-related costs, including stock-based compensation expense, of $2.6 million as a result of the increased headcount. Our research and development headcount increased 34% since September 30, 2010, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2011, was $35.3 million, an increase of approximately 5%, over general and administrative expenses of $33.5 million for the nine months ended September 30, 2010. General and administrative expense for the nine months ended September 30, 2011, included an increase of $1.3 million due to higher employee-related costs, including stock-based compensation expense, as a result of the increased headcount. Our general and administrative headcount increased by 20% since September 30, 2010, as we added personnel to support our growth. The increase was also partially due to $0.5 million in legal, audit, tax, consulting and insurance expenses which mainly relate to our recent acquisitions and $0.9 million in travel and expenses, recruiting, corporate events and infrastructure. The total increases were offset by $0.8 million in ancillary gains related to the seasonal use of our Point Lookout facility by internal and third parties.
     Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2011, was $11.9 million, an increase of 50% over depreciation and amortization expense of $7.9 million for the nine months ended September 30, 2010. This was primarily due to higher depreciation from fixed asset expenditures in 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Interest income	$300	$219	$81	37%
Interest expense	(237)	(437)	200	-46%
Loss on interest rate derivative contract	(73)	(475)	402	(85)
Other income	108	96	12	13

Total other income (expense)	$98	$(597)	$695	(116)

     Other Income (Expense). Interest income for the nine months ended September 30, 2011, was $0.3 million, an increase of $0.1 million from interest income of $0.2 million for the nine months ended September 30, 2010. The increase was directly related to a higher cash balance. Interest expense for the nine months ended September 30, 2011, and 2010 decreased$0.2 million, which is driven by the balance of outstanding debt. The loss on interest rate derivative for the nine months ended September 30, 2011, and 2010, decreased $0.4 million. The loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument, that was terminated in May 2011, that was not designated a hedge.
     Income Tax Provision. We recorded a provision for income taxes for the nine months ended September 30, 2011, of approximately $9.8 million compared to $5.1 million for the nine months ended September 30, 2010. The decrease in our effective tax rate is due to $0.6 million impact from discrete items, mainly related to the tax impact of ISO exercises of $0.8 million, during the nine months ended September 30, 2011 compared to $0 impact in discrete items during the nine months ended September 30, 2010, as well as a decrease in the effect of our permanent differences as a percent of the overall rate.
     Comparison of the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Business services	$80,640	$61,087	$19,553	32%
Implementation and other	3,100	2,056	1,044	51%

Total	$83,740	$63,143	$20,597	33%

     Revenue. Total revenue for the three months ended September 30, 2011, was $83.7 million, an increase of $20.6 million, or 33%, over revenue of $63.1 million for the three months ended September 30, 2010. This increase was due almost entirely to an increase in business services revenue.
     Business Services Revenue. Revenue from business services for the three months ended September 30, 2011, was $80.6 million, an increase of $19.6 million, or 32%, over revenue of $61.1 million for the three months ended September 30, 2010. This increase was primarily due to the growth in the number of physicians and medical providers using our services.

	As of September 30,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Physicians — revenue cycle management service	22,477	18,573	3,904	21%
Active medical providers — revenue cycle management service	31,675	26,317	5,358	20%

Physicians — clinicals cycle management service	4,202	1,992	2,210	111%
Active medical providers — clinicals cycle management service	5,849	2,818	3,031	108%

Physicians — patient cycle management service	2,931	625	2,306	369%
Active medical providers — patient cycle management service	4,117	946	3,171	335%
     Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the three months ended September 30, 2011, was 1.9 billion, an increase of 0.4 billion, over posted collections of 1.5 billion for the three months ended September 30, 2010.
     Implementation and Other Revenue. Revenue from implementations and other sources was $3.1 million for the three months ended September 30, 2011, an increase of $1.0 million, or 51%, over revenue of $2.1 million for the three months ended September 30, 2010. This increase was driven by new client implementations and increased professional services for our larger client base as described above. The increase in implementation and other revenue is the result of the increase in the volume of our business.

	Three Months Ended September 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Direct operating costs	$31,695	$24,534	$7,161	29%
     Direct Operating Costs. Direct operating expense for the three months ended September 30, 2011, was $31.7 million, an increase of $7.2 million, or 29%, over costs of $24.5 million for the three months ended September 30, 2010. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients for the three months ended September 30, 2011 was 14.9 million, an increase of 3.1 million, or 26%, over total claims submitted of 11.8 million for the three months ended September 30, 2010. Direct operating employee-related costs, including stock-based compensation, increased $3.6 million from the three months ended September 30, 2010 to the three months ended September 30, 2011. This increase is primarily due to the 21% increase in headcount since September 30, 2010, which does not include the approximately 200 employees from our acquisition of Proxsys at the end of August 2011. Not including our acquisition of Proxsys, we increased the professional services headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups.

	Three Months Ended September 30,		Change
	2011	2010	Amount	Percent
	(in thousands)
Selling and marketing	$20,784	$13,233	$7,551	57%
Research and development	6,141	4,645	1,496	32%
General and administrative	11,869	10,390	1,479	14%
Depreciation and amortization	4,749	2,869	1,880	66%

Total	$43,543	$31,137	$12,406	40%

     Selling and Marketing Expense. Selling and marketing expense for the three months ended September 30, 2011, was $20.8 million, an increase of $7.6 million, or 57%, over costs of $13.2 million for the three months ended September 30, 2010. This increase was primarily due to an increase in employee-related costs, stock-based compensation expense, internal sales commissions and external partner channel commission of $3.9 million due to an increase in headcount and external channel partners. Our sales and marketing headcount increased by 33% since September 30, 2010, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $3.6 million increase in travel-related expenses, consulting, online marketing, offline marketing and other marketing events.
     Research and Development Expense. Research and development expense for the three months ended September 30, 2011, was $6.1 million, an increase of $1.5 million, or 32%, over research and development expense of $4.6 million for the three months ended September 30, 2010. This increase was primarily due to an increase of $1.3 million in employee-related costs due to an increase in headcount. Our research and development headcount increased 34% since September 30, 2010, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
     General and Administrative Expense. General and administrative expense for the three months ended September 30, 2011 was $11.9 million, an increase of $1.5 million, or 14%, over general and administrative expenses of $10.4 million for the three months ended September 30, 2010. This increase was partially due to a $0.7 million increase in employee-related costs due to an increase in headcount. Our general and administrative headcount increased by 20% since September 30, 2010, as we added personnel to support our growth. The increase was also partially due to $0.9 million in legal, audit, tax, consulting and insurance expenses which mainly relate to our recent acquisitions and $0.7 million in travel and expenses, recruiting, corporate events and infrastructure. The total increases were offset by $0.8 million in ancillary gains related to the seasonal use of our Point Lookout facility by internal and third parties.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2011, was $4.7 million, an increase of $1.8 million, or 66%, over depreciation and amortization expense of $2.9 million for the three months ended September 30, 2010. This was primarily due to higher depreciation expense from fixed asset expenditures in 2011 and 2010.

	Three Months Ended September 30,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Interest income	$84	$75	$9	12%
Interest expense	(6)	(102)	96	-94%
Loss on interest rate derivative contract	—	(111)	111	-100%
Other income	64	33	31	94%

Total other income (expense)	$142	$(105)	$247	-235%

     Other Income (Expense). Interest income for the three months ended September 30, 2011, and 2010, was relatively flat at $0.1 million. Interest expense for the three months ended September 30, 2011, and 2010 decreased $0.1 million, which is driven by the balance of outstanding debt. The loss on interest rate derivative for the three months ended September 30, 2011, and 2010, was zero and $0.1 million, respectively. The loss on the interest rate derivative was the result of the change in the fair market value of a derivative instrument that was not designated a hedge, which was terminated in May 2011.
     Income Tax Provision. We recorded a provision for income taxes for the three months ended September 30, 2011, of approximately $3.4 million compared to $3.5 million for the three months ended September 30, 2010. The decrease in our effective tax rate was due to $0.4 million impact from discrete items, mainly related to the tax impact of ISO exercises of $0.5 million, during the three months ended September 30, 2011 compared to $0 impact in discrete items during the three months ended September 30, 2010, as well as an overall decrease from the effect of all our permanent differences as a percent of the overall rate
Liquidity and Capital Resources
     Sources of Liquidity
     We initially funded our growth primarily through the private sale of equity securities, totaling approximately $50.6 million, as well as through long-term debt, working capital and equipment-financing loans. In September 2007, we completed our initial public offering which provided net proceeds of approximately $81.3 million. Since the initial public offering, we have funded our growth primarily through cash generated from operations.
     As of September 30, 2011 our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $118 million and available for sale long-term investments of $3.7 million. Our cash investments consist of corporate debt securities, U.S. Treasury and government agency securities, and commercial paper. As specified in our investment policy, we place our investments in instruments that meet high credit quality standards, the policy limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns.
     As of September 30, 2011, we have no outstanding indebtedness. On October 20, 2011, we entered into a $100 million five-year, revolving credit agreement. The credit facility may be extended by up to an additional $100.0 million on the satisfaction of certain conditions, including obtaining lender commitments. There was no balance outstanding on the revolving credit facility during the three and nine months ended September 30, 2011, and 2010. The credit facility contains certain covenants, including consolidated leverage ratio and minimum fixed charges coverage ratios. The interest rates applicable to revolving loans under the Credit Agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on the Company’s consolidated leverage ratio, or (ii) the base rate (which is the higher of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on the Company’s consolidated leverage ratio. The Company will pay a commitment fee during the term of the Credit Agreement which varies between 0.20% and 0.30% depending on the consolidated leverage ratio.
     We believe our sources of liquidity will be sufficient to sustain operations, to finance our strategic initiatives, make payments on our contractual obligations, and our purchases of property and equipment. Our analysis is supported by the growth in our new customer base and a high rate of renewal rates with our existing customers and the corresponding increase in billings and collections. We may pursue acquisitions or investments in complementary businesses or technologies, in which case we may need to borrow against our new credit facility. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facility or obtain additional financing.
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
     Operating Cash Flow Activities

	For the Nine Months Ended September 30,
	2011	2010
Net Income	$13,717	$5,401
Non-cash adjusments	16,575	13,757
Cash provided in changes in operating assets and liabilities	8,949	6,141

Net cash provided by operating activities	$39,241	$25,299

     Cash flow from operations increased approximately $13.9 million to $39.2 million for the nine months ended September 30, 2011, as compared to $25.3 million for the nine months ended September 30, 2010. The increase is mainly attributable to increases in net income. The increase in net income is primarily due to the growth in our customer base, stability in renewal rates with our existing customer base and increased adoption of our services. This increase is partially offset by an increase in operating expenses that require cash outlays such as salaries, higher commissions, direct operating expenses, and selling and marketing expenses. The increase in add-backs of non-cash expenses during the nine months ended September 30, 2011 and 2010 are primarily due to increases in depreciation and amortization, stock-based compensation expense, and our provision for uncollectible accounts. This is off-set by a non-cash adjustment to include the impact of excess tax benefits from stock-based awards to financing activities; thereby presenting total operating activities as if we had paid higher cash taxes. The increase in depreciation and amortization was primarily attributed to capital expenditures and the acquisition of the Point Lookout facility in June 2011. The increase in stock-based compensation expense is primarily due to the increase in the volume and the value of stock-based awards granted during 2011 over grants in 2010. The increase to cash provided by in changes in operating assets and liabilities during the nine months ended September 30, 2011, was due in large part to the increase in our deferred revenue offset by an increase in accounts receivable and a decrease in deferred rent. Accounts receivable increased to $47.1 million at September 30, 2011 as compared to $36.9 million as of December 31, 2010. The increase can be attributed to the overall increase in revenue and the timing of current billings and subsequent payment of those billings as of September 30, 2011 as compared to the same period and timing as of December 31, 2010. The decrease in deferred rent is related to the repayment of rental incentive loans in the amount of $2.1 million. The $8.7 million impact from changes in prepaid and other current assets on the cash flow statement is a result of being in an income tax receivable position prior to the elimination of the non-cash transaction of the net tax benefit associated with our stock-based compensation exercises.
     Investing Cash Flow Activities
     The cash used by investing activities decreased by $20.6 million to $18.9 million from cash used by investing activities of $39.5 million for the nine months ended September 30, 2011, and 2010, respectively. Cash flows used in investing activities consist primarily of purchases of property and equipment, payment for the acquisitions of Proxsys LLC and Point Lookout, a conference center and training facility, capitalized software development costs and our investment activities. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. We paid cash consideration of $27.9 million in relation to our acquisition with Proxsys LLC and $6.9 million related to Point Lookout. In addition, we purchased $9.4 million of property and equipment, including approximately $1 million related to a purchase option under our capital lease obligations which were terminated during the nine months ended September 30, 2011. Our investment in software development consist of company managed-design, development, and testing of new application functionality with our less mature service offerings, which primarily include our athenaClinicals and athenaCommunicator service offerings. Our capitalized software development amounted to $5.3 million for the nine months ended September 30, 2011. Restricted cash decreased by $3.3 million due to payments made for contingent consideration relating to acquisitions completed in 2008 and 2009.
     Financing Cash Flow Activities
     The cash provided by financing activities was $10.3 million for the nine months ended September 30, 2011, compared to cash provided by financing activities $7.7 million for the nine months ended September 30, 2010. The change is attributable to payments on debt and to payment of contingent consideration accrued at acquisition date relating to the Anodyne acquisition. We elected to repay all of our outstanding debt balances under our equipment line of credit and term loan, as well as terminate our related interest rate derivative. This was offset by the proceeds from the exercise of stock options and the increase in the non- cash adjustment related to excess tax benefit from stock-based awards to reflect them as financing activities.
     Contractual Obligations
     We have contractual obligations under our operating leases for properties. The following table summarizes our long-term contractual obligations and commitments as of September 30, 2011:

	Payments Due by Period
		Less than 1			After 5
	Total	Year	2 - 3 Years	4 -5 Years	years	Other
Operating lease obligations	$22,371	$6,023	$10,954	$4,884	$510	$—
Other	1,610	—	—	—	—	1,610

Total	$23,981	$6,023	$10,954	$4,884	$510	$1,610

     The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, headquarters; our Rome, Georgia, offices; our Alpharetta, Georgia, offices; Birmingham, Alabaman, offices; and our Chennai, India, offices.
     Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of September 30, 2011, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
     As of September 30, 2011 and 2010, and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the nine months ended September 30, 2011, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
     Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and available for sale investments totaling $122.2 million at September 30, 2011. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term, interest-bearing, investment-grade securities. Due to the short and expected term of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
     Interest Rate Risk. As of September 30, 2011, we had no outstanding long-term debt and capital lease obligations and there were no amounts outstanding under the revolving credit facility.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2011 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control

     There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
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
     The Company is being indemnified in this lawsuit from and against any liability, pursuant to a license agreement from and against any liability, pursuant to a license agreement with one of its vendors. That vendor is also providing the Company’s defense.
     The Company believes that it has meritorious defenses to the lawsuit and continues to contest it vigorously.
     On September 30, 2011, the United States District Court for the District of Massachusetts granted athenahealth, Inc. and certain of its current and former officers’ motion to dismiss the amended complaint in the case entitled Casula v. athenahealth, Inc. et al., Civil Action No. 1:10-cv-10477. The amended complaint alleged that the defendants violated the federal securities laws by disseminating false and misleading statements through press releases, statements by senior management, and SEC filings. The alleged false and misleading statements concerned, among other things, the amortization period for deferred implementation revenues. The defendants filed a motion to dismiss the amended complaint on October 1, 2010, and a reply brief in further support of the motion to dismiss the amended complaint on December 30, 2010. After hearing oral argument on August 22, 2011, the Court issued an order granting the motion to dismiss on September 30, 2011. Plaintiffs may appeal the ruling within thirty days of the order.
     On March 17, 2011, a complaint was filed by PPS Data, LLC naming the Company and several other defendants in a patent infringement case (PPS Data, LLC v. Allscripts Healthcare Solutions, Inc. et al., Civil Action No. 3:11-cv-00273, United States District Court for the Middle District of Florida). The complaint alleged that the Company had infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims.” The complaint sought an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On April 14, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On May 5, 2011, the Company filed a motion to sever and transfer the case. Both the April 14 and May 5, 2011, motions were fully briefed and the Court heard oral argument on July 12, 2011. On July 21, 2011, the court severed the Plaintiff’s claims against all but the first named defendant, Allscripts Healthcare Solutions, Inc. The court ordered the Plaintiff to file an amended complaint against Allscripts only, omitting claims against the dismissed defendants. The court also allowed the Plaintiff to file, on or before August 8, 2011, new complaints in the Middle District of Florida against each of the dismissed defendants. The Company is no longer a defendant in this lawsuit.
     On July 28, 2011, a new complaint was filed by PPS Data, LLC naming the Company in a patent infringement case (PPS Data, LLC v. athenahealth, Inc., Civil Action No. 3:11-cv-00746, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed U.S. Patent No. 6,343,271. The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On September 8, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On October 18, 2011, the plaintiff filed a motion for leave to amend its complaint to allege that the Company has infringed on U.S. Patent No. 6,341,265 with a listed issue date of January 22, 2002, entitled “Provider claim editing and settlement system,” and U.S. Patent No. 7,194,416 with a listed issue date of March 20, 2007, entitled “Interactive creation and adjudication of health care insurance claims.” The Court has not yet ruled on either of these motions. The Company believes that it has meritorious defenses to the complaint and will continue to contest the claims vigorously.

     On May 25, 2011, a complaint was filed by Medsquire, LLC naming the Company and several other defendants in a patent infringement case (Medsquire, LLC v. Spring Medical Systems, Inc. et al., Civil Action No. 2:11-CV-04504-DSF-AGR, United States District Court for the Central District of California). The complaint alleges that the Company has infringed U.S. Patent No. 5,682,526 with a listed issue date of October 28, 1997, entitled “Method and System for Flexibly Organizing, Recording, and Displaying Medical Patient Care Information Using Fields in a Flowsheet.” The complaint seeks damages, pre-judgment interest, and attorneys’ fees. On July 18, 2011, several of the defendants, including the Company, filed a partial motion to dismiss. On October 11, 2011, the plaintiff and most of the other defendants, including the Company, filed a stipulation agreeing to dismiss without prejudice the claims of indirect infringement in the amended complaint. The Company believes that it has meritorious defenses to the amended complaint and will contest the claims vigorously.
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
     On or about July 18, 2011, a complaint was filed in the Superior Court for Waldo County, Maine, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint alleges that the Company entered into a partnership with the plaintiff to purchase property in Maine, that the parties entered into a mutual non-disclosure agreement governing the sharing of confidential information between them, and that the Company subsequently terminated the partnership and purchased the property itself, using the confidential information obtained from the plaintiff to do so. The complaint purports to state claims for common-law fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, quantum meruit, promissory estoppel, breach of contract, and violation of the Maine Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, and injunctive relief enjoining the Company from making further use of the plaintiff’s confidential information and requiring the Company to return all confidential information in its possession to the plaintiff. On August 8, 2011, the Company filed a motion to dismiss for improper venue. The Company believes that it has meritorious defenses to the complaint and intends to contest the claims vigorously.
     On September 16, 2011, a complaint was filed by Kickapoo Run, LLC naming the Company and several other defendants in a patent infringement case (Kickapoo Run, LLC v. athenahealth, Inc. et al., Civil Action No. 1:99-mc-09999, United States District Court for the District of Delaware). The complaint alleges that the Company has infringed U.S. Patent No. 5,961,332 with a listed issue date of October 5, 1999, entitled “Apparatus for Processing Psychological Data and Method of Use Thereof.” The complaint seeks an injunction enjoining infringement, damages, costs, expenses, pre- and post-judgment interest, and attorneys’ fees. The Company believes that it has meritorious defenses to the complaint and will contest the claims vigorously.
     In addition, from time to time the Company may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company does not, however, currently expect that the ultimate costs to resolve any pending matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors.
     During the three and nine months ended September 30, 2011, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     (a) Exhibits.

Exhibit
No.	Exhibit Index
2.1§(i)	Agreement and Plan of Merger, dated as of July 21, 2011, by and among athenahealth, Inc., Prometheus Acquisition LLC, Proxsys LLC, and the Securityholders’ Representative named therein.

†10.1*	Director Compensation Plan of the Registrant, dated July 1, 2011

10.2*	Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders from time to time party thereto, dated October 20, 2011, and exhibits and schedules thereunder

10.3*	Amended and Restated athenahealth, Inc. 2007 Stock Option and Incentive Plan, and form of agreements thereunder

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

§	Schedules, exhibits, and similar supporting attachments or agreements to the Merger Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. athenahealth, Inc. agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

(i)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 21, 2011.

*	Filed herewith

**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENAHEALTH, INC.
By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Timothy M. Adams
Timothy M. Adams,
Chief Financial Officer, Senior Vice President

Date: October 21, 2011