Form 10-K
period 2011-12-31
ATHENAHEALTH INC
filed 2012-02-16
CIK 1131096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33689

athenahealth, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3387530
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

311 Arsenal Street,	02472
Watertown, Massachusetts	(Zip Code)
(Address of principal executive offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,417,920,038 based on the closing price on the NASDAQ Global Select Market on June 30, 2011.

At February 14, 2012, the registrant had 35,456,163 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2011.

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

In this Annual Report on Form 10-K, the terms the “Company,” “athenahealth,” “we,” “us,” and “our” refer to athenahealth, Inc. and its subsidiaries, Anodyne Health Partners, Inc., athena Point Lookout, LLC, athenahealth MA, Inc., athenahealth Security Corporation, athenahealth Technology Private Limited, and Proxsys LLC, and any subsidiary that may be acquired or formed in the future. We were incorporated in Delaware on August 21, 1997, as Athena Healthcare Incorporated. We changed our name to athenahealth.com, Inc. on March 31, 2000, and to athenahealth, Inc. on November 17, 2000. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts, 02472, and our telephone number is (617) 402-1000.

Overview

athenahealth provides business services that help medical care givers collect more revenue and greatly reduce the trouble and inconvenience of their administrative tasks. Through a combination of three distinct but interconnected components — cloud-based software, networked knowledge, and back-office work — athenahealth enables its providers to achieve and sustain financial health while keeping their focus on quality patient care.

Our services are designed to reduce the burden presented by complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many of the related tasks that distract medical care givers and staff from delivering care. We differentiate our services by regularly deploying updates and improvements to clients via our cloud-based network, athenaNet, requiring no action by the client. Since athenaNet is web-based, our staff can quickly and seamlessly implement our services at a low up-front start-up cost to clients.

Our cloud-based services are currently packaged as four integrated offerings: athenaCollector for revenue cycle management, athenaClinicals for clinical cycle management, athenaCommunicator for patient cycle management, and athenaCoordinator for referral cycle management. Our single-instance platform allows every client to benefit from the collective knowledge of all other clients through our patented billing Rules Engine and clinical Quality Management Engine, collectively called “athenaRules.” This powerful, shared knowledge enables our clients to monitor and benchmark their performances against those of peer practices across the network. Our comprehensive business intelligence application, Anodyne Analytics, further supports our clients’ goal of financial health by equipping them with data visualization tools and insight into their practice’s performance.

The software offered via athenaNet is the primary conduit through which we exchange information among clients, payers, and our staff of experts. Expert knowledge is infused into each service via athenaRules as we work with clients, payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance. Each service also benefits from back-office administrative work that we perform on behalf of our clients. We automate these processes whenever possible, but, when automation cannot be implemented, we perform the work ourselves rather than returning it to clients to be completed.

This unique service model of Software, Knowledge, and Work has allowed us to align our success with our clients’ performance, creating a continual cycle of improvement and efficiency. We charge clients a percentage of collections in most cases, so our financial results are a direct reflection of our ability to drive revenue for them.

In 2000, we released our first service offering, athenaCollector, and followed with athenaClinicals in 2006. athenaCommunicator, introduced in 2010, represents the integration and rebranding of our first acquisition, Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net). We continued this expansion of our offerings in October, 2009, with our acquisition of Anodyne Health Partners, Inc. (“Anodyne”), the privately held company that developed the Anodyne Analytics service. Then, in August, 2011, to further accelerate the development of our emerging care coordination service, we acquired Proxsys LLC (“Proxsys”), a leading provider of cloud-based care coordination services between physicians and hospitals.

In 2011, we generated revenue of $324.1 million from the sale of our services, compared to $245.5 million in 2010. As of December 31, 2011, there were 32,740 medical providers, including 23,210 physicians, using our athenaCollector service across 46 states and the District of Columbia and 76 medical specialties.

Market Opportunity

The health care industry is complex and fragmented, and is largely served by legacy software systems that do not offer the core competencies of collaboration, flexibility, and interoperability. A disproportionate amount of communication still takes place on paper instead of via automated communications. This combination of outdated, inflexible systems and paper workflows creates significant costs for medical practices, which suffer sizable administrative work, as well as duplication and errors. By addressing these problems head on, medical care givers can free their staff to focus on the practice of medicine.

While the fee-for-service reimbursement framework is fraught with complexity for medical practices, managed care plans typically are even more complex, creating reimbursement structures that are more complicated than previous methods, with greater responsibility placed on care givers to capture and provide appropriate data to obtain payments. This reality is further complicated by newer, emerging reimbursement models such as Pay-For-Reporting, Pay-For-Performance, and Shared Savings. These programs require care givers to identify programs for which they are eligible, enroll in those programs, identify eligible patients, and record relevant billing and clinical data for each eligible encounter. In addition, care givers may be penalized for non-reporting or non-participation in these programs. Many of these programs also require a much greater focus on care coordination and cost efficiency across multiple care givers .

Practice-based activities required to ensure appropriate payment for services rendered have increased in number and complexity for the following reasons:

•

Legislative reform efforts.    Legislative reform, including the Patient Protection and Affordable Care Act, or PPACA, that was signed into law in March 2010, is expected to drive many fundamental shifts in the health care reimbursement landscape. Millions of additional patients could be required to purchase health insurance coverage, and private payers may have to limit percentages of non-clinical expenses as a portion of their revenues. Payers’ abilities to raise insurance premiums will likely also be regulated, forcing them to focus on other ways of improving their financial performance, including new contracting options for physicians and new programs to identify preventable costs. Many of these programs would require the aggregation and exchange of clinical data in order to ensure continuity of care for each patient.

•

Diversity of health benefit plan design.    Health insurers have introduced a wide range of benefit structures, many of which are customized to the unique goals of particular employer groups. This has resulted in an increase in rules regarding who is eligible for health care services, what health care services are eligible for reimbursement, and who is responsible to pay for health care services delivered. It has also resulted in more plans that require a larger portion of patient responsibility, such as High Deductible Health Plans (“HDHP”) or plans with little coverage other than negotiated discounts; these increase the burden on practices to manage and pursue receivables directly with the patient.

•

Dynamic nature of health benefit plan design.    Health insurers continually update their reimbursement rules based on ongoing monitoring of consumption patterns, in response to new medical products and procedures, and to address changing employer demands. As these changes are made frequently throughout the year and are often specific to each individual health plan, practices need to be continually aware of this dynamic element of the reimbursement cycle, as it could impact overall reimbursement and specific workflows.

•

Proliferation of new payment models.    New health benefit plans and reimbursement structures have considerably modified the ways in which medical practices are paid. Care-based initiatives like Pay-for-Performance, which provide reimbursement incentives related to the capture and submission of specified clinical information, have dramatically increased the administrative and clinical documentation burden of the medical practice. Shared Savings programs like Accountable Care Organizations, or ACOs, reward care givers for managing care in a cost-efficient way; this requires greater coordination of clinical effort across medical practices and their trading partners. These newer models continue to evolve and grow in both number and complexity.

•

New financial incentives spurring a new wave of EHR purchasing activity.    The federal government has enacted a financial incentive program through the 2009 Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) for care givers who demonstrate “Meaningful Use” of a certified Electronic Health Record (“EHR”) technology. While these payments do not represent a sustained market opportunity, they have shifted recent buying patterns, with many care givers accelerating their purchase of EHRs and making revenue cycle decisions tied to an EHR selection.

In addition to administering typical business functions, care givers must invest significant time and resources processing inbound and outbound communications related to physician orders, including referrals to specialists, imaging centers, laboratories, pharmacies, and inpatient admissions. In order to process these communications, medical practices often interact with multiple software systems; execute paper-based and fax-based communications to and from payers and other trading partners; and contact patients, payers, and other trading partners to effectively communicate the appropriate clinical information to accompany the order. All of this work must be conducted to ensure that the patient receives appropriate care and the procedure is eligible for reimbursement.

Our Strategy

Our mission is to be medical care givers’ most trusted service. In almost all cases, we price our services as a percentage of practice collections, which incentivizes us to improve practice performance while simultaneously reducing cost through more efficient operations. As practices face rising costs, greater complexity, and changing reimbursement rates, they need solutions for a diverse set of problems. These problems include increased administrative work required to manage new reimbursement models; greater demand from trading partners and Shared Savings program members for electronic data exchange; pressure to adopt expensive EHRs; continued changes to federally mandated transaction standards; new insurance payer rules; more complicated reimbursement structures; and increased work to collect self-pay balances from uninsured, underinsured, and HDHP patients.

We believe that traditional, locally installed software fails to address all of these needs, solving only a subset of problems that can be managed through electronic storage and data transmission, without allowing for intelligent evolution of the functionality. Locally installed software also favors larger organizations that can afford an up-front investment in hardware and software, as well as the staff to manage and maintain these systems. Cloud-based software can solve a greater set of these problems — particularly when implemented in a single instance — because it can be quickly updated and delivered to all clients without expensive upgrades or new hardware installation. However, there remain many challenges that even cloud-based software alone cannot address without a corresponding service component. Examples include processing and sorting all incoming paper documents that a practice receives; identifying and managing payer rules; identifying and enrolling care givers in Pay-For-Performance programs; selecting and alerting care givers to Pay-for-Performance measures for specific patients; and taking patient phone calls with a live operator when a practice is closed. Our unique service model addresses these problems for clients through cloud-based software that delivers targeted knowledge to the right user at the right time, and through large service operations that can achieve a comparative advantage by executing work at scale that would otherwise fall upon the practice.

The electronic connectivity and system infrastructure that we provide would normally be out of reach for small independent practices, which make up the majority of the care giver market. However, because we automate processes and scale work across our entire provider network, we can efficiently deliver our services to medical practices of every size. By enabling small practices to receive the same level of technical and service infrastructure available to large clients, we provide significant benefit not only to practices but also to all of their trading partners and fellow Shared Savings program members. As practices continue to be acquired or divested by other entities, this strategic flexibility will enhance our ability to compete, regardless of whether the practice is independent or owned by a large enterprise.

Key elements of our strategy include:

•

Remaining intensely focused on our clients’ success.    Our business model aligns our goals with our clients’ goals, providing us with an ongoing incentive to improve client performance. We believe that this approach enables us to maintain client loyalty (demonstrated through high and sustained client satisfaction and retention), enhance our reputation, and improve the quality of our solutions.

•

Integration of revenue cycle, clinical cycle, patient cycle, and referral cycle.    As payment models continue to integrate cost efficiency and performance into reimbursement formulas, activities that previously were not factors in reimbursement will become more important in driving practice performance. Only practices that control these activities in a way that is fully integrated with their revenue cycle will have visibility into their true financial health. Some examples might be care handoffs between physicians and trading partners, care coordination to prevent duplicate procedures, patient adherence reminders, and closed-loop prescription and lab order management. We proactively demonstrate to practices how, when fully adopted and optimized, our integrated services —athenaCollector, athenaClinicals, athenaCommunicator, and athenaCoordinator — can help care givers manage and monitor performance comprehensively.

•

Maintaining and growing athenaRules.    Our Rules Engine leverages our single-instance platform to allow all clients to benefit from knowledge across the network. We actively seek out new revenue opportunities for practices and use the Rules Engine to deliver the right information to the right person at the right time. For athenaCollector clients, these rules are introduced during charge entry and claim submission to alert users to any errors or omissions; this increases the percentage of transactions that are successfully executed on the first attempt and reduces the time it takes to fully resolve claims or other transactions. We continually build our centralized payer reimbursement rules by learning from the collective experience of our national network of clients, as well as through proactive outreach to payers. The rules embedded in athenaClinicals are becoming increasingly tied to reimbursement as more Pay-for-Reporting, Pay-for-Performance, and other bonus payments require specific action at the point of care. The athenaClinicals workflow allows customizable alerts to surface during the encounter to ensure that the proper quality measures are being prompted. Without the type of automation found in our Quality Management Engine, these payment programs would plague physicians with an administrative burden, significantly impairing their ability to practice.

•

Increasing awareness and attracting new clients.    We believe that our cloud-based business services provide significant value for medical practices of any size, and we continue to expand sales and marketing efforts to address our market opportunity and aggressively seek new clients. Our athenaCollector client base currently represents approximately four percent of the addressable U.S. market, comprised of an estimated 650,000 physicians practicing in the ambulatory segment. In addition to our traditional marketing efforts targeted at small and group practices, we have introduced several new programs to reach hospitals and health systems, to help them manage their affiliated and employed physician strategies.

•

Uncovering and delivering new sources of revenue to clients.    We have worked closely with payers and other health care trading partners to demonstrate the process efficiencies and reduction in administrative work that our services provide to medical practices. We believe that, as these trading partners gain understanding of these advantages and related system-wide benefits, they will reward these efficiencies in a manner that accrues direct benefits for our clients.

•

High levels of user adoption and network transparency.    One of the biggest challenges for traditional EHR software vendors has been lack of physician adoption. Many physicians have not used software templates to habitually document encounters and fear that EHRs will slow them down. Traditional documentation styles such as paper or dictation are preferred in many cases. Due to our large service operation, we can support many alternate documentation styles that are not available with software-only solutions. For example, physicians can continue to document on paper and transmit that document to us to be processed and attached to the patient chart. By supporting multiple work styles and integrating these activities into the complete revenue, clinical, and patient cycles, our clients realize significant benefits by using our EHR, which drives our high adoption rate. We, in turn, convert this usage data into system-wide measures of top-line practice performance, individual clinician performance, and the associated drivers of each. We can then share this intelligence on the measures that correlate with, or drive, practice performance with our entire network of clients.

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

athenaCollector and Anodyne Analytics

Our principal offering, athenaCollector, is our revenue cycle management service. It automates and manages billing-related functions for medical practices and includes a practice management platform. athenaCollector assists our clients with the proper handling of claims and billing processes to help manage reimbursement quickly and efficiently. Complementing athenaCollector is our business intelligence offering, Anodyne Analytics, which provides physicians and practice managers with comprehensive, detailed insight into practice performance.

Software (athenaNet and Anodyne Analytics)

Through athenaNet, athenaCollector utilizes the Internet to connect medical practices to our Rules Engine and service operations team. athenaCollector is a complete practice management system that includes scheduling, payment processing, and a workflow dashboard. The system is used by our clients and our services team to track claims requiring edits in real-time before they are sent to the payer, claims requiring work that have come back from the payer unpaid, and claims that are being held up due to administrative steps required by the individual client. This web-native functionality provides our clients with the benefits of our payer rules database as it is updated and enables them to interact with our services team to efficiently monitor workflows. Each transaction runs through our centralized Rules Engine so preventable mistakes can be corrected quickly across all of our clients. We also include a full set of reporting tools in athenaNet, so that users can track their ongoing performance and benchmark it against other practices.

With the acquisition of Anodyne in October 2009, we expanded the business intelligence function of our existing services through the addition of Anodyne Analytics. This web-based, Software-as-a-Service platform organizes and analyzes billing and claims-based data across medical practices, allowing decision makers to quickly and easily present that data visually through a wide array of business performance metrics. These metrics can be provided either as broad, practice-wide summaries or as discrete, highly specific analyses based on complex user-defined requests. In the future, we plan to further leverage the additional detail and analysis offered by Anodyne Analytics and the Anodyne Intelligence Platform to visually present other data sets such as clinical and patient cycle metrics.

Knowledge (athenaRules)

Medical practices route all of their day-to-day electronic and paper-based payer communications to us, which we then process using our patented billing Rules Engine and service operations to avoid reimbursement delays and improve practice performance. Our proprietary database of payer knowledge has been constructed based on over eleven years of experience in handling the physician workflow in thousands of medical practices, with medical claims from tens of thousands of health benefit packages. The core focus of the database is on the payer rules, which are the key drivers of claim payment and denials. Understanding denials allows us to construct rules to avoid future denials across our entire client base, resulting in increased automation of our workflow processes. On average, over 100 rules are added to or revised in our Rules Engine each month. athenaRules has been designed to interact seamlessly with athenaNet in the medical office workflow and with our service operations.

Work (athenahealth Service Operations)

athenahealth service operations enable the service teams that collaborate with client staff to achieve successful transactions. Our service operations consist of both knowledgeable staff and technological infrastructure used to execute the key steps associated with proper handling of physician claims and clinical data management. The service operations team is comprised of over 1,000 people who interact with physicians, providers, and clinicians at all of the key steps in the revenue cycle, including:

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

athenaClinicals

athenaClinicals is our EHR service, which automates and manages medical-record-management-related functions for practices. It assists medical groups with the proper handling of physician documentation, orders, and related inbound and outbound communications to ensure that orders are carried out quickly and accurately. athenaClinicals is designed to improve clinical administrative workflow.

Software (athenaNet)

Through athenaNet, athenaClinicals displays key clinical measures, by office location related to the drivers of high quality and efficient care delivery, on a workflow dashboard, including lab results requiring review, patient referral requests, prescription requests, and family history of previous exams. athenaClinicals is a 2011/2012 compliant Complete EHR technology and has been certified by the Certification Commission for Healthcare Information Technology (“CCHIT”), an ONC-ATCB, in accordance with the applicable certification criteria. Similar to its functionality within athenaCollector, athenaNet provides comprehensive reporting on a range of clinical results, including distribution of different procedure codes (leveling), incidence of different diagnoses, timeliness of turnaround by lab companies and other intermediaries, and other key performance indicators.

Knowledge (athenaRules)

Reporting and quality programs have collectively become a greater portion of physician revenue but are very difficult to manage on paper or in a static software system, where the user is not prompted for the appropriate action to be taken. Clinical data must be captured according to the requirements and incentives of different payers and plans. Clinical intermediaries such as laboratories and pharmacy networks require specific formats and data elements, as well. athenaRules is designed to access medication formularies, identify potential medication errors (such as drug-to-drug interactions or allergy reactions), and identify the specific clinical activities that are required to adhere to Pay-for-Performance programs, including Medicare incentive payments under the HITECH Act.

Work (athenahealth Service Operations)

Medical practices that use an EHR still receive large amounts of paper documentation from third parties. These can include consult letters, lab results, general correspondence, and multiple other document types. Practices can receive an average of over 1,000 clinical documents per provider per month, creating a significant administrative burden. Our service operations capture inbound paper documents, convert them to electronic format, attach them to the appropriate patient chart, classify them according to type, and associate results with the original order where applicable. Additionally, even if the physician creates an order in the EHR, the intended recipient may not accept orders electronically; in that case, we reduce the electronically generated order to paper for delivery on behalf of the practice. We also perform many of the Pay-for-Performance program identification and enrollment tasks on behalf of practices so that they can participate without significant up-front research and effort.

athenaCommunicator

Through athenaNet, athenaCommunicator — which includes ReminderCall (part of the acquisition of Crest Line Technologies, LLC in September 2008) and other automated patient messaging services, live operator services, and a patient portal — was commercially released in the first half of 2010. These services help reduce patient no-show rates and improve overall schedule density, which increases the number of revenue-generating appointments for our clients. The ability to increase patient outreach also helps provide clinical education and adherence reminders to patients, which increases the quality of care and improves outcomes without increasing practice demand to monitor and contact patients. The service provides a personalized, high-quality experience for patients while driving practice performance.

Software (athenaNet)

athenaCommunicator allows practices to manage many patient communication tasks electronically, including use of automated reminder calls with customizable criteria and opt-out functionality; creation of a self-service patient portal for registration, appointment requests, bill payments, and general communication; automatic generation of emails to patients; and patient education tools. The automated phone calls are multi- purpose and may include appointment reminders, outbound campaigns, and follow-up on outstanding balances while prompting patients to make payments by mail, telephone, or online through our systems.

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

Work (athenahealth Service Operations)

Practices spend a great deal of time fielding phone calls from patients on topics ranging from scheduling requests, bill payment, directions, and clinical cases. As part of the athenaCommunicator service, we provide live operators who field these calls on behalf of practices, including redirected automated calls for appointment scheduling, patient payments, and message-taking. We also print and mail paper statements to patients on behalf of the practice to assist with patient payment collection. Collectively, these activities expand the availability of the office to patients and help free staff to focus on more critical tasks.

athenaCoordinator

The result of athenahealth’s acquisition of Proxsys LLC in August 2011, athenaCoordinator is a referral cycle management tool that helps streamline the disorganized system of patient care coordination. The connections between practices and points of patient referral are rife with inefficiencies due to patient data redundancies, manual inputs, and errors, resulting in additional practice workload and patient dissatisfaction. With athenaCoordinator, care givers can efficiently deliver a clean referral order to a physician, hospital, or other supply-chain partner. This much-needed improvement in today’s health care reduces unnecessary phone calls and faxes, eliminates redundancies, and greatly reduces both the error rate and patient frustration.

Software (athenaNet)

athenaCoordinator allows providers, via an easy-to-use online portal, to electronically prepare and send a “clean order” for a referral — meaning all the pertinent information needed to streamline care coordination is complete — and a patient can arrive at his or her appointment with another physician, or at a hospital or lab, with information already entered and verified. This information can include the order details, the patient’s insurance eligibility, any necessary pre-certification, information the receiving provider needs to fulfill and bill the order, and details on any prior authorizations that are needed. This type of efficient information transfer delivers benefits to both the referring and receiving providers. For the initial care giver, athenaCoordinator reduces time spent managing outbound orders and can provide greater visibility to patient status after the referring visit. For the receiving care giver, athenaCoordinator reduces denials, the time spent processing referrals, and the risk of acting on erroneous information. Referring providers who use athenaClinicals can also receive a detailed care summary of the referral, effectively closing the loop of patient care.

Knowledge (athenaRules)

As part of a streamlined path of coordinated care information, athenahealth’s powerful, cloud-based Rules Engine automatically determines a patient’s insurance eligibility after a referring provider enters an order via the web-based portal. This cuts down on the need for practice staff to manually contact an insurer and allows a patient to arrive at a receiving provider with his or her coverage eligibility already confirmed. Both the patient and the receiving hospital or lab staff can then focus on care and not get bogged down in insurance eligibility research at the point of care.

Work (athenahealth Service Operations)

Preparing referral orders can often require office staff to spend time managing administrative duties—and they’ll often not receive follow-up information after a patient has visited a referred lab, physician, or hospital. As part of athenaCoordinator, athenahealth staff takes over this work, benefitting both the referring and receiving providers. athenahealth back-office operations will verify insurance and benefits with payers, secure pre-certification, handle patient registration, collect self-pay from the patient, and electronically deliver the order to the receiving provider in advance of the patient visit.

Research and Development

Our research and development efforts focus on enhancing our service offerings in response to changes in the market and evolving our technology platform to better serve medical practices. All of our clients use the same version of our software, although some athenaRules are designed to take effect locally for particular clients. We continually update our software and rules and execute bimonthly releases of new software functionality for our clients. Our software development life cycle methodology ensures that each software release is properly designed, built, tested, and rolled out. Our software development technologists are primarily located in the United States; we complement this team’s work with software development services from third-party technology development providers in Huntsville, Alabama, and Pune, India, as well as our own employees at our development center operated through our subsidiary in Chennai, India. In addition to our core software development activities, we dedicate full-time staff to our ongoing development and maintenance of the rules database. On average, over 100 rules are added or revised in our billing Rules Engine each month. We also employ program management and product management personnel, who work continually on improvements to our service operations processes and our service design, respectively.

athenaIntelligence

The team behind athenaRules is based in Watertown, Massachusetts, and is supported by employees at all of our locations. This team is responsible for creating the billing rules that alert clients to potential problems on claims and for the creation of the clinical rules that alert clinical staff to quality measures applicable to particular patients and encounters. Some key metrics delivered by the athenaIntelligence team in 2011 were:

•	over 26 different Pay-for-Performance programs built into the Rules Engine; and

•	93.7% of claims resolved on the first submission.

Taken as a whole, these activities result, in most cases, in a direct reduction in practices’ work. Rather than submitting a claim with missing information, waiting for adjudication, receiving a denial, and then resubmitting the claim to start the cycle over again, our practices are alerted to issues prior to the first submission. Similarly, practices are spared the tedious process of identifying upcoming appointments for patients that qualify for a specific Pay-for-Performance program and then remembering to track the appropriate measure during the encounter; instead, athenaClinicals introduces the measure seamlessly into the workflow.

Operations

Our operations team assists clients at each critical step in the revenue cycle, clinical cycle, patient cycle, and referral cycle workflow processes and provides services that include insurance benefits packaging, insurance eligibility confirmation, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submission of lab requisitions, and monitoring and classification of all inbound faxes. Additionally, we use third parties for data entry, data matching, data characterization, and outbound and inbound telephone services. We have contracted with International Business Machines Corporation and Vision Business Process Solutions Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), to provide data entry and other services from facilities located in India and the Philippines to support our operations team. These services are generally commercially available at comparable rates from other service providers.

During 2011, we:

•	posted approximately $7.3 billion in physician collections;

•	processed over 59 million medical claims;

•	handled approximately 161 million charge postings; and

•	delivered 49 million automated calls to patients on behalf of practices.

We depend on satisfied clients to succeed. Our client contracts require minimum commitments by us on a range of tasks, including claims submission, payment posting, claims tracking, and claims denial management. We also commit to our clients that athenaNet is accessible 99.7% of the time, excluding scheduled maintenance windows. Each quarter, our management conducts a survey of clients to identify client concerns and track progress against client satisfaction objectives. In our most recent survey for athenaCollector, 87.3% of the respondents reported that they would recommend our services to a trusted friend or colleague.

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

•

account performance monitoring by the account management organization to address open issues and focus clients on the financial results of the co-sourcing relationship; these activities are intended to aid in client performance and retention, determine appropriate adjustments to service pricing at renewal dates, inform clients of the full suite of our services, and provide incremental services when appropriate; and

•

relationship management by regional leaders of the client services organization to ensure that decision- makers at client practices are satisfied and that regional performance is managed proactively with regard to client satisfaction, client margins, client retention, renewal pricing, and added services.

The increased burden on patients to pay for a larger percentage of their health care services, together with the need for care givers to have the ability to determine this patient payment responsibility at the time of service, has led some payers to develop the capability to accept and process claims in real time. This is frequently referred to within the industry as “real time adjudication” (or “RTA”) because it avoids the processing time that adjudication of claims by payers has historically involved. Under an RTA system, payers notify physicians immediately upon receipt of billing information if third-party claims are accepted or rejected, the amount that will be paid by the payer, and the amount that the patient may owe under the particular health plan involved. Taking advantage of this payer capability, we have designed a platform for transacting with payer RTA systems that is payer-neutral and designed to integrate the various payer RTA processes so that our clients experience the same workflow regardless of payer. Using this platform, we have collaborated with two major payers, Humana and United Healthcare, to process RTA transactions with their systems.

Sales and Marketing

We have developed sales and marketing capabilities aimed at expanding our network of physician clients. We expect to expand our network by selling our services to new clients and cross-selling additional services into our client base. We have a direct sales force, which we augment through our channel partners and marketing initiatives.

Direct Sales

We sell our services primarily through our direct sales force. Our sales force is divided into three groups: the enterprise team, which is dedicated to professionally managed care organizations with 150 or more physicians; the group team, which is dedicated to medical practices with five to 149 physicians; and the small group team, which is dedicated to practices with one to four physicians. Our sales force is supported by personnel in our marketing organization, who provide specialized support for promotional and selling efforts. Due to our ongoing service relationship with clients, we conduct a consultative sales process. This process includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services.

Channel Partners

In addition to our direct sales force, we maintain business relationships with third parties that promote or support our sales or services within specific industries or geographic regions. We refer to these third parties as “channels” and the individuals and organizations involved as our “channel partners.” In most cases, these relationships are agreements that compensate channel partners for providing us sales lead information that results in sales. These channel partners generally do not make sales but instead provide us with leads that we use to develop new business through our direct sales force. Other channel relationships permit third parties to act as an independent sales representative, a purchasing agent (as in the case of group purchasing organizations), or a joint marketer of combined service offerings that we jointly develop with that third party. In some instances, the channel relationship involves endorsement or promotion of our services by these third parties. In 2011, channel-based leads were associated with approximately 40% of our new business. Our channel relationships include state medical societies, health care information technology product companies, health care product distribution companies, consulting firms, group purchasing organizations, regional extension centers, and payers. Examples of these types of channel relationships include:

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

•

WorldMed Shared Services, Inc. d/b/a PSS World Medical Shared Services, Inc. (“PSS”).    In October 2010, we entered into an agreement with PSS for the marketing and sale of our revenue cycle, clinical cycle, and patient cycle services. Under the terms of the agreement, PSS has a non-exclusive right to distribute, sell, market, and promote our services in the United States (excluding Hawaii) and we will pay PSS commissions based upon the contract value of client orders placed through PSS. According to PSS, they are the largest provider of medical and surgical supplies to the physician market in the United States, with a sales force of more than 750 sales consultants who distribute medical supplies and equipment to approximately 100,000 offices in all 50 states.

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

Our marketing initiatives are generally targeted toward specific segments of the medical practice market. These marketing programs primarily consist of:

•	traditional print advertising;

•

sponsored pay-per-click search advertising and other Internet-focused awareness-building efforts (such as social media, online videos, webinars, and destination websites covering compliance and other issues of interest to medical practices);

•	public relations activities aimed at generating media coverage;

•	campaigns to engage hospitals in discussions about their approach to the affiliated physician market;

•	participation in industry-focused trade shows;

•	targeted mail, e-mail, and phone calls to medical practices;

•	informational meetings (such as strategic retreats with targeted potential clients); and

•	dinner seminar series.

In June 2006, we introduced our annual PayerView rankings to provide an industry-unique framework that systematically addresses what we believe is administrative complexity that exists between payers and providers. PayerView is designed to look at payers’ performance based on a number of categories, which combine to provide an overall ranking aimed at quantifying the “ease of doing business with the payer.” All data used for the rankings come from our clients’ actual claims performance data and depict our experience in dealing with individual payers across the nation. The rankings include payers that meet a threshold of 4,000 claims per quarter in athenaNet.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competition is the use of locally-installed software to manage revenue cycle, clinical cycle, and patient cycle workflow within the physician’s office. Other nationwide competitors have begun introducing services that they refer to as “on-demand” or “software-as-a-service” models, under which software is centrally hosted and services are provided from central locations. Software and service companies that sell practice management and EHR software and medical billing and collection services include Allscripts-Misys Healthcare Solutions, Inc.; eClinicalWorks, LLC; GE Healthcare; Greenway Medical Technologies, Inc.; Quality Systems, Inc.; Sage Software Healthcare, Inc.; and Siemens Medical Solutions USA, Inc. As a service company that provides revenue cycle services, we also compete against large billing companies such as Ingenix, a division of United Healthcare, Inc.; McKesson Corp.; and regional billing companies.

The principal competitive factors in our industry include:

•	ability to quickly adapt to increasing complexity of the health care reimbursement system;

•	size and scope of payer rules knowledge;

•	ability to introduce only relevant rules into the workflow at the point of care;

•	ease of use and rates of user adoption;

•	product functionality and scope of services;

•	scope of network connections to support electronic data interactions;

•	performance, security, scalability, and reliability of service;

•	sale and marketing capabilities of the vendor; and

•	financial stability of the vendor.

We believe that we compete favorably with our competitors on the basis of these factors. However, many of our competitors and potential competitors have significantly greater financial, technological, and other resources and name recognition than we do, as well as more established distribution networks and relationships with health care providers. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources than we can in research and development, strategic acquisitions, sales and marketing, and patent prosecution and litigation and to finance capital equipment acquisitions for their customers.

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

The HIPAA Privacy and Security Rules apply directly to covered entities, such as health care providers who engage in HIPAA-defined standard electronic transactions, health plans, and health care clearinghouses. Because we translate electronic transactions to and from the HIPAA-prescribed electronic forms and other forms, we are considered a clearinghouse, and as such are a covered entity. In addition, our clients are also covered entities. In order to provide clients with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our clients. Such agreements must, among other things, provide adequate written assurances:

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

Government Regulation of Reimbursement

Our clients are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our clients are sensitive to legislative and regulatory changes in, and limitations on, the government health care programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other health care providers and adjustments that have affected the complexity of our work. It is possible that the federal or state governments will implement future reductions, increases, or changes in reimbursement under government programs that adversely affect our client base or our cost of providing our services.

Fraud and Abuse

A number of federal and state laws, loosely referred to as “fraud and abuse laws,” are used to prosecute health care providers, physicians, and others that make, offer, seek, or receive referrals or payments for products or services that may be paid for through any federal or state health care program and, in some instances, any private program. Given the breadth of these laws and regulations, they are potentially applicable to our business; the transactions that we undertake on behalf of our clients; and the financial arrangements through which we market, sell, and distribute our services. These laws and regulations include:

Anti-Kickback Laws.    There are numerous federal and state laws that govern patient referrals, physician financial relationships, and inducements to health care providers and patients. The federal health care programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal health care programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. Courts have construed this anti-kickback law to mean that a financial arrangement may violate this law if any one of the purposes of one of the arrangements is to encourage patient referrals or other federal health care program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited exclusions known as safe harbors that may protect some arrangements from enforcement penalties. These safe harbors have very limited application. Penalties for federal anti-kickback violations are severe, and include imprisonment, criminal fines, civil money penalties with triple damages, and exclusion from participation in federal health care programs. Many states have similar anti-kickback laws, some of which are not limited to items or services for which payment is made by a government health care program.

False or Fraudulent Claim Laws.    There are numerous federal and state laws that forbid submission of false information, or the failure to disclose information, in connection with the submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse in connection with such submission and payment, for example, by systematic over treatment or duplicate billing for the same services to collect increased or duplicate payments. These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. For example, one federal false claim law forbids knowing submission to government programs of false claims for reimbursement for medical items or services. Under this law, knowledge may consist of willful ignorance or reckless disregard of falsity. How these concepts apply to services such as ours that rely substantially on automated processes has not been well defined in the regulations or relevant case law. As a result, our errors with respect to the formatting, preparation, or transmission of such claims and any mishandling by us of claims information that is supplied by our clients or other third parties may be determined to, or may be alleged to, involve willful ignorance or reckless disregard of any falsity that is later determined to exist.

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

PPACA.    In addition to the provisions relating to health care access and delivery, the Patient Protection and Affordable Care Act made changes to health care fraud and abuse laws. The PPACA expands false claim laws, amends key provisions of other anti-fraud and abuse statutes, provides the government with new enforcement tools and funding for enforcement, and enhances both criminal and administrative penalties for noncompliance. The PPACA may result in increased anti-fraud enforcement activities.

Stark Law and Similar State Laws.    The Ethics in Patient Referrals Act, known as the Stark Law, prohibits certain types of referral arrangements between physicians and health care entities. Physicians are prohibited from referring patients for certain designated health services reimbursed under federally funded programs to entities with which they or their immediate family members have a financial relationship or an ownership interest, unless such referrals fall within a specific exception. Violations of the statute can result in civil monetary penalties and/or exclusion from the Medicare and Medicaid programs. Furthermore, reimbursement claims for care rendered under forbidden referrals may be deemed false or fraudulent, resulting in liability under other fraud and abuse laws.

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

United States Food and Drug Administration

The U.S. Food and Drug Administration (“FDA”) has promulgated a draft policy for the regulation of computer software products as medical devices and a proposed rule for reclassification of medical device data systems under the Federal Food, Drug and Cosmetic Act, as amended, or FDCA. The FDA has stated that health information technology software is a medical device under the FDCA, and we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in health care settings regardless of whether the draft policy or proposed rule is finalized or changed. If our computer software functionality is considered medical device under the FDCA, we could be subject to the FDA requirements discussed below.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright, and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology, databases, and our brand. Despite these reliances, we believe the following factors are more essential to establishing and maintaining a competitive advantage:

•	the statistical and technological skills of our service operations and research and development teams;

•	the health care domain expertise and payer rules knowledge of our service operations and research and development teams;

•	the real-time connectivity of our service offerings;

•	the continued expansion of our proprietary Rules Engine; and

•	a continued focus on the improved financial results of our clients.

As of December 31, 2011, we held two U.S. patents, with sixteen U.S. patent applications pending and seven foreign patent applications pending. Our first patent relates to our unique patient workflow process, including the Rules Engine, which applies proprietary rules to practice and payer inputs on a live, ongoing basis to produce cleaner health care claims, which can be adjudicated more quickly and efficiently. This patent was granted in November 2009 and expires in December 2023. Our second patent covers the self-service implementation of a practice management system, which allows for our clients to configure their systems themselves by responding to a series of rule-based questions, thus saving time and money. This second patent was granted in May 2010 and expires in July 2029. We will continue to file and prosecute patent applications when and where appropriate to protect our rights in proprietary technologies.

We also rely on a combination of registered and unregistered service marks to protect our brand. Our registered service marks include athenaClinicals, athenaCollector, athenaCommunicator, athenahealth,

athenaNet, PayerView, and the athenahealth logo. Anodyne Analytics, Anodyne Intelligence, athenaCoordinator, athenaEnterprise, athenaRules, Proxsys, and ReminderCall are unregistered service marks. This Annual Report on Form 10-K also includes the registered and unregistered trademarks and service marks of other persons.

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

Seasonality

There is moderate seasonality in the activity level of medical practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. In addition, as further explained in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, our revenues and operating results may fluctuate from quarter to quarter depending on a host of factors including, but not limited to, the severity, length, and timing of seasonal and pandemic illnesses.

Employees

As of December 31, 2011, we had 1,795 full-time employees, with 1,068 in service operations, 276 in sales and marketing, 277 in research and development, and 174 in general and administrative functions. Of these full-time employees, 1,667 were located in the U.S. and 128 were located in Chennai, India. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the “Investors” portion of our website (www.athenahealth.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications (IDEA) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

RISKS RELATED TO OUR BUSINESS — GENERAL

We operate in a highly competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.

The provision by third parties of revenue cycle services to medical practices has historically been dominated by small service providers who offer highly individualized services and a high degree of specialized knowledge applicable in many cases to a limited medical specialty, a limited set of payers, or a limited geographical area. We anticipate that the software, statistical, and database tools that are available to such service providers will continue to become more sophisticated and effective and that demand for our services could be adversely affected.

Revenue cycle software for medical practices has historically been dominated by large, well-financed and technologically sophisticated entities that have focused on software solutions. Some of these entities are now offering “on-demand” services or a “software-as-a-service” model under which software is centrally administered, and administrative services may be provided on a vendor basis. The size, financial strength, and breadth of offerings of these entities is increasing as a result of continued consolidation in both the information technology and health care industries. We expect large integrated technology companies to become more active in our markets, both through acquisition and internal investment. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we possess.

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

The market for Internet-based medical business services may not develop substantially further or develop more slowly than we expect, harming the growth of our business.

The market for Internet-based medical business services is still relatively new and narrowly based, and it is uncertain whether these services will achieve and sustain the high levels of demand and market acceptance we anticipate. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand business services in general, and for their revenue, clinical and patient cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses, and therefore may be reluctant or unwilling to switch to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services, because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition, or operating results.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation. While we have two issued U.S. patent and have sixteen more U.S. patent applications and seven foreign patent applications pending as of December 31, 2011, we may be unable to obtain further meaningful patent protection for our technology. In addition, any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. For example, in 2010 a complaint was filed by Prompt Medical Systems, L.P. naming us and several other defendants alleging infringement of its patent with a listed issue date in 1996 entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” For additional information regarding this litigation, see Part I, Item 3, “Legal Proceedings.” Our technologies may not be able to withstand such third-party claims of rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

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

RISKS RELATED TO OUR BUSINESS — OPERATIONS

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

We conduct operations in the United States, India, and the Philippines, either directly or through our service providers. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, terrorism, labor issues, natural disasters, and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our services or meet our contractual obligations, the cost of our services, client satisfaction, our ability to attract or maintain clients, and, ultimately, our profits.

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

RISKS RELATED TO OUR BUSINESS — FINANCIALS

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

•	the financial condition of our current and potential clients;

•	changes in client budgets and procurement policies;

•	the amount and timing of our investment in research and development activities;

•	the amount and timing of our investment in sales and marketing activities;

•	technical difficulties or interruptions in our services;

•	our ability to hire and retain qualified personnel and maintain an adequate rate of expansion of our sales force;

•	changes in the regulatory environment related to health care;

•	regulatory compliance costs;

•	the timing, size, and integration success of potential future acquisitions; and

•	unforeseen legal expenses, including litigation and settlement costs.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which is periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse impact on our results of operations and financial condition.

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

Our services involve the web-based storage and transmission of clients’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. From time to time we may detect vulnerabilities in our systems, which, even if they do not result in a security breach, may reduce customer confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and efforts to prevent future occurrences. We rely upon our clients as users of our system for key activities to promote security of the system and the data within it, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our clients have failed to perform these activities. Failure of clients to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients. In addition, our clients may authorize or enable third parties to access their client data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.

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

We currently serve our clients from a third-party data-hosting facility located in Bedford, Massachusetts, operated by Digital 55 Middlesex, LLC (as successor to Sentinel Properties-Bedford, LLC). In addition, in December 2009 we signed a contract with a major provider of disaster recovery services, SunGard Availability Services, LP, to store our disaster recovery plans, and provide disaster recovery testing services. In the case of a significant event at our primary data center, we could become operational in a reasonable timeframe at our backup data center.

However, these facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at both facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our services could be interrupted.

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

We store and display data for use by health care providers in treating patients. Our clients or third parties provide us with most of these data. If these data are incorrect or incomplete or if we make mistakes in the capture or input of these data, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of health care services or erroneous health information. While we maintain insurance coverage, we cannot assure that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

RISKS RELATED TO REGULATION

Government regulation of health care creates risks and challenges with respect to our compliance efforts and our business strategies.

The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the health care industry could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations. Many health care laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing health care laws and regulations, when enacted, did not anticipate the health care information services that we provide, and these laws and regulations may be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from health care regulation are described below:

False or Fraudulent Claim Laws.    There are numerous federal and state laws that forbid submission of false information, or the failure to disclose information, in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse in connection with such submission and payment. Any failure of our services to comply with these laws and regulations could result in substantial liability (including, but not limited to, criminal liability), adversely affect demand for our services, and force us to expend significant capital, research and development, and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation, or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Any determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers, and have an adverse effect on our business.

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

We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. For example, the provisions of the HITECH Act and the regulations issued under it have provided and are expected to provide clarification of certain aspects of both the Privacy and Security Rules, expansion of the disclosure requirements for a breach of the Security Rule, and strengthening of the civil and criminal penalties for failure to comply with HIPAA. In addition, ONCHIT is coordinating the ongoing development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the health care sector. We are unable to predict what, if any, impact the changes in such standards will have on our compliance costs or our services.

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

In addition to the HIPAA Privacy and Security Rules and the HITECH Act requirements, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical and other personally identifiable information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA and HITECH Act requirements, are not preempted by the federal requirements, and we are required to comply with them.

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

We are subject to a variety of other regulatory schemes, including:

•

Anti-Kickback and Anti-Bribery Laws.    There are federal and state laws that govern patient referrals, physician financial relationships, and inducements to health care providers and patients. For example, the federal health care programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal health care programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal health care program. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a state or federal regulatory agency that any of our activities or those of our clients, vendors, or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our service fees, disqualify us from providing services to clients doing business with government programs, and have an adverse effect on our business. For example, one aspect of our athenaCoordinator service is the preparation and submission of electronic orders from providers to other participants in the health care system (e.g., hospitals, labs, and specialists). As the recipients of those orders will in certain instances pay us for the submission of accurate, complete, and readable orders instead of the handwritten and often incomplete orders traditionally submitted, our service could potentially be seen as providing referrals to the order recipients in exchange for payment. Although the Office of Inspector General issued an Advisory Opinion in November 2011 stating that our receipt of payments in such instances would not violate federal anti-kickback laws, we cannot predict whether changes in the law or our services might lead to a challenge of the legality of those services by government regulators. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

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

•

Electronic Health Records Laws.    A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect how such technology is provided. As a company that provides EHR functionality, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service was certified as a 2011/2012 compliant Complete EHR by CCHIT, an ONC-ATCB, in accordance with the applicable certification criteria adopted by the Secretary of the U.S. Department of Health and Human Services (HHS). The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the HITECH Act. However, such certification does not represent an endorsement of our athenaClinicals service by HHS or guarantee the receipt of incentive payments. While we believe that our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future requirements.

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

•

Prompt Pay Laws.    Laws in many states govern prompt payment obligations for health care services. These laws generally define claims payment processes and set specific time frames for submission, payment, and appeal steps. They frequently also define and require clean claims. Failure to meet these requirements and timeframes may result in rejection or delay of claims. Failure of our services to comply may adversely affect our business results and give rise to liability claims by clients.

•

Medical Device Laws.    The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In addition, in February 2011 the FDA issued a final rule regarding regulation of Medical Device Data Systems (MDDSs), which are systems that are intended to transfer, store, convert, or display medical device data. While EHRs are expressly exempted from the final rule, it is possible that future changes in our services could involve the transfer, storage, conversion, or display of medical device data. To the extent that computer software is a medical device under the policy or our software is considered an MDDS under the final rule, we, as a provider of application functionality, could be required, depending on the functionality, to:

•	register and list our products with the FDA;

•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our functionality; or

•	obtain FDA approval by demonstrating safety and effectiveness before marketing our functionality.

The FDA can impose extensive requirements governing pre- and post-market conditions, such as service investigation and others relating to approval, labeling, and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

Potential health care reform and new regulatory requirements placed on our software, services, and content could impose increased costs on us, delay or prevent our introduction of new services types, and impair the function or value of our existing service types.

Our services may be significantly impacted by health care reform initiatives and are subject to increasing regulatory requirements, either of which could affect our business in a multitude of ways. If substantive health care reform or applicable regulatory requirements are adopted, we may have to change or adapt our services and software to comply. Reform or changing regulatory requirements may also render our services obsolete or may block us from accomplishing our work or from developing new services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop services or software. For example, the conversion to the ICD-10 standard for coding medical diagnoses and the Version 5010 HIPAA standard for the transmission of electronic transactions will likely cause significant disruption to our industry and consume a large amount of resources on our part. Such reforms may also make introduction of new service types more costly or more time consuming than we currently anticipate. Such changes may even prevent introduction by us of new services or make the continuation of our existing services unprofitable or impossible.

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

Changes in the health care industry could affect the demand for our services, cause our existing contracts to terminate, and negatively impact the process of negotiating future contracts.

As the health care industry evolves, changes in our client and vendor bases may reduce the demand for our services, result in the termination of existing contracts, and make it more difficult to negotiate new contracts on terms that are acceptable to us. For example, the current trend toward consolidation of health care providers within hospital systems may cause our existing client contracts to terminate as independent practices are merged into hospital systems. Such larger health care organizations may also have their own practice management services and health IT systems, reducing demand for our services. Similarly, client and vendor consolidation results in fewer, larger entities with increased bargaining power and the ability to demand terms that are unfavorable to us. If these trends continue, we cannot assure you that we will be able to continue to maintain or expand our client base, negotiate contracts with acceptable terms, or maintain our current pricing structure, and our revenues may decrease.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of December 31, 2011, we had approximately 35.4 million shares of common stock outstanding. Moreover, the holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan. As of December 31, 2011, we had outstanding options to purchase approximately 2.9 million shares of common stock (approximately 1.5 million of which were exercisable at December 31, 2011) that, if exercised, will result in those shares becoming available for sale in the public market. As of December 31, 2011, we had outstanding restricted stock units totaling approximately 0.8 million that, if vested, will result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Actual or potential sales of our stock by our employees, including members of our senior management team, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934 and our policies regarding stock transactions, a number of our directors and employees, including members of our senior management team, have adopted and will continue to adopt pre-arranged stock trading plans to sell a portion of our common stock. Generally, stock sales under such plans by members of our senior management team and directors require public filings. Actual or potential sales of our stock by such persons could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, actual or potential sales by such persons could be viewed negatively by other investors.

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

As of December 31, 2011, we own a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land in Belfast, Maine, as well as a conference and training facility on approximately 396 acres of land in Northport, Maine. We lease the remainder of our facilities. Our primary location is 311 Arsenal Street in Watertown, Massachusetts, where we lease 151,616 square feet, which is under lease until June 30, 2015. We also lease 2,562 square feet in Rome, Georgia, on a month-to-month basis; 16,136 square feet in Alpharetta, Georgia, through October 31, 2012; 19,730 square feet in Birmingham, Alabama, through February 28, 2014; and 22,295 square feet in Chennai, India, through our Indian subsidiary, athenahealth Technology Private Limited, until April 27, 2012. Through that Indian subsidiary, we have also entered into a new lease for a 37,506-square-foot facility in Chennai, India, through October 31, 2014. For additional information, please see Item 9B of Part III of this Annual Report. Our servers are housed at our headquarters and our Belfast, Maine, offices and also in data centers in Bedford, Massachusetts, and Orlando, Florida.

Item 3.	Legal Proceedings.

Prompt Medical Systems, L.P.

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

On February 23, 2011, the plaintiff filed its amended complaint in response to the Court’s February 11, 2011, order. The Company filed its answer to the amended complaint on March 9, 2011, denying all allegations of patent infringement, asserting a number of defenses and counterclaiming for a declaration of non-infringement, invalidity, and unenforceability. The Company also filed a joint motion with other defendants seeking sanctions for the plaintiff’s spoliation of evidence, which is now fully briefed.

On November 24, 2010, several defendants filed (i) a motion for summary judgment of invalidity against the patent-in-suit on the basis that it claims only non-patentable subject matter and (ii) a motion to stay all proceedings pending the resolution of the motion for summary judgment. The Company filed a motion to join in the motion to stay the proceedings. On September 30, 2011, the Court denied defendant’s motion to stay all proceedings pending the resolution of the motion for summary judgment.

A claim construction hearing was held on November 10, 2011. The Court also heard arguments on defendants’ motion for summary judgment of invalidity after the claim construction hearing. The Court issued its claim construction order on December 15, 2011. The case is currently in the discovery phase, which was set to close on February 10, 2012. Trial was scheduled for June 11, 2012. On December 28, 2011, the Court granted a joint motion between plaintiff, the Company, and other defendants, to stay the case pending settlement, instructing the parties to file a stipulation of dismissal after execution of the settlement agreement. Settlement discussions are ongoing.

The Company is being indemnified in this lawsuit from and against any liability, pursuant to a license agreement with one of its vendors. That vendor is also providing the Company’s defense. The Company believes that it has meritorious defenses to the lawsuit and continues to contest it vigorously.

PPS Data, LLC

On July 28, 2011, a complaint was filed by PPS Data, LLC naming the Company in a patent infringement case (PPS Data, LLC v. athenahealth, Inc., Civil Action No. 3:11-cv-00746, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” (the “‘271 Patent”). The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On September 8, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On October 18, 2011, the plaintiff filed a motion for leave to amend its complaint to allege that the Company has infringed on U.S. Patent No. 6,341,265 with a listed issue date of January 22, 2002, entitled “Provider claim editing and settlement system,” and U.S. Patent No. 7,194,416 with a listed issue date of March 20, 2007, entitled “Interactive creation and adjudication of health care insurance claims.” The Court granted the plaintiff’s motion for leave to amend its complaint on December 21, 2011, and on December 23, 2011, the plaintiff filed its amended complaint. On December 27, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment of non-infringement with respect to the ‘271 Patent. On December 29, 2011, the United States Patent and Trademark Office granted the Company’s request for reexamination of the ‘271 Patent. On January 9, 2012, the Company filed a motion to stay the case pending completion of the patent reexamination. The Court has not yet ruled on this motion. The Company believes that it has meritorious defenses to the amended complaint and will continue to contest the claims vigorously.

Medsquire, LLC

On December 6, 2011, a complaint was filed by Medsquire, LLC against the Company in a patent infringement case (Medsquire, LLC v. athenahealth, Inc., Civil Action No. 2:11-CV-10126-JHN-PLA, United States District Court for the Central District of California). The complaint alleges that the Company has infringed U.S. Patent No. 5,682,526 with a listed issue date of October 28, 1997, entitled “Method and System for Flexibly Organizing, Recording, and Displaying Medical Patient Care Information Using Fields in a Flowsheet.” The complaint seeks damages, pre-judgment interest, and attorneys’ fees. The Company believes that it has meritorious defenses to the complaint and will contest the claims vigorously.

AdvancedMD Software, Inc.

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

Cordjia, LLC

On July 18, 2011, a complaint was filed in the Superior Court for Waldo County, Maine, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint alleges that the Company entered into a partnership with the plaintiff to purchase property in Maine, that the parties entered into a mutual non-disclosure agreement governing the sharing of confidential information between them, and that the Company subsequently terminated the partnership and purchased the property itself, using the confidential information obtained from the plaintiff to do so. The complaint purports to state claims for common-law fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, quantum meruit, promissory estoppel, breach of contract, and violation of the Maine Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, and injunctive relief enjoining the Company from making further use of the plaintiff’s confidential information and requiring the Company to return all confidential information in its possession to the plaintiff. On August 8, 2011, the Company filed a motion to dismiss for improper venue. On November 17, 2011, the Court granted the Company’s motion to dismiss for improper venue as to the claims for unjust enrichment, quantum meruit, breach of contract, and violation of the Maine Uniform Trade Secret Act, and denied the Company’s motion as to the other claims. On December 19, 2011, the Company filed motions to dismiss the remaining claims.

On December 7, 2011, a complaint was filed in the Superior Court for New Castle County, Delaware against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint pertains to the same facts as stated above and alleges claims for breach of contract, unjust enrichment, quantum meruit, and violation of the Delaware Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, an injunction enjoining the Company from making any further use of the confidential information, and an order requiring the Company to return any copies of confidential information. On February 2, 2012, the Company filed a motion to dismiss the complaint.

The Company believes that it has meritorious defenses to the complaints and intends to contest the claims vigorously.

Kickapoo Run, LLC

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

In addition, from time to time the Company may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company does not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the trading symbol “ATHN.” The following table sets forth, for each of the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$50.56	$40.40
Second Quarter	$47.96	$38.97
Third Quarter	$72.70	$41.08
Fourth Quarter	$66.99	$40.79
Fiscal Year Ended December 31, 2010
First Quarter	$47.82	$35.02
Second Quarter	$38.77	$22.30
Third Quarter	$33.39	$21.51
Fourth Quarter	$46.25	$29.98

Holders

The last reported sale price of our common stock on the NASDAQ Global Select Market on February 14, 2012, was $64.09 per share. As of February 14, 2012, we had 126 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings and do not intend to declare or pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, and capital requirements.

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

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer and Data Processing Index for the period starting with our initial public offering on September 20, 2007, through the end of our fiscal year ended December 31, 2011. The graph assumes an investment of $100.00 made at the closing of trading on September 20, 2007, in each of (i) our common stock, (ii) the stocks comprising the NASDAQ Composite-Total Returns Index, and (iii) stocks comprising the NASDAQ Computer and Data Processing Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

	September 20, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
athenahealth, Inc.	$100	$200	$251	$302	$274	$328
NASDAQ Composite-Total Returns	100	100	60	87	$103	$102
NASDAQ Computer and Data Processing Index	100	112	65	106	$120	$116

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2011, there were no purchases made by us, on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Revenue:
Business services	$312,768	$237,145	$183,230	$131,879	$94,182
Implementation and other	11,299	8,393	5,297	4,403	3,436

Total revenue	324,067	245,538	188,527	136,282	97,618

Expenses (1):
Direct operating costs	122,795	96,582	79,017	59,947	46,978
Selling and marketing	79,775	52,675	34,072	22,827	17,212
Research and development	23,343	18,448	14,348	10,600	7,476
General and administrative	48,711	43,119	36,111	29,330	19,922
Depreciation and amortization	16,710	11,117	7,767	5,993	5,541

Total expenses	291,334	221,941	171,315	128,697	97,129

Operating income	32,733	23,597	17,212	7,585	489
Other income (expense):
Interest income	396	309	1,016	1,942	1,415
Interest expense	(314)	(753)	(968)	(428)	(3,682)
(Loss) gain on interest rate derivative contract	(73)	(199)	590	(881)	—
Other income (expense)	138	146	255	182	(5,689)

Total other (expense) income	147	(497)	893	815	(7,956)

Income (loss) before income tax (provision) benefit	32,880	23,100	18,105	8,400	(7,467)
Income tax (provision) benefit (2)	(13,834)	(10,396)	(8,829)	23,202	(34)

Net income (loss)	$19,046	$12,704	$9,276	$31,602	$(7,501)

Net income (loss) per share — basic	$0.54	$0.37	$0.28	$0.97	$(0.60)

Net income (loss) per share — diluted	$0.53	$0.36	$0.27	$0.91	$(0.60)

Weighted average shares used in computing net income (loss) per share — basic	35,046	34,181	33,584	32,746	12,568
Weighted average shares used in net income (loss) per share — diluted	36,050	35,204	34,917	34,777	12,568

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$119,865	$116,175	$82,849	$86,994	$71,891
Current assets	183,136	163,650	126,379	123,816	88,689
Total assets (3)	348,786	261,170	211,077	169,571	103,636
Current liabilities	59,573	40,592	37,489	25,310	14,850
Total non-current liabilities	52,742	49,825	46,270	39,226	26,938
Total liabilities	112,315	90,417	83,759	64,536	41,788
Total indebtedness including current portion	—	9,216	12,388	10,416	1,398
Total stockholders’ equity	236,471	170,753	127,318	105,035	61,848

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
(1) Amounts include stock-based compensation expense as follows:
Direct operating costs	$3,173	$2,298	$1,589	$872	$181
Selling and marketing	5,645	3,509	2,126	1,383	97
Research and development	2,311	2,014	1,015	1,086	260
General and administrative	7,772	6,656	3,584	2,217	773

Total	$18,901	$14,477	$8,314	$5,558	$1,311

(2)	In the year ended December 31, 2008, we determined that a valuation allowance was no longer needed on our deferred tax assets. Accordingly, the 2008 results include the reversal of a $23.9 million valuation allowance.

(3)	In 2010, we began purchasing certain available for sale investments that had a maturity date longer than one-year, which we classify in investments and other assets on the consolidated balance sheet. Included in total assets are cash, cash equivalents and short-term investments of $119.9 and $116.2 at December 31, 2011 and 2010, respectively and long-term investments of $18.6 million and $5.6 million at December 31, 2011 and 2010, respectively; therefore total cash, cash equivalents and available for sale investments equal $138.5 million and $121.8 million at December 31, 2011 and 2010, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

athenahealth provides business services that help medical caregivers achieve and sustain financial health by collecting more money and exercising more control over their administrative tasks. These services are designed to reduce the administrative burden of complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many of the related tasks that distract medical providers and staff from the practice of medicine. Our services are delivered and consumed through a single instance of our cloud-based platform, athenaNet. We differentiate our services by regularly deploying updates and improvements through athenaNet to clients without any action on the part of the client. athenaNet enables us to quickly implement our solution at a low up-front cost and to seamlessly work in tandem with our clients in real time.

The services provided through our single-instance cloud are currently packaged as four integrated components: athenaCollector for revenue cycle management, athenaClinicals for electronic health record management, athenaCommunicator for patient communication management and athenaCoordinator for referral cycle management. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine. Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Our business intelligence application, Anodyne Analytics, also supports our clients in their pursuit of financial health by equipping users with data visualization tools and insight into their practice’s performance.

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

In 2011, we generated revenue of $324.1 million from the sale of our services compared to $245.5 million in 2010 and $188.5 million in 2009. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower direct operating expense as a percentage of revenue have led to greater operating income.

Our revenues are predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include growth in the number of physicians working within our client accounts and the collections of these physicians and the number of services purchased. To provide these services, we incur expense in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.

Sources of Revenue

We derive our revenue from two sources: from business services associated with our revenue cycle management, electronic health record management, patient communication management, care coordination and analytics offerings and from implementation and other services. Implementation and other services consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% of our total revenues for each of the years ended December 31, 2011, 2010, and 2009, respectively. Business services fees are typically 2% to 8% of a practice’s total collections depending upon the services used and the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients of certain clients. Accordingly, business services fees are largely driven by: the number of physician practices we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians and other medical providers, the services used by the practice and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue are largely driven by the increase in the volume of new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the years ended December 31, 2011, 2010, or 2009.

Operating Expense

Direct Operating Expense.    Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct costs, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, athenaCoordinator and Anodyne Analytics. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected in the long-term to decline as a percentage of revenues as we increase automation. Additionally, in the near-term, we expect that the percentage of direct operating expenses as a percentage of revenue will slightly increase until we fully integrate our newly acquired business and automate our new care coordinator offering. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets.

Selling and Marketing Expense.    Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities in certain areas, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase at the same rate as revenue growth.

Research and Development Expense.    Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense) and consulting fees for third-party developers. We expect that, in the near-term, research and development expense will increase in absolute terms and will likely increase as a percentage of total revenue as we develop and enhance new and existing services.

General and Administrative Expense.    General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance premiums; software as a service fees; outside professional fees for accountants, lawyers, and consultants; and compensation for temporary employees. We expect that general and administrative expense will increase in absolute terms for the foreseeable future as we invest in infrastructure to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time.

Depreciation and Amortization Expense.    Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development costs, which we amortize over a two-year period from the time of release of related software code. As we grow, we will continue to make capital investments in the infrastructure of the business, and we will continue to develop software that we capitalize. In the near-term we expect related depreciation and amortization expense to increase as a percentage of total revenue.

Other Income (Expense).    Interest expense has historically consisted of interest costs related to our equipment-related term leases, our term loan and revolving loans under our credit facility, offset by interest income on investments. Interest income represents earnings from our cash, cash equivalents, and investments. The gain (loss) on the interest rate derivative contract represented the change in the fair market value of a derivative instrument that is not designated a hedge. As we repaid all capital leases, the term loan and terminated the interest rate derivative contract in May 2011, we expect that our interest expense will be insignificant until such time we determined it is appropriate to draw down on our new financing arrangements.

Income Tax Provision.    Income tax provision consists of federal and state income taxes in the United States and India. The difference between our effective tax rate and statutory rate is mainly related to the treatment of incentive Stock Options (“ISOs”) as permanent differences. We substantially ceased issuing ISOs in 2009 and expect that the difference between the effective tax rate and our federal and state statutory rates will be nominal as the previously issued ISOs vest and possibly become disqualified dispositions.

Recent Developments

On October 20, 2011, the Company entered into a credit agreement that provides for a five-year $100 million revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement replaces the $15 million credit agreement that expired September 3, 2011. The terms and conditions of the Revolving Credit Agreement are customary to facilities of this nature.

On August 31, 2011, the Company acquired Proxsys LLC (“Proxsys”). The acquisition broadens the Company’s offerings by bringing order transmission, pre-certification and pre-registration capabilities to the Company’s service platform. The results of Proxsys’s operations are included in the statement of operations of the combined entity since the date of acquisition. Consideration for this transaction was $28 million plus potential additional consideration of $8 million which will be paid over a two-year period if Proxsys achieves certain business and financial milestones. As of December 31, 2011, we have not paid any amounts associated with the additional consideration.

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

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock options; (5) allocation of direct and indirect cost of sales; (6) fair value of contingent consideration and acquired intangible assets and (7) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Our significant accounting policies are discussed in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue recognition

We derive our revenue from business services associated with revenue cycle management, electronic health record management, patient communication management, care coordination and analytics offerings and from implementation and other services.	We recognize revenue when all of the following conditions are satisfied: • there is evidence of an arrangement; • the service has been provided to the client;	Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

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

Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The Company considers a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting the

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. The Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, the Company uses third party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses estimated selling price.

We recognize our non-refundable up-front fees over the contract term or estimated expected customer life, whichever is longer.

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

The determination of the amount of revenue we can recognize each accounting period requires management to make estimates and judgments on the estimated expected customer life. We determined the estimated customer life considering the following key factors:

• Renewal rate considerations

• Economic life of the product or service

• Industry data

The estimated customer life, or expected performance period, for the years presented is 12 years.

Our estimate of expected performance period may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if in the future, we need to increase our estimated expected performance period to a period longer than 12 years, the amount we would recognize in each accounting period would decrease. On the other hand, if in the future, we need to decrease our estimated expected performance period to a period shorter than 12 years, the amount we would recognize in each accounting period would increase. The amount of deferred revenue related to non-refundable up-front fees is $50.6 million as of December 31, 2011.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Business Combinations: Purchased Intangibles and Contingent consideration
Business Combinations, including purchased intangibles and contingent consideration, are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in general and administrative expenses. All changes to purchase accounting that do not qualify as measurement period adjustments are included in current period earnings.	The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, the allocation of those cash flows to identifiable intangible assets, estimated useful lives of these intangible assets and a probability-weighted income approach based on scenarios in estimating achievement of operating results and earn-out targets related to estimating the value of the contingent considerations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. We review acquired intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Each period we revalue the contingent consideration obligations associated with certain acquisitions to their then fair value and record increases in the fair value as contingent consideration expense and record decreases in the fair value as a reduction of contingent consideration expense.	Future business and economic conditions, as well as differences actually related to any of the assumptions, could materially impact the financial statements through impairment of goodwill and intangibles, acceleration of the amortization period of the purchased intangibles which are finite-lived assets or changes in fair value of the contingent consideration from the date of acquisition. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the estimates of earn out results. We have $47.3 million and $20.1 million carrying amount of goodwill and purchased intangibles, as of December 31, 2011, respectively. We have a liability of $8.2 million of contingent consideration related to $13.3 million in potential payments as of December 31, 2011, related to both the Anodyne and Proxsys business combinations. The initial purchase price allocation at its estimated fair value of $5.1 million related to the Anodyne acquisition in October 2009. To date, the Company has paid out a total of $3.6 million and adjusted the fair value by $0.2 million due to change in the assumptions, and other factors related to Anodyne. The balance as of December 31, 2011, was $1.4 million related to the remaining $4.2 million in potential payments related to Anodyne that will be settled in the first half of 2012. The initial purchase price allocation at estimated fair value of $6.8 million related to the Proxsys acquisition in August of 2011. To date, the Company has not paid out any amounts or adjusted the fair value related to Proxsys.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Year Ended December 31,
	2011	2010	2009
Revenue:
Business services	96.5%	96.6%	97.2%
Implementation and other	3.5	3.4	2.8

Total revenue	100	100	100

Expenses:
Direct operating costs	37.9	39.3	41.9
Selling and marketing	24.6	21.5	18.1
Research and development	7.2	7.5	7.6
General and administrative	15.0	17.6	19.2
Depreciation and amortization	5.2	4.5	4.1

Total expenses	89.9	90.4	90.9

Operating income	10.1	9.6	9.1
Other income (expenses):
Interest income	0.1	0.1	0.5
Interest expense	(0.1)	(0.3)	(0.5)
(Loss) gain on interest rate derivative contract	(0.0)	(0.1)	0.3
Other income	0.1	0.1	0.2

Total other income (expense)	0.1	(0.2)	0.5

Income before income taxes	10.2	9.4	9.6
Income tax provision	(4.3)	(4.2)	(4.7)

Net income	5.9%	5.2%	4.9%

Comparison of the Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Business services	$312,768	$237,145	$75,623	32%
Implementation and other	11,299	8,393	2,906	35

Total revenue	$324,067	$245,538	$78,529	32%

Revenue.    Total revenue for the year ended December 31, 2011, was $324.1 million, an increase of $78.5 million, or 32%, over revenue of $245.5 million for the year ended December 31, 2010. This increase was due almost entirely to an increase in business services revenue.

Business Services Revenue.    Revenue from business services for the year ended December 31, 2011, was $312.8 million, an increase of $75.6 million, or 32%, over revenue of $237.1 million for the year ended December 31, 2010. This increase was primarily due to the growth in the number of physicians and other medical providers using our services. The summary of changes in the physicians and active medical providers using our revenue cycle management service, athenaCollector, electronic health records management service, athenaClinicals, and patient communication management service, athenaCommunicator are as follows:

	As of December 31,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Physicians — revenue cycle management service	23,210	19,197	4,013	21%
Active medical providers — revenue cycle management service	32,740	27,114	5,626	21%
Physicians — clinicals cycle management service	4,662	2,383	2,279	96%
Active medical providers — clinicals cycle management service	6,525	3,348	3,177	95%
Physicians — patient cycle management service	4,098	736	3,362	457%
Active medical providers — patient cycle management service	5,830	1,213	4,617	381%

Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. Total collections generated by these physicians and other medical providers that were posted for the year ended December 31, 2011, were $7.3 billion, an increase of $1.4 billion over posted collections of $5.9 billion for the year ended December 31, 2010.

Implementation and Other Revenue.    Revenue from implementations and other sources was $11.3 million for the year ended December 31, 2011, an increase of $2.9 million, or 35%, over revenue of $8.4 million for the year ended December 31, 2010. This increase was driven by new client implementations and increased professional services, including consulting services, for our larger client base. The increase in implementation and other revenue is the result of the increase in the volume of new business.

	Year Ended December 31,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Direct operating costs	$122,795	$96,582	$26,213	27%

Direct Operating Costs.    Direct operating costs for the year ended December 31, 2011, was $122.8 million, an increase of $26.2 million, or 27%, over direct operating costs of $96.6 million for the year ended December 31, 2010 mainly as a result of increased direct operating employee-related costs and business partner services. These increases were primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The total claims submitted on behalf of clients for the year ended December 31, 2011, was 59.3 million, an increase of 11.9 million, or 25% over total claims submitted of 47.4 million for the year ended December 31, 2010. Direct operating employee-related costs, including stock-based compensation expense, increased $14.4 million, or 27%, from $52.8 million for the year ended December 31, 2010, compared to $67.2 million for the year ended December 31, 2011. This increase is primarily due to the 21% increase in headcount since December 31, 2010, which does not include the approximately 200 employees from our acquisition of Proxsys at the end of August 2011. Not including our acquisition of Proxsys, we increased headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. Also, for the year ended December 31, 2011, direct operating expense includes $36.5 million of business partners’ services, an increase of $8.3 million, or 29% compared to $28.2 million in the year ended December 31, 2010.

	Year Ended December 31,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Selling and marketing	$79,775	$52,675	$27,100	51%
Research and development	23,343	18,448	4,895	27
General and administrative	48,711	43,119	5,592	13
Depreciation and amortization	16,710	11,117	5,593	50

Total	$168,539	$125,359	$43,180	34%

Selling and Marketing Expense.    Selling and marketing expense for the year ended December 31, 2011, was $79.8 million, an increase of $27.1 million, or 51%, over costs of $52.7 million for the year ended December 31, 2010. This increase was primarily due to an increase in employee-related costs, including stock-based compensation expense, internal sales commissions and external partner channel commission of $15.2 million, or 44%, from $34.8 million for the year ended December 31, 2010 to $50.0 million for the year ended December 31, 2011. Our sales and marketing headcount increased 39% since December 31, 2010, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $8.6 million increase in sales and marketing programs to drive leads, meetings and awareness and $3.2 million increase in travel-related expenses, consulting, and other marketing expenses.

Research and Development Expense.    Research and development expense for the year ended December 31, 2011, was $23.3 million, an increase of $4.9 million, or 27%, over research and development expense of $18.4 million for the year ended December 31, 2010. This increase was primarily due to an increase in employee-related costs, including stock-based compensation expense, of $4.1 million, or 25%, from $16.4 million for the year ended December 31, 2010 to $20.5 million for the year ended December 31, 2011. This increase is due in part to a 31% increase in headcount from December 31, 2010 in order to upgrade and extend our service offerings and develop new technology, as well as an overall increase in salaries for technical resources.

General and Administrative Expense.    General and administrative expense for the year ended December 31, 2011, was $48.7 million, an increase of $5.6 million, or 13%, over general and administrative expenses of $43.1 million for the year ended December 31, 2010. This increase was partially due to a $3.4 million increase in employee-related costs, including stock-based compensation expenses, due to an increase in headcount and increase in value of stock grants. Our general and administrative headcount increased by 23% since December 31, 2010 as we added personnel to support our growth, as well as from our acquisition of Proxsys. General and administrative expense for the year ended December 31, 2011, included an increase of $1.2 million in legal, audit, tax, consulting and insurance expenses which mainly relate to our recent acquisitions and $1.1 million in travel and expenses, recruiting, corporate events and infrastructure.

Depreciation and Amortization.    Depreciation and amortization expense for the year ended December 31, 2011, was $16.7 million, an increase of $5.6 million, or 50%, from depreciation and amortization of $11.1 million for the year ended December 31, 2010. This increase was primarily due to higher depreciation related to our fixed asset additions in 2011 and 2010 and higher amortization related to increase in our capitalized development costs.

	Year Ended December 31,
	2011	2010	Change
	Amount	Amount	Amount	Percent
Interest income	$396	$309	$87	28%
Interest expense	(314)	(753)	439	(58)
(Loss) gain on interest rate derivative contract	(73)	(199)	(126)	(63)
Other income	138	146	(8)	(5)

Total other income (expense)	$147	$(497)	$644	130%

Other Income (Expense).    Interest income for the year ended December 31, 2011, was $0.4 million, a change of $0.1 million from interest income of $0.3 million for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011, was $0.3 million, a decrease of approximately $0.4 million compared to interest expense of $0.8 million for the year ended December 31, 2010. The decrease is related to a decrease in the balance outstanding on our loans and capital leases during 2011, which we repaid in May 2011. The loss on interest rate derivative for the year ended December 31, 2011 was $0.1 million, compared to a loss on interest rate derivative for the year ended December 31, 2010, of $0.2 million. The losses were the result of the change in the fair market value of a derivative instrument that was not designated as a hedge instrument, which was terminated in May 2011.

Income Tax Provision.    We recorded a provision of $13.8 million, or 42% effective tax rate, for income taxes for the year ended December 31, 2011, compared to a provision of $10.4 million, or 45% effective tax rate, for the income taxes for the year ended December 31, 2010. The decrease in our effective tax rate was due to a decrease in our total permanent differences. The decrease in our total permanent differences was mainly due to an increase in the amount of deductions for disqualifying dispositions related to ISOs.

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

Business Services Revenue.    Revenue from business services for the year ended December 31, 2010, was $237.1 million, an increase of $53.9 million, or 29%, over revenue of $183.2 million for the year ended December 31, 2009. This increase was primarily due to the growth in the number of physicians and other medical providers using our services. The number of physicians using our revenue cycle management service, athenaCollector, at December 31, 2010, was 19,197, an increase of 3,478, or 22%, from 15,719 physicians at December 31, 2009. The number of active medical providers using our revenue cycle management service, athenaCollector, at December 31, 2010, was 27,114, an increase of 3,748, or 16%, from 23,366 active medical providers at December 31, 2009. The number of physicians using our clinical cycle management service, athenaClinicals, at December 31, 2010, was 2,383, an increase of 1,463, or 159%, from 920 physicians at December 31, 2009. The number of active medical providers using our clinical cycle management service, athenaClinicals, at December 31, 2010, was 3,348, an increase of 1,877, or 128%, from 1,471 active medical providers at December 31, 2009. Since being introduced in March 2010, the number of physicians using our patient cycle management service, athenaCommunicator, at December 31, 2010, was 736. Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. Total collections generated by these physicians and other medical providers that were posted for the year ended December 31, 2010, was $5.9 billion, an increase of $1.0 billion over posted collections of $4.9 billion for the year ended December 31, 2009.

Implementation and Other Revenue.    Revenue from implementations and other sources was $8.4 million for the year ended December 31, 2010, an increase of $3.1 million, or 58%, over revenue of $5.3 million for the year ended December 31, 2009. This increase was driven by new client implementations and increased professional services for our larger client base. The increase in implementation and other revenue was the result of the increase in the volume of our business.

	Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	Percent
Direct operating costs	$96,582	$79,017	$17,565	22%

Direct Operating Costs.    Direct operating costs for the year ended December 31, 2010, was $96.6 million, an increase of $17.6 million, or 22%, over direct operating costs of $79.0 million for the year ended December 31, 2009. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and salary and benefits expense. The amount of collections processed for the year ended December 31, 2010, was $5.9 billion, which was $1.0 billion higher than the $4.9 billion of collection processed for the year ended December 31, 2009. The increase in collections increased at a higher rate than the increase in the related direct operating expense as we benefited from economies of scale. Direct operating employee-related costs increased $4.8 million from the year ended December 31, 2009, to the year ended December 31, 2010. This increase is primarily due to the 19% increase in headcount since December 31, 2009. We increased the professional services headcount as part of our redesign of our client services organization and to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. For the year ended December 31, 2010, direct operating expense includes $1.8 million of amortization of purchased intangibles expense related to the purchase of certain assets through acquisitions completed in 2009 and 2008, compared to $0.6 million in the year ended December 31, 2009. Stock-based compensation expense also increased $0.7 million from the year ended December 31, 2009 to the year ended December 31, 2010.

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

	Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	Percent
Interest income	$309	$1,016	$(707)	(70%)
Interest expense	(753)	(968)	215	(22)
(Loss) gain on interest rate derivative contract	(199)	590	(789)	*
Other income	146	255	(109)	(43)

Total other (expense) income	$(497)	$893	$(1,390)	*

*	not meaningful

Other Income (Expense).    Interest income for the year ended December 31, 2010, was $0.3 million, a decrease of $0.7 million from interest income of $1.0 million for the year ended December 31, 2009. The decrease was directly related to the lower interest rates during the year. Interest expense for the year ended December 31, 2010, was $0.8 million, a decrease of approximately $0.2 million compared to interest expense of

$1.0 million for the year ended December 31, 2009. The decrease is related to a decrease in the balance outstanding on our capital leases during 2010. The loss on interest rate derivative for the year ended December 31, 2009, was $0.2 million, compared to a gain on interest rate derivative for the year ended December 31, 2009, of $0.6 million. The loss was the result of the change in the fair market value of a derivative instrument that was not designated as a hedge instrument under the authoritative guidance. Although this derivative does not qualify for hedge accounting, we believe that the instrument is closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.

Income Tax Provision.    We recorded a provision of $10.4 million for income taxes for the year ended December 31, 2010 based upon an effective tax rate of 45% compared to a provision of $8.8 million for the income taxes for the year ended December 31, 2009 based upon an effective tax rate of 49%. The decrease in our effective tax rate was due to a decrease in our state tax rate and a decrease in the effect of our permanent differences as percent of the overall rate.

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

As of December 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents and total available-for-sale investments of $138.5 million. Our cash investments consist of corporate debt securities, U.S. Treasury and government agency securities, and commercial paper. As specified in our investment policy, we place our investments in instruments that meet high credit quality standards, it limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns. As of December 31, 2011, we have no outstanding indebtedness. In October 2011, we entered into a $100 million five-year, revolving credit agreement. The credit facility may be extended by up to an additional $100 million on the satisfaction of certain covenants, including consolidated leverage ratio and minimum fixed charges coverage ratios. The interest rates applicable to revolving loans under the Revolving Credit Agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on the Company’s consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on the Company’s consolidated leverage ratio. The Company paid a $0.7 million commitment fee.

We believe our sources of liquidity will be sufficient to sustain operations, to finance our strategic initiatives, make payments on our contractual obligations, and our purchases of property and equipment for the foreseeable future. Our analysis is supported by the growth in our new customer base and a high rate of renewal rates with our existing customers and the corresponding increase in billings and collections. We may pursue acquisitions or investments in complementary businesses or technologies, in which case we may need to borrow against our revolving credit facility. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facility or obtain additional financing.

Commitments

We enter into various purchase commitments with vendors in the normal course of business. We believe that our existing sources of liquidity will be adequate to fund these purchases during the year 2012. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there has been no material losses related to such guarantees.

Operating Cash Flow Activities

	For the Year Ended December 31,
	2011	2010	2009
Net Income	$19,046	$12,704	$9,276
Non-cash adjustments to net income	23,575	22,074	20,702
Cash provided in changes in operating assets and liabilities	18,143	9,942	2,351

Net cash provided by operating activities	$60,764	$44,720	$32,329

Cash flow from operations increased by $16.0 million to $60.8 million for the year ended December 31, 2011, as compared to $44.7 million for the year ended December 31, 2010. The increase is mainly attributable to increases in net income and cash provided in changes in operating assets and liabilities. The increase in net income is primarily due to the growth in customer bases, stability in renewal rates with our existing customer base and increased adoption of our services. This increase is partially offset by an increase in operating expenses that require cash outlays such as salaries, higher commissions, direct operating expenses, and selling and marketing expenses. The increase in add-backs of non-cash expenses during the year ended December 31, 2011, from December 31, 2010 are primarily due to increases in amortization and depreciation, and stock-based compensation expense. This is offset by a non-cash adjustment related to the excess tax benefits from stock-based awards; thereby presenting total operating activities as if we had paid higher cash taxes. The increase in depreciation and amortization was primarily attributed to capital expenditures and the acquisition of the Point Lookout facility in June 2011. The increase in stock-based compensation expense is primarily due to the increase in the volume and the value of stock-based awards granted during 2011 over grants in 2010. The increase to cash provided by in changes in operating assets and liabilities for the year ended December 31, 2011, was due in large part to the increase in our deferred revenue offset by an increase in accounts receivable and decrease in deferred rent. Accounts receivable increase to $49.0 million at December 31, 2011, compared to $36.9 million at December 31, 2010. The increase can be attributed to the overall increase in revenue and the timing of current billings and subsequent payment of those billings as of December 31, 2011, compared to the same period and timing as of December 31, 2010. The increase in accrued expenses of $10.9 million is due to higher accrued sales commissions due to the timing of new deals and accrued bonus mainly driven by an increase in headcount of 45%. The decrease in deferred rent is related to the repayment of rental incentive loans in the amount of $2.1 million. The $11.8 million impact from changes in prepaid and other current assets on the consolidated statements of cash flows compared to the $2.2 million increase in prepaid and other current assets on the consolidated balance sheets is mainly a result of being in an income tax receivable position with a $13.8 million net tax benefit non-cash transaction associated with our stock-based compensation exercises.

Investing Cash Flow Activities

The cash used by investing activities stayed relatively consistent for the year ended December 31, 2011, at $53.2 million compared to $53.6 million for the year ended December 31, 2010. Cash flows used in investing activities consist primarily of purchases of property and equipment, payment for the acquisitions of Proxsys LLC and Point Lookout, the latter which is a conference center and training facility, capitalized software development costs and our investment activities. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. We paid cash consideration of $27.9 million (net of cash acquired) in relation to our acquisition with Proxsys LLC and $7.0 million related to Point Lookout. In addition, we spent $16.7 million of property and equipment, including approximately $1 million related to a purchase option under our capital lease obligations which were terminated during the year ended December 31, 2011. Our investment in software development consist of company managed-design, development, and testing of new application functionality with our less mature service offerings, which primarily include our athenaClinicals, athenaCommunicator and athenaCoordinator service offerings. Our capitalized software development amounted to $7.8 million for the year ended December 31, 2011. Restricted cash decreased by $3.7 million due to payments made for contingent consideration relating to acquisitions completed in 2008 and 2009. We plan to spend approximately $35 million to $40 million in infrastructure, technology and capitalized software development during the year ended December 31, 2012, in addition to the $8.1 million to settle purchases that occurred at the end of December 31, 2011, which currently are accrued in accounts payable and accrued expenses at December 31, 2011.

Financing Cash Flow Activities

The cash provided by financing activities was $14.4 million for the year ended December 31, 2011, compared to cash provided by financing activities $14.1 million for the year ended December 31, 2010. Cash flows provided by financing activities consists primarily of proceeds from $14.1 million from the exercise of stock options and $14.2 million from excess tax benefits offset by the payments on debt and contingent consideration. We elected to repay all of our outstanding debt balances under our equipment line of credit and term loan, as well as terminate our related interest rate derivative which resulted in a decrease in cash of $9.7 million. The payment of $3.4 million in contingent consideration that was accrued at acquisition date relating to the Anodyne acquisition related to certain earn-out targets being met.

Contractual Obligations

We have contractual obligations under our operating leases for property and certain office equipment. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 years	Other
Operating lease obligations	33,116	6,713	13,882	6,592	5,929
Other	1,685					1,685

Total	34,801	$6,713	$13,882	$6,592	$5,929	$1,685

The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, headquarters; our Rome, Georgia, offices; our Alpharetta, Georgia offices; Birmingham, Alabama, offices; and our Chennai, India offices.

Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of December 31, 2011, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.

Off-Balance Sheet Arrangements

As of December 31, 2011, 2010, and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

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

Foreign Currency Exchange Risk.    Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the year ended December 31, 2011, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

Interest Rate Sensitivity.    We had unrestricted cash, cash equivalents and total available-for-sale investments totaling $138.5 million at December 31, 2011. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and available for sale, interest-bearing, investment-grade securities. Due to the short and expected term of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.

Interest Rate Risk.    As of December 31, 2011, we had no outstanding long-term debt and capital lease obligations and there were no amounts outstanding under the revolving credit facility.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2011 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Chief Executive and Chief Financial Officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework.

Based upon this evaluation and those criteria, management believes that, as of December 31, 2011, our internal controls over financial reporting were effective.

Deloitte and Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of athenahealth, Inc.

Watertown, Massachusetts

We have audited the internal control over financial reporting of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated February 16, 2012, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 16, 2012

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

Entry into new lease in Chennai, India

On October 24, 2011, athenahealth Technology Private Limited (“athenahealth India”), a direct subsidiary of the registrant, entered into a Lease Deed with M/S Faery Estates Private Limited (the “New Lease”) for approximately 37,506 square feet of office space in Chennai, India. Upon occupancy, the leased space shall serve as the principal office of athenahealth India. The New Lease has a three-year term, commencing November 1, 2011, with renewal options for two additional three-year periods. The initial three-year term is treated as a lock-in period during which athenahealth India shall not abandon or surrender the property or terminate the New Lease. The initial rent, the payment of which does not commence until January 1, 2012, is 15,302,448 Indian Rupees (or approximately U.S. $0.3 million) per year and is subject to a 15% increase at renewal. athenahealth India may not sublease the premises, but it may assign to affiliates with the prior written consent M/S Faery Estates Private Limited, with such assignment subject to certain restrictions. The New Lease contains customary representations, warranties, covenants, and termination provisions. There are no material relationships between the Company or any of its affiliates and the lessor, other than in respect of the New Lease.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the New Lease, a copy of which is filed as an exhibit to this Annual Report, and the terms of which are incorporated herein by reference.

PART III

Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in our 2012 Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information to be contained in our 2012 Proxy Statement.

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

The information required by this Item is incorporated by reference to the information to be contained in our 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information to be contained in our 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information to be contained in our 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information to be contained in our 2012 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Report.

(1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i) Report of Independent Registered Public Accounting Firm

(ii) Consolidated Balance Sheets

(iii) Consolidated Statements of Operations

(iv) Consolidated Statements of Stockholders’ Equity

(v) Consolidated Statements of Cash Flows

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Exhibit Index

2.1(vi)	Agreement and Plan of Merger by and among athenahealth, Inc., Aries Acquisition Corporation, Anodyne Health Partners, Inc., and the Securityholders’ Representatives named therein, dated October 5, 2009

2.2(xiii)	Agreement and Plan of Merger by and among athenahealth, Inc., Prometheus Acquisition LLC, Proxsys LLC, and the Securityholders’ Representative named therein, dated July 21, 2011

3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(i)	Amended and Restated Bylaws of the Registrant

4.1(i)	Specimen Certificate evidencing shares of common stock

10.1(i)	Form of Indemnification Agreement, to be entered into between the Registrant and each of its directors and officers

†10.2(i)	1997 Stock Plan of the Registrant and form of agreements thereunder

†10.3(i)	2000 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreements thereunder

†10.4(xv)	Amended and Restated 2007 Stock Option and Incentive Plan of the Registrant, and form of agreements thereunder

†10.5(viii)	2007 Employee Stock Purchase Plan, as amended

†10.6(viii)	Employment Agreement by and between the Registrant and Timothy M. Adams, dated January 11, 2010

†10.7(i)	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended

†10.8(iii)	Employment Agreement by and between the Registrant and Robert L. Cosinuke, dated December 3, 2007

Exhibit No.	Exhibit Index

†10.9(x)	Employment Agreement by and between the Registrant and Derek Hedges, dated January 31, 2005

†10.10(xii)	Employment Agreement by and between the Registrant and Stephen Kahane, dated February 18, 2011

†10.11(ix)	Employment Agreement by and between the Registrant and Daniel H. Orenstein, dated July 1, 2010

†10.12(ix)	Employment Agreement by and between the Registrant and Ed Park, dated July 1, 2010

†10.13(xi)	The athenahealth Executive Incentive Plan, adopted February 15, 2011

†10.14(xv)	Director Compensation Plan of the Registrant, dated July 1, 2011

10.15(i)	Warrant to Purchase 32,468 Shares of the Registrant’s Series D Convertible Preferred Stock, issued to GATX Ventures, Inc. on May 31, 2001

#10.16(i)	Lease between President and Fellows of Harvard College and the Registrant, dated November 8, 2004, for space at the premises located at 300 North Beacon Street, Watertown, MA 02472 and 311 Arsenal Street, Watertown, MA 02472

10.17(xiv)	First Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated May 16, 2011

10.18*	Second Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated November 7, 2011

10.19(v)	Deed of Lease by and between RMZ Infotech Private Limited and Athena Net India Private Limited, dated April 28, 2009, for space at the premises located at Unit No. 701, Campus 3B, RMZ Millenia Tech Park, 143, Dr.MGR Road, Perungudi, Chennai 600 113

10.20*	Lease Deed by and between M/S. Faery Estates Private Limited and athenahealth Technology Private Limited, dated October 24, 2011, for space at the premises located at Unit No. 3 and 4, 9th Floor, MGR Salai (Veeranam Road), Kandanchavadi, Perungudi, Chennai, 600096.

#10.21(i)	Agreement of Lease by and between Sentinel Properties -- Bedford, LLC and the Registrant, dated May 8, 2007

10.22(ii)	Purchase Agreement dated November 28, 2007, between the Registrant and Bracebridge Corporation

#10.23(iv)	Master Agreement by and between the Registrant and Vision Business Process Solutions Inc., dated June 30, 2008

#10.24(vii)	Professional Services Agreement by and between the Registrant and International Business Machines Corporation dated as of October 2, 2009

#10.25(xii)	Amendment No. 1 to Professional Services Agreement by and between the Registrant and International Business Machines Corporation, dated March 11, 2011

#10.26(vii)	Master Agreement for U.S. Availability Services between SunGard Availability Services LP and the Registrant, dated December 1, 2009, as amended

#10.27(x)	Second Amended and Restated Marketing and Sales Agreement by and between the Registrant and WorldMed Shared Services, Inc. (d/b/a PSS World Medical Shared Services, Inc.), dated October 21, 2010

10.28(xiv)	Purchase and Sale Agreement by and between the Registrant and Point Lookout, LLC, dated March 29, 2011, as amended May 12, and May 26, 2011

Exhibit No.	Exhibit Index

10.29(xv)	Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders from time to time party thereto, dated October 20, 2011, and exhibits and schedules thereunder

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(i)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (File No. 333-143998).
(ii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 29, 2007.
(iii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed May 6, 2008.
(iv)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed August 5, 2008.
(v)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed August 6, 2009.
(vi)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed October 5, 2009.
(vii)	Incorporated by reference to the Registrant’s annual report on Form 10-K, filed March 15, 2010.
(viii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed May 3, 2010.
(ix)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed October 22, 2010.
(x)	Incorporated by reference to the Registrant’s annual report on Form 10-K, filed February 18, 2011.
(xi)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed February 22, 2011.
(xii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed April 29, 2011.
(xiii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 21, 2011.
(xiv)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed July 22, 2011.
(xv)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed October 21, 2011.
*	Filed herewith.
**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush (Jonathan Bush)	Chief Executive Officer, President, and Chairman (Principal Executive Officer)	February 16, 2012

/s/ Timothy M. Adams (Timothy M. Adams)	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer & Principal Accounting Officer)	February 16, 2012

/s/ Ruben J. King-Shaw, Jr. (Ruben J. King-Shaw, Jr.)	Lead Director	February 16, 2012

/s/ Richard N. Foster (Richard N. Foster)	Director	February 16, 2012

/s/ Brandon H. Hull (Brandon H. Hull)	Director	February 16, 2012

/s/ Dev Ittycheria (Dev Ittycheria)	Director	February 16, 2012

/s/ John A. Kane (John A. Kane)	Director	February 16, 2012

/s/ James L. Mann (James L. Mann)	Director	February 16, 2012

/s/ David E. Robinson (David E. Robinson)	Director	February 16, 2012

/s/ William Winkenwerder, Jr., M.D. (William Winkenwerder, Jr., M.D.)	Director	February 16, 2012

Financial Statements and Supplementary Data

athenahealth, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

athenahealth, Inc.

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 16, 2012

athenahealth, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$57,781	$35,944
Short-term investments	62,084	80,231
Accounts receivable — net	49,038	36,870
Deferred tax assets	5,245	3,856
Prepaid expenses and other current assets	8,988	6,749

Total current assets	183,136	163,650
Property and equipment — net	52,275	31,899
Restricted cash	5,007	8,691
Software development costs — net	6,974	3,642
Purchased intangibles — net	20,052	12,651
Goodwill	47,307	22,450
Deferred tax assets	12,532	10,959
Investments and other assets	21,503	7,228

Total assets	$348,786	$261,170

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$2,909
Accounts payable	6,318	559
Accrued compensation	28,176	19,178
Accrued expenses	17,774	10,981
Current portion of deferred revenue	6,345	4,978
Interest rate derivative liability	—	490
Current portion of deferred rent	960	1,497

Total current liabilities	59,573	40,592
Deferred rent, net of current portion	2,932	5,960
Deferred revenue, net of current portion	44,281	35,661
Other long-term liabilities	5,529	1,897
Debt and capital lease obligations, net of current portion	—	6,307

Total liabilities	112,315	90,417

Commitments and contingencies (note 14)
Preferred stock; $0.01 par value: 5,000 shares authorized and no shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock; $0.01 par value per share; 125,000 shares authorized; 36,678 shares issued and 35,400 shares outstanding at December 31, 2011 35,808 shares issued and 34,530 shares outstanding at December 31, 2010	367	358
Additional paid-in capital	247,131	200,339
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive (loss) income	(101)	28
Accumulated deficit	(9,726)	(28,772)

Total stockholders’ equity	236,471	170,753

Total liabilities and stockholders’ equity	$348,786	$261,170

The accompanying notes are an integral part of the consolidated financial statements athenahealth, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue:
Business services	$312,768	$237,145	$183,230
Implementation and other	11,299	8,393	5,297

Total revenue	324,067	245,538	188,527

Expenses:
Direct operating costs	122,795	96,582	79,017
Selling and marketing	79,775	52,675	34,072
Research and development	23,343	18,448	14,348
General and administrative	48,711	43,119	36,111
Depreciation and amortization	16,710	11,117	7,767

Total expenses	291,334	221,941	171,315

Operating income	32,733	23,597	17,212

Other income (expense):
Interest income	396	309	1,016
Interest expense	(314)	(753)	(968)
(Loss) gain on interest rate derivative contract	(73)	(199)	590
Other income	138	146	255

Total other income (expense)	147	(497)	893

Income before income tax provision	32,880	23,100	18,105
Income tax provision	(13,834)	(10,396)	(8,829)

Net income	19,046	12,704	9,276

Net income per share — basic	$0.54	$0.37	$0.28

Net income per share — diluted	$0.53	$0.36	$0.27

Weighted average shares used in computing net income per share:
Basic	35,046	34,181	33,584
Diluted	36,050	35,204	34,917

The accompanying notes are an integral part of the consolidated financial statements athenahealth, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Common Stock		Additional Paid-In Captial	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders Equity	Total Comprehensive Income
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2008	34,645	$346	$156,303	(1,278)	$(1,200)	$338	$(50,752)	$105,035
Stock compensation expense			8,314					8,314
Stock options exercised	488	5	1,890					1,895
Common stock issued under employee stock purchase plan	33	1	780					781
Tax benefit realized from stock-based awards			2,428					2,428
Net income							9,276	9,276	$9,276
Unrealized holding gain on available-for-sale- investments, net of $17 tax						(262)		(262)	(262)
Foreign currency translation adjustment						(149)		(149)	(149)

Total Comprehensive Income								—	$8,865

BALANCE — December 31, 2009	35,166	352	169,715	(1,278)	(1,200)	(73)	(41,476)	127,318
Stock compensation expense			14,477					14,477
Stock options exercised and restricted stock units vested	605	5	7,522					7,527
Common stock issued under employee stock purchase plan	37	1	1,078					1,079
Tax benefit realized from stock-based awards			7,547					7,547
Net income							12,704	12,704	12,704
Unrealized holding gain on available-for-sale- investments, net of $7 tax						(52)		(52)	(52)
Foreign currency translation adjustment						153		153	153

Total Comprehensive Income								—	$12,805

BALANCE — December 31, 2010	35,808	358	200,339	(1,278)	(1,200)	28	(28,772)	170,753
Stock compensation expense			18,901					18,901
Stock options exercised and restricted stock units vested	816	8	12,320					12,328
Common stock issued under employee stock purchase plan	54	1	1,768					1,769
Tax benefit realized from stock-based awards			13,803					13,803
Net income							19,046	19,046	19,046
Unrealized holding gain on available-for-sale- investments, net of $1 tax						(6)		(6)	(6)
Foreign currency translation adjustment						(123)		(123)	(123)

Total Comprehensive Income								—	$18,917

BALANCE — December 31, 2011	36,678	$367	$247,131	(1,278)	$(1,200)	$(101)	$(9,726)	$236,471

The accompanying notes are an integral part of the consolidated financial statements athenahealth, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,046	$12,704	$9,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,030	12,956	8,403
Amortization of premiums (discounts) on investments	1,579	1,152	(113)
Provision for uncollectible accounts	1,122	1,772	999
Deferred income taxes	(2,962)	1,013	5,918
Excess tax benefit from stock-based awards	(14,208)	(9,245)	(2,505)
Stock-based compensation expense	18,901	14,477	8,314
Increase (decrease) in fair value of contingent consideration	40	(250)	—
Loss (gain) on interest rate derivative contract	73	199	(590)
Disposal of property and equipment	—	—	276
Changes in operating assets and liabilities:
Accounts receivable	(12,130)	(5,319)	(10,489)
Prepaid expenses and other current assets	11,787	5,461	(887)
Other long-term assets	489	(243)	(173)
Accounts payable	688	(1,024)	1,379
Accrued expenses	10,887	4,425	6,201
Deferred revenue	9,987	7,917	7,438
Deferred rent	(3,565)	(1,275)	(1,118)

Net cash provided by operating activities	60,764	44,720	32,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(7,779)	(3,881)	(2,555)
Purchases of property and equipment	(16,696)	(15,932)	(10,277)
Proceeds from sales and disposals of property and equipment	—	363	4,538
Proceeds from sales and maturities of investments	168,083	110,741	84,014
Purchases of short-term and long-term investments	(165,657)	(145,443)	(79,138)
Payments for acquisitions	(34,882)	—	(22,391)
Change in restricted cash	3,684	525	(7,368)

Net cash used in investing activities	(53,247)	(53,627)	(33,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	14,097	8,606	2,676
Excess tax benefit from stock-based awards	14,208	9,245	2,505
Payment of contingent consideration accrued at acquisition date	(3,355)	(195)	—
Financing fee for line of credit	(741)	—	—
Payment to terminate interest rate derivative contract	(563)	—	—
Payments on long-term debt and capital lease obligations	(9,216)	(3,535)	(2,514)

Net cash provided by financing activities	14,430	14,121	2,667

Effects of exchange rate changes on cash and cash equivalents	(110)	204	(226)

Net increase in cash and cash equivalents	21,837	5,418	1,593
Cash and cash equivalents at beginning of year	35,944	30,526	28,933

Cash and cash equivalents at end of year	$57,781	$35,944	$30,526

Non-cash transactions
Property and equipment recorded in accounts payable and accrued expenses	$8,066	$214	$510

Tax benefit recorded in prepaid expenses and other current assets	$13,803	$7,547	$2,428

Fair value of contingent consideration at acquisition date	$6,836	$—	$5,100

Property and equipment acquired under capital leases	$—	$363	$4,538

Additional disclosures
Cash paid for interest	$183	$873	$836

Cash paid for taxes	$2,708	$1,636	$514

The accompanying notes are an integral part of the consolidated financial statements athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including the estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock-based compensation; (5) allocation of direct and indirect cost of sales; (6) fair value of identifiable purchased tangible and intangible assets and contingent consideration in a business combination and (7) litigation reserves. Actual results could significantly differ from those estimates.

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

Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The Company athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

considers a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. The Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, the Company uses third party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses estimated selling price.

Direct Operating Expenses — Direct operating expenses consist primarily of salaries, benefits, and stock-based compensation related to personnel who provide services to clients; claims processing costs; implementing new clients; and other direct costs related to collection and business services. Costs associated with the implementation of new clients are expensed as incurred. The reported amounts of direct operating expenses do not include allocated amounts for rent and overhead costs (which are included in general and administrative costs), and depreciation and amortization (which are broken out separately on the statement of operations), except for the amortization of certain purchased intangible assets.

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

Investments — Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Scheduled maturity dates of U.S. government backed securities, corporate bonds and commercial paper as of December 31, 2011 and 2010, within one year of that date are classified as short-term. Scheduled maturity dates of U.S. government backed securities, corporate bonds and commercial paper as of December 31, 2011 and 2010, in excess of one year are classified as long-term. Investments included in long-term other assets on the consolidated balance sheet include $18.6 million of U.S. government backed securities at December 31, 2011 and $3.5 million of U.S. government backed securities and $2.1 million of commercial paper at December 31, 2010. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive (loss) income. There were no material realized gains and losses on sales of these investments for the periods presented. The Company determines realized gains and losses based on the specific identification method.

Accounts Receivable — Accounts receivable represents amounts due from customers for subscription and implementation services. Accounts receivable are stated net of an allowance for uncollectible accounts, which are determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2011	2010	2009
Beginning balance	$1,945	$1,271	$726
Provision	1,122	1,772	999
Write-offs and adjustments	(719)	(1,098)	(454)

Ending balance	$2,348	$1,945	$1,271

Financial Instruments — Certain financial instruments are required to be recorded at fair value. The other financial instruments approximate their fair value, primarily because of their short-term nature. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents.

Derivative financial instruments have been used to manage certain of the Company’s interest rate exposures. The Company does not enter into derivatives for speculative purposes, nor does the Company hold or issue any financial instruments for trading purposes. In October 2008, the Company entered into a derivative instrument that is not designated as hedge which was terminated in May 2011. The Company entered into the derivative instrument to offset the cash flow exposure associated with its interest payments on certain outstanding debt which was paid off in May 2011. Derivatives are carried at fair value, as determined using standard valuation models and adjusted, when necessary, for credit risk and are separately presented on the balance sheet. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings and are separately presented.

Property and Equipment — Property and equipment are stated at cost. Equipment, furniture and, fixtures are depreciated using the straight-line method over their estimated useful lives, generally ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the improvements or the applicable lease terms, excluding renewal periods. Buildings are depreciated using the straight-line method over 30 years. Building improvements are depreciated using the straight-line method over the lesser of the useful life of the improvement or the remaining life of the building. Costs associated with maintenance and repairs are expensed as incurred. The airplane and land improvements are depreciated using the straight-line method over 20 years and 10 years, respectively.

Long-Lived Assets — Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment losses have been recognized in the years ended December 31, 2011, 2010, or 2009.

Restricted Cash — Restricted cash consists of $4.2 million in escrowed amounts relating to the purchase of Anodyne (see Note 2) as of December 31, 2011. A portion of this amount is subject to payment in 2012 if Anodyne achieves certain business and financial milestones. The remaining restricted cash balance as of December 31, 2011, consists of funds held under a letter of credit as a condition of the Company’s operating lease for its corporate headquarters. The letter of credit will remain in effect during the term of the lease agreement.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

Software Development Costs — The Company accounts for software development costs based on required criteria and timing. Costs related to the preliminary project stage of subsequent versions of athenaNet or other technologies are expensed as incurred. Costs incurred in the application development stage are capitalized, and such costs are amortized over the software’s estimated economic life. The estimated useful life of the software is two years. Amortization expense was $4.4 million, $2.6 million, and $2.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. Future amortization expense for all software development costs capitalized as of December 31, 2011, is estimated to be $4.9 million and $2.1 million for the years ending December 31, 2012, and 2013, respectively.

Goodwill — Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company evaluates the carrying value of its goodwill annually on November 30. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment losses have been recognized in the years ended December 31, 2011, 2010, and 2009.

Purchased Intangibles — Purchased intangibles consist of technology, non-compete agreements and customer relationships acquired in connection with business acquisitions and are amortized over their estimated useful lives on a straight-line basis. The Company concluded that use of the straight-line method was appropriate as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no degradation of the cash flows over time.

Accrued expenses and accrued compensation — Accrued expenses consist of the following:

	As of December 31,
	2011	2010
Accrued bonus	$13,677	$9,599
Accrued vacation	3,517	2,342
Accrued payroll	7,008	4,895
Accrued commissions	3,974	2,342

Accrued compensation expenses	$28,176	$19,178

Accrued expenses	$10,958	$7,301
Accrued property and equipment additions	3,269	—
Current portion of accrued contingent consideration	3,547	3,680

Accrued expenses	$17,774	$10,981

Deferred Rent — Deferred rent consists of rent escalation payment terms, tenant improvement allowances and other incentives received from landlords related to the Company’s operating leases for its facilities. Rent escalation represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including any construction period. The excess is athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease or reimbursements of moving costs. These cash payments are recorded as deferred rent from landlords and are amortized as a reduction of periodic rent expense, over the term of the applicable lease.

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

Business Combinations — The Company applies business combination accounting when they have acquired control over one or more businesses. Business Combinations are accounted for at fair value. The associated acquisition costs are generally expensed as incurred and recorded in general and administrative expenses; non-controlling interests, if any, are reflected at fair value at the acquisition date; in-process research and development (“IPR&D”), if any, is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination, if any, are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. We have applied this acquisition method to the transactions described in Note 2.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, investments, derivatives, and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents, investments by investing in highly rated corporate and financial institutions, and engaging with highly rated financial institutions as a counterparty to its derivative transaction. With respect to customer accounts receivable, the Company manages its credit risk by performing ongoing credit evaluations of its customers. No customer accounted for more than 10% of revenues or accounts receivable as of or for the years ended December 31, 2011, 2010, or 2009.

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

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

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

Segment Reporting — Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief decision-maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment and the CODM uses non-GAAP operating income (defined as Operating Income as shown in the Consolidated Statement of Operations less total stock-based compensation expense and amortization expense related to purchased intangibles for the period) as the measure of the Company’s profit on a regular basis.

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

2.	ACQUISITIONS

Proxsys

On August 31, 2011, the Company acquired Proxsys LLC (“Proxsys”). The acquisition broadens the Company’s offerings by bringing order transmission, pre-certification and pre-registration capabilities to the Company’s service platform. The results of Proxsys’s operations are included in the statement of operations of the combined entity since the date of acquisition. The Company incurred legal costs and professional fees in connection with the acquisition of $0.7 million which are included in general and administrative expense.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

The following table summarizes the total consideration on the acquisition date:

Cash payments	$28,000
Contingent consideration	6,836
Less cash acquired	(106)

Fair value of total consideration	$34,730

The final cash payment amount was subject to a working capital adjustment which was finalized during the quarter ended December 31, 2011. Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in the consolidated statement of operations. The contingent consideration is discussed in Note 4.

The fair values assigned to the contingent consideration and the tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. We finalized those valuations during the quarter ended December 31, 2011. The fair value assigned to the purchased intangible related to customer relationships increased by $1.0 million as of the acquisition date as a result of this measurement period adjustment with a corresponding adjustment to the carrying value of goodwill of $1.0 million. The related impact on the amortization recognized from that date is insignificant to the statement of operations.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

Accounts receivable	$1,160
Other current and long-term assets	70
Property and equipment	206
Purchased Intangibles:
Developed technology	230
Customer relationships	8,900
Non compete agreement	500
Accounts payable and accrued expenses	(318)
Accrued compensation	(875)

Total identifiable net assets	9,873

Goodwill	24,857

$34,730

The intangibles are being amortized between 2-10 years, with customer lists being amortized over 10 years. The goodwill resulting from the acquisition arises largely from the synergies expected from combining the operations of the acquisition with our existing service operations, as well as from the benefits derived from the assembled workforce of the acquisition. The goodwill recognized is deductible for tax purposes.

Point Lookout

On June 24, 2011, the Company purchased certain net assets of the Point Lookout facility located near Belfast, Maine for a purchase price of $7.7 million, which was adjusted for certain working capital adjustments athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

to arrive at a total cash consideration of $7.0 million. The facility will serve as the Company’s client and employee training center. The valuation of the acquired land, property and equipment was finalized during the quarter ended September 30, 2011. The identifiable assets acquired and liabilities assumed included $0.1 million in prepaid and other current assets, $7.7 million of property and equipment and $0.8 million in accrued expenses. There was no goodwill or bargain purchase gain recorded as a result of this transaction. The Company incurred legal and professional fees in connection with the acquisition of $0.5 million which are included in general and administrative expenses.

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

The Company has accounted for the acquisition as a business combination using the acquisition method. The Company incurred legal costs and professional fees in connection with the acquisition of $0.7 million which are included in general and administrative expenses. The results of Anodyne’s operations are included in the statement of operations of the combined entity since the date of acquisition.

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
Purchased Intangibles:
Technology	2,000
Customer relationships	11,200
Deferred tax asset	(2,206)
Accrued expenses and other liabilities	(1,041)
Deferred revenue	(250)

Total identifiable net assets	10,588
Goodwill	16,762

$27,350

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

The Company does not consider these acquisitions above to be material to its consolidated results of operations and is therefore not presenting pro forma financial information of revenue and operations. The Company has also determined that the presentation of the results of revenue and operations for each of these acquisitions, from the date of acquisition, is impracticable and immaterial.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units, shares to be purchased under the employee stock purchase plan and warrants. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive to earnings per share.

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
Net income	$19,046	$12,704	$9,276
Weighted average shares used in computing basic net income per share	35,046	34,181	33,584

Net income per share — basic	$0.54	$0.37	$0.28

Net income	$19,046	$12,704	$9,276
Weighted average shares used in computing basic net income per share	35,046	34,181	33,584
Effect of dilutive securities	1,004	1,023	1,333

Weighted average shares used in computing diluted net income per share	36,050	35,204	34,917

Net income per share — diluted	$0.53	$0.36	$0.27

The computation of diluted net income per share does not include 0.8 million and 0.9 million options and restricted stock units for the year ended December 31, 2011 and 2010, because their inclusion would have an anti-dilutive effect on net income per share. The computation of diluted net income per share does not include 1.0 million options for the year ended December 31, 2009, because their inclusion would have an anti-dilutive effect on net income per share.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2011 and 2010, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of their short term nature of these financial instruments. Included in cash and cash equivalents as of December 31, 2011 and 2010, are money market fund investments of $33.4 million and $10.8 million, respectively, which are reported at fair value.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

	Fair Value Measurements as of December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$33,444	$—	$—	$33,444
Commercial paper	—	7,250	—	7,250
Available-for-sale investments:
Commercial paper	—	6,499	—	6,499
Corporate bonds	—	40,833	—	40,833
U.S. government backed securities	—	33,370	—	33,370

Total assets	$33,444	$87,952	$—	$121,396

Accrued contingent consideration	$—	$—	$(8,176)	$(8,176)

Total liabilities	$—	$—	$(8,176)	$(8,176)

	Fair Value Measurements as of December 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market	$10,799	$—	$—	$10,799
Corporate bonds	—	577	—	577
Available-for-sale investments:
Commercial paper	—	29,642	—	29,642
Corporate bonds	—	40,676	—	40,676
U.S. government backed securities	—	15,494	—	15,494

Total assets	$10,799	$86,389	$—	$97,188

Accrued contingent consideration	$—	$—	$(4,655)	$(4,655)
Interest rate swap derivative contract	—	(490)	—	(490)

Total liabilities	$—	$(490)	$(4,655)	$(5,145)

U.S. government backed securities, corporate bonds, and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

such as trading prices of identical instruments in inactive markets or similar securities. The interest rate swap derivative is valued using observable inputs at the reporting date. It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period however there have been no such transfers during the years ended December 31, 2011 and 2010.

Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in the consolidated statement of operations. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of December 31, 2011 and 2010, the Company has accrued a liability of $8.2 million and $4.7 million, respectively, for the estimated fair value of contingent considerations estimated to be payable upon the acquired company reaching specific performance metrics over a specific period of operations after acquisition. The elements that make up the contingent consideration are as follows:

Anodyne

The first potential contingent consideration related to our acquisition of Anodyne Health Partners, Inc. (“Anodyne”) in 2009 ranges from zero to $4.8 million and is payable in one installment based upon operational performance for the year ended December 31, 2010. Based on the actual operational performance for the year ended December 31, 2010, the Company had accrued $2.4 million relating to the first potential contingent consideration which was paid in full in March of 2011.

The second potential contingent related to our acquisition of Anodyne in 2009 ranges from zero to $2.9 million and is payable in quarterly installments based upon the cross selling of the Company’s services into the acquired company’s customer base or customer leads for the years ended December 31, 2010 and 2011, and the six-month period ending June 30, 2012. Any amounts not earned in the first potential contingent consideration can be earned under the second potential contingent consideration in excess of the initial $2.9 million bringing the total potential contingent consideration to $5.3 million. At December 31, 2011, the Company valued the second contingent consideration at $1.4 million. At December 31, 2011 and 2010, key assumptions relating to the second potential contingent consideration include earn-out payments, a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. A refinement in the estimated earn-out payment assumptions by scenario resulted in an insignificant decrease in the fair value of the total contingent consideration during the year ended December 31, 2011. The Company paid $955 and $195 during the year ended December 31, 2011 and 2010, respectively under the terms of the second potential contingent consideration. No amounts were paid in 2009.

Proxsys

The first potential contingent consideration related to our acquisition of Proxsys in 2011 ranges from zero to $3.0 million and is payable in one installment in the first quarter of 2013 based upon operational performance for the fiscal year ending December 31, 2012. At December 31, 2011, and the acquisition date, August 31, 2011, the key assumptions relating to this potential contingent consideration includes earn-out payments for the fiscal year and a probability adjusted level of 60% for the base case and 25% and 15% for the upside and downside scenarios, respectively. Based on the forecasts for the fiscal year ended December 31, 2012, the Company valued the contingent consideration at December 31, 2011, and the acquisition date at $2.4 million. The Company determined that there was no change in the assumptions from the date of acquisition to December 31, 2011.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

The second potential consideration related to our acquisition of Proxsys in 2011 ranges from zero to $5.0 million and is payable in quarterly installments based upon the cross selling of the Company’s services into the new and acquired company’s customer base from acquisition to the second year anniversary of the acquisition in the third quarter of 2013. On December 31, 2011, and the acquisition date, August 31, 2011, the key assumptions relating to this potential contingent consideration included earn-out payments, a probability adjusted level of 65% for the base case and 25% and 10% for the upside and downside scenarios, respectively. The Company valued the contingent consideration at December 31, 2011, and the acquisition date at $4.4 million. The Company determined that there was no change in assumptions from the date of acquisition to December 31, 2011.

The reconciliations for the fair values of financial instruments determined by Level 3 for the years presented, are as follows:

	Years Ended December 31,
	2011	2010	2009
Balance beginning of period	$4,655	$5,100	$—
Additions	6,836	—	5,100
Payments	(3,355)	(195)	—
Change in fair value (included in General and Administrative Expense)	40	(250)	—

Balance end of period	$8,176	$4,655	$5,100

5.	INVESTMENTS

The summary of securities as of December 31, 2011, is as follows:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
Commercial paper	$13,739	$10	$13,749
Corporate bonds	40,863	(30)	40,833
U.S. government backed securities	33,374	(4)	33,370

Total	$87,976	$(24)	$87,952

The summary of securities as of December 31, 2010, is as follows:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
Commercial paper	$29,635	$7	$29,642
Corporate bonds	40,694	(18)	40,676
U.S. government backed securities	15,500	(6)	15,494

Total	$85,829	$(17)	$85,812

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

6.	PROPERTY AND EQUIPMENT

The Company has no capital leases as of December 31, 2011. The gross amount of the Company assets under capital leases as of December 31, 2010, was $7.3 million of equipment, $1.1 million of leasehold and building improvements, and $0.3 million of furniture.

The fair values of the property and equipment acquired as part of the purchase of the Point Lookout facility are allocated as buildings $4.8 million, land and land improvements $2.1 million, and furniture and fixtures $0.6 million.

Property and equipment consist of the following:

	Years Ended December 31,
	2011	2010
Equipment	$43,950	$26,889
Furniture and fixtures	3,634	1,672
Leasehold improvements	12,297	10,569
Airplane	3,154	3,154
Building and improvements	14,556	9,075
Land and land improvements	2,921	800

Total property and equipment, at cost	80,512	52,159
Accumulated depreciation and amortization	(33,929)	(21,861)
Construction in progress	5,692	1,601

Property and equipment, net	$52,275	$31,899

Depreciation expense on property and equipment was $12.2 million, $8.6 million, and $5.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

7.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table summarizes the activity relating to the carrying value of the Company’s goodwill during the years ended December 31, 2011 and 2010:

Gross balance as of January 1, 2010	$22,120
Contingent consideration recorded in connection with Medical Messaging	330

Gross balance as of December 31, 2010	$22,450
Goodwill recorded in connection with the acquisition of Proxsys LLC	24,857

Gross balance as of December 31, 2011	$47,307

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

Purchased Intangible Assets

Intangible assets acquired as of December 31, 2011 and 2010, are as follows:

	December 31, 2011
		Accumulated		Weighted Average Remaining
	Gross	Amortization	Net	Useful Life (years)
Developed technology	$3,391	$(1,692)	$1,699	2.4
Customer relationships	20,966	(3,057)	17,909	8.7
Non compete agreement	500	(56)	444	2.7

Total	$24,857	$(4,805)	$20,052

	December 31, 2010
		Accumulated		Weighted Average Remaining
	Gross	Amortization	Net	Useful Life (years)
Developed technology	$3,161	$(1,022)	$2,139	3.5
Customer relationships	12,066	(1,554)	10,512	8.8

Total	$15,227	$(2,576)	$12,651

Amortization expense for the years ended December 31, 2011, 2010, and 2009, was $2.2 million, $1.8 million, and $0.6 million, respectively, and is included in direct operating expenses. Estimated amortization expense, based upon the Company’s intangible assets at December 31, 2011, is as follows:

Year ending December 31,	Amount
2012	$3,010
2013	2,898
2014	2,524
2015	2,097
2016	2,097
Thereafter	7,426

Total	$20,052

8.	OPERATING LEASES AND OTHER COMMITMENTS

The Company maintains operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of each leased facility. The rental agreements expire at various dates from 2012 to 2015.

The Company entered into a lease agreement with a landlord in connection with the relocation of its corporate offices in June 2005. Under the terms of such lease agreement, the landlord provided approximately $11.5 million in allowances to the Company for the leasehold improvements for the office space, reimbursement of moving costs and all payments under the Company’s lease agreement relating to its previous office space. Prior to May 2011, the incentive payments received from the new landlord were being recognized over the lease term and accounted for as a component of deferred rent on the Company’s Consolidated Balance Sheet. In May 2011, the Company paid $2.1 million to settle the remaining amounts of these rental incentive loans.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

The lease agreement contains certain financial and operational covenants. These covenants provide for restrictions on, among other things, a change in control of the Company and certain structural additions to the premises, without prior consent from the landlord. The Company is in compliance with all financial covenants as of December 31, 2011.

Rent expense for the Company totaled $3.5 million, $2.9 million, and $2.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011, are as follows:

Year ending December 31,	Future Rent Payments
2012	6,713
2013	6,946
2014	6,936
2015	4,599
2016	1,993
Thereafter	5,929

Total minimum lease payments	$33,116

9.	DEBT AND CAPITAL LEASE OBLIGATIONS

The summary of outstanding debt and capital lease obligations is as follows:

	As of December 31,
	2011	2010
Term loan	$—	$5,325
Capital lease obligation	—	3,891

	—	9,216
Less current portion of long-term debt and capital lease obligations	—	(2,909)

Long-term debt and capital lease obligations, net of current portion	$—	$6,307

2011 Line of Credit — On October 20, 2011, the Company entered into a $100.0 million new revolving credit agreement (“Revolving Credit Agreement”) with a term of five years. The Revolving Credit Agreement replaces the $15.0 million Credit Agreement that expired September 30, 2011. The terms and conditions of the Revolving Credit Agreement are customary to facilities of this nature. The Company was required to pay financing fees of $0.7 million for this Revolving Credit Agreement which is being amortized in interest expense in the Consolidated Statement of Operations over the five year term.

2008 Term and Revolving Loans — On September 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement consisted of a revolving credit facility in the amount of $15.0 million and a term loan facility in the amount of $6.0 million (collectively, the “Credit Facility”). In May 2011, the Company repaid the outstanding balance of the term loan and the entire Credit Agreement matured on September 30, 2011.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

Capital Lease Obligation — In June 2007, the Company entered into a master lease and security agreement (the “Equipment Line”) with a financing company. The Equipment Line allows for the Company to lease from the financing company eligible equipment purchases, submitted within 90 days of the applicable equipment’s invoice date. Each lease has a 36 month term which are payable in equal monthly installments, commencing on the first day of the fourth month after the date of the disbursements of such loan and continuing on the first day of each month thereafter until paid in full. The Company has accounted for these as capital leases. In May 2011 the Company terminated these leases and elected to purchase the assets for approximately $1.0 million. The weighted average interest rate implicit in the leases was 4.3%.

10.	STOCKHOLDERS’ EQUITY

Preferred Stock — The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2011 and 2010, no shares of preferred stock were outstanding.

Common Stock — Common stockholders are entitled to one vote per share and dividends when declared by the Board of Directors, subject to any preferential rights of preferred stockholders.

Warrants — In connection with equipment financing with a finance company and a bank in May 2001, the Company issued warrants to purchase shares of the Company’s stock at an exercise price of $3.08 per share. There remains 32 warrants outstanding and are exercisable through September 2012.

11.	STOCK-BASED COMPENSATION

Total stock-based compensation expense for the years ended December 31, 2011, 2010, and 2009, are as follows (no amounts were capitalized):

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation charged to:
Direct operating	$3,173	$2,298	$1,589
Selling and marketing	5,645	3,509	2,126
Research and development	2,311	2,014	1,015
General and administrative	7,772	6,656	3,584

Total	$18,901	$14,477	$8,314

In 2007, the board of directors and the Company’s stockholders approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”). The 2007 Plan was amended in 2011 to (i) remove an Evergreen Provision which provided for an annual increase, (ii) increased the number of share reserved for issuance, (iii) set minimum restriction periods for stock awards, (iv) set maximum awards payable for performance-based awards, (v) added performance criteria and (vi) other administrative changes. As of December 31, 2011 and 2010, there were approximately 2,494 and 1,298 shares, respectively, available for grant under the Company’s stock award plans.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

Stock Option Plan

Options granted under the 2007 Plan may be incentive stock options or non-qualified stock options under the applicable provisions of the Internal Revenue Code. Incentive stock options are granted with exercise prices at or above the fair value of the Company’s common stock at the grant date as determined by the Board of Directors. Incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock are granted with exercise prices at 110% of the fair value of the Company’s common stock at the date of the grant. Non-qualified stock options may be granted with exercise prices up to the fair value of the Company’s common stock on the date of the grant, as determined by the Board of Directors. All options granted vest over a range of one to four years and have contractual terms of between five and ten years. Options granted typically vest 25% per year over a total of four years at each anniversary, with the exception of options granted to members of the board of directors, which vest on a quarterly basis.

The following table presents the stock option activity for the year ended December 31, 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — January 1, 2011	3,321	$25.94
Granted	425	47.38
Exercised	(758)	17.57
Forfeited	(103)	39.26

Outstanding — as of December 31, 2011	2,885	$30.81	7.0	$53,476

Exercisable — as of December 31, 2011	1,476	$25.17	6.0	$35,355

Vested and expected to vest as of December 31, 2011	2,632	$30.04	7.0	$50,724

Weighted-average fair value of options granted for the year ended December 31, 2011		$21.01

The Company recorded compensation expense in relation to stock options of $10.6 million, $11.8 million, and $8.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1% - 2.2%	1.5% - 3.0%	1.9% - 3.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option term (years)	5.0	6.25	6.25
Expected stock volatility	51% -54%	45% - 52%	48% - 53%

The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

For grants issued during the years ended December 31, 2010 and 2009, the expected option term reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock had been publicly traded. In 2011, the Company began using company-specific historical information.

Since the Company completed its initial public offering in September 2007, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the Company analyzed the volatilities of a group of peer companies, including company-specific historical information to date, to support the assumptions used in its calculations. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions.

As of December 31, 2011 and 2010, there was $20.8 million and $26.4 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years. The weighted average fair value of stock options granted during fiscal 2011, 2010, and 2009, was $21.01, $19.06, and $14.56, respectively. The intrinsic value of shares purchased during fiscal 2011, 2010, and 2009, was $26.1 million, $15.2 million, and $16.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the exercise price of the options.

Restricted Stock Units

The 2007 Plan also allows for granting of restricted stock unit awards under the terms of the plan. Majority of restricted units vest in four equal, annual installments on the anniversaries of the vesting start date or in four equal, quarterly installments on anniversaries of the vesting date. The Company estimated the fair value of the restricted stock units using the market price of its common stock on the date of the grant. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period. The following table presents the restricted stock unit activity for the year ended December 31, 2011.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding — January 1, 2011	292	$35.24
Granted	565	47.02
Vested	(82)	34.15
Forfeited	(18)	41.26

Outstanding — as of December 31, 2011	757	$43.99

As of December 31, 2011, $27.2 million of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 2.7 years. This amount does not include the cost of new restricted stock units that may be granted in future periods or any changes in the Company’s forfeiture percentage. Stock-based compensation expense of $7.3 million, $2.3 million and $0 was recorded for restricted stock units during the year ended December 31, 2011, 2010 and 2009.

Employee Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) allows employees, officers, and directors to purchase shares of common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. The expense for the years ended December 31, 2011, 2010, and 2009 was $1.0 million, $0.4 million and $0.4 million, respectively.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

12.	INCOME TAXES

The components of the Company’s income tax provision for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Current Provision:
Federal	$12,264	$6,194	$174
State	4,397	3,141	2,706
Foreign	135	49	31

	16,796	9,384	2,911

Deferred Provision (Benefit):
Federal	(1,804)	1,284	6,527
State	(1,158)	(272)	(609)

	(2,962)	1,012	5,918

Total income tax provision	$13,834	$10,396	$8,829

The components of the Company’s deferred income taxes as of December 31, 2011 and 2010, are as follows:

	2011	2010
Deferred tax assets:
Federal net operating loss carryforward	$1,978	$2,181
State net operating loss carryforward	132	211
Research and development tax credits	1,611	1,296
Allowances for accounts receivable	1,610	894
Deferred rent obligation	1,749	2,046
Stock compensation	10,184	5,908
Other accrued liabilities	908	1,184
Deferred revenue	13,672	10,380
Other	1,453	766

Total gross deferred tax assets	33,297	24,866
Valuation allowance	(132)	(211)

Total deferred tax assets	33,165	24,655

Deferred tax liabilities:
Intangible assets	(4,760)	(4,849)
Capitalized software development	(2,807)	(1,445)
Property and equipment	(8,117)	(3,510)
Investments	(8)	(9)
Other	304	(27)

Total deferred tax liabilities	(15,388)	(9,839)

Net deferred tax assets	$17,777	$14,815

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

The Company classifies its deferred tax assets and liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to net operating loss (“NOLs”) carryforwards, is classified according to the expected reversal date. The Company recorded a valuation allowance against certain state net operating losses related to Anodyne. The Company evaluated the ability to utilize the losses and determined they could not meet the more likely than not standard of utilizing the losses.

As of December 31, 2011, the Company had federal and state NOLs of approximately $22.7 million (which includes $17.0 million of NOLs from stock-based compensation) and $6.3 million (which includes $1.0 million of NOLs from stock-based compensation), respectively, to offset future federal and state taxable income. The state NOLs begin to expire 2012 and the federal NOLs expire at various times from 2022 through 2028. As of December 31, 2010, the Company had federal and state NOLs of approximately $37.9 million (which includes $31.5 million of NOLs from stock-based compensation) and $5.4 million (which includes $1.8 million of NOLs from stock-based compensation), respectively, to offset future federal and state taxable income.

The Company has generated NOLs from stock-based compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than as a reduction of income tax provision. During the years ended December 31, 2011, 2010 and 2009, the Company realized excess tax benefits from federal and state tax deductions of $14.2 million, $9.2 million and $2.5 million, respectively, which was credited to additional paid-in capital. As of December 31, 2011, the amount of unrecognized federal and state excess tax benefits is $6.0 million and $0.1 million, respectively, which will be credited to additional paid-in capital when realized.

During the year ended December 31, 2011, the Company utilized tax federal NOLs to reduce the current tax provision by $0.3 million. During the year ended December 31, 2010, the Company utilized tax federal NOLs carryforwards to reduce the current tax provision by $4.6 million. During the year ended December 31, 2009, the Company utilized tax federal NOLs carryforwards to reduce the current tax provision by $8.0 million.

The Company’s federal research and development tax credit carryforward is available to offset future federal and state taxes and expire at various times through 2031.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31:

	2011	2010	2009
Income tax computed at federal statutory tax rate	35%	34%	34%
State taxes net of federal benefit	6%	6%	8%
Research and development credits	(1%)	(1%)	(1%)
Permanent differences	2%	5%	8%
Valuation allowance	0%	1%	0%

Total	42%	45%	49%

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	2011	2010	2009
Beginning uncertain tax benefits	$1,610	$986	$301
Prior year — decreases	(23)	—	—
Prior year — increases	22	93	18
Current year — increases	76	531	667

Ending uncertain tax benefits	$1,685	$1,610	$986

Included in the balance of unrecognized tax benefits at December 31, 2011, are $1.2 million of tax benefits that, if recognized, would affect the effective tax rate. Included in the 2009 year increases was $1.3 million of unrecognized tax benefits which the Company acquired through its acquisition of Anodyne, Inc. The Company does not expect unrecognized tax benefits will significantly change within 12 months of the reporting date.

The Company is subject to taxation in the United States, various states and India. As of December 31, 2011, tax years 1997 through 2010 — except for 2006 through 2008 for federal purposes — remain open to examination by major taxing jurisdictions to which the Company is subject, which years primarily resulted in carryforward attributes that may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.

13.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement savings plan (the “401(k) Plan”), under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and non-forfeitable. The Company may make a discretionary contribution in any year, subject to authorization by the Company’s Board of Directors. During the years ended December 31, 2011, 2010, and 2009, the Company’s contributions to the Plan were $1.7 million, $1.2 million, and $0.9 million, respectively.

14.	COMMITMENTS AND CONTINGENCIES

The Company is engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment discrimination claims and challenges to the Company’s intellectual property. The Company believes that it has adequate legal defenses and believes that it is remote that the ultimate dispositions of these actions will have a material effect on the Company’s financial position, results of operations, or cash flows. There are no accruals for such claims recorded at December 31, 2011.

The Company’s services are subject to sales and use taxes in certain jurisdictions. The Company’s contractual agreements with its customers provide that payment of any sales or use tax assessments are the responsibility of the customer. Accordingly, the Company believes that sales and use tax assessments, if applicable, will not have a material effect on the Company’s financial position, results of operations, or cash flows.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

Prompt Medical Systems, L.P.

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

On February 23, 2011, the plaintiff filed its amended complaint in response to the Court’s February 11, 2011, order. The Company filed its answer to the amended complaint on March 9, 2011, denying all allegations of patent infringement, asserting a number of defenses and counterclaiming for a declaration of non-infringement, invalidity, and unenforceability. The Company also filed a joint motion with other defendants seeking sanctions for the plaintiff’s spoliation of evidence, which is now fully briefed.

On November 24, 2010, several defendants filed (i) a motion for summary judgment of invalidity against the patent-in-suit on the basis that it claims only non-patentable subject matter and (ii) a motion to stay all proceedings pending the resolution of the motion for summary judgment. The Company filed a motion to join in the motion to stay the proceedings. On September 30, 2011, the Court denied defendant’s motion to stay all proceedings pending the resolution of the motion for summary judgment.

A claim construction hearing was held on November 10, 2011. The Court also heard arguments on defendants’ motion for summary judgment of invalidity after the claim construction hearing. The Court issued its claim construction order on December 15, 2011. The case is currently in the discovery phase, which was set to close on February 10, 2012. Trial was scheduled for June 11, 2012. On December 28, 2011, the Court granted a joint motion between plaintiff, the Company, and other defendants, to stay the case pending settlement, instructing the parties to file a stipulation of dismissal after execution of the settlement agreement. Settlement discussions are ongoing.

The Company is being indemnified in this lawsuit from and against any liability, pursuant to a license agreement with one of its vendors. That vendor is also providing the Company’s defense. The Company believes that it has meritorious defenses to the lawsuit and continues to contest it vigorously.

PPS Data, LLC

On July 28, 2011, a complaint was filed by PPS Data, LLC naming the Company in a patent infringement case (PPS Data, LLC v. athenahealth, Inc., Civil Action No. 3:11-cv-00746, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” (the “271 Patent”). The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On September 8, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On October 18, 2011, the plaintiff filed a motion for leave to amend its complaint to allege that the Company has infringed on U.S. Patent No. 6,341,265 with a listed issue date of January 22, 2002, entitled “Provider claim editing and settlement system,” and U.S. Patent No. 7,194,416 with a listed issue date of March 20, 2007, entitled “Interactive creation and adjudication of health care insurance claims.” The Court granted the plaintiff’s motion for leave to amend its complaint on December 21, 2011, and on December 23, 2011, the plaintiff filed its amended complaint. On athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

December 27, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment of non-infringement with respect to the ‘271 Patent. On December 29, 2011, the United States Patent and Trademark Office granted the Company’s request for reexamination of the ‘271 Patent. On January 9, 2012, the Company filed a motion to stay the case pending completion of the patent reexamination. The Court has not yet ruled on this motion. The Company believes that it has meritorious defenses to the amended complaint and will continue to contest the claims vigorously.

Medsquire, LLC

On December 7, 2011, a complaint was filed by Medsquire, LLC against the Company in a patent infringement case (Medsquire, LLC v. athenahealth, Inc., Civil Action No. 2:11-CV-10126-JHN-PLA, United States District Court for the Central District of California). The complaint alleges that the Company has infringed U.S. Patent No. 5,682,526 with a listed issue date of October 28, 1997, entitled “Method and System for Flexibly Organizing, Recording, and Displaying Medical Patient Care Information Using Fields in a Flowsheet.” The complaint seeks damages, pre-judgment interest, and attorneys’ fees. The Company believes that it has meritorious defenses to the complaint and will contest the claims vigorously.

AdvancedMD Software, Inc.

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

Cordjia, LLC

On July 18, 2011, a complaint was filed in the Superior Court for Waldo County, Maine, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint alleges that the Company entered into a partnership with the plaintiff to purchase property in Maine, that the parties entered into a mutual non-disclosure agreement governing the sharing of confidential information between them, and that the Company subsequently terminated the partnership and purchased the property itself, using the confidential information obtained from the plaintiff to do so. The complaint purports to state claims for common-law fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, quantum meruit, promissory estoppel, breach of contract, and violation of the Maine Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, and injunctive relief enjoining the Company from making further use of the plaintiff’s confidential information and requiring the Company to return all confidential information in its possession to the plaintiff. On August 8, 2011, the Company filed a motion to dismiss for improper venue. On November 17, 2011, the Court granted the Company’s motion to dismiss for improper venue as to the claims for unjust enrichment, quantum meruit, breach of contract, and violation of the Maine Uniform Trade Secret Act, and denied the Company’s motion as to the other claims. On December 19, 2011, the Company filed motions to dismiss the remaining claims.

On December 8, 2011, a complaint was filed in the Superior Court for New Castle County, Delaware against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint pertains to the same facts as stated above and alleges claims for breach of contract, unjust enrichment, quantum meruit, and violation of the Delaware Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, an injunction enjoining the Company from making any further use of the confidential information, and an order requiring the Company to return any copies of confidential information. On February 2, 2012, the Company filed a motion to dismiss the complaint.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

The Company believes that it has meritorious defenses to the complaints and intends to contest the claims vigorously.

Kickapoo Run, LLC

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

In addition, from time to time the Company may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company does not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information follows for the year ended December 31, 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue:
Business services	$67,486	$75,349	$80,640	$89,293	$312,768
Implementation and other	2,444	2,536	3,100	3,219	11,299

Total revenue	69,930	77,885	83,740	92,512	324,067

Expenses:
Direct operating costs	27,270	29,020	31,695	34,810	122,795
Selling and marketing	16,941	18,815	20,784	23,235	79,775
Research and development	5,079	5,166	6,141	6,957	23,343
General and administrative	11,719	11,718	11,869	13,405	48,711
Depreciation and amortization	3,398	3,737	4,749	4,826	16,710

Total expenses	64,407	68,456	75,238	83,233	291,334

Operating income	5,523	9,429	8,502	9,279	32,733

Other income (expense):
Interest income	107	109	84	96	396
Interest expense	(177)	(54)	(6)	(77)	(314)
(Loss) gain on interest rate derivative contract	65	(138)	—	—	(73)
Other income	38	6	64	30	138

Total other (expense) income	33	(77)	142	49	147

Income before income tax provision	5,556	9,352	8,644	9,328	32,880
Income tax provision	(2,305)	(4,166)	(3,364)	(3,999)	(13,834)

Net income	3,251	5,186	5,280	5,329	19,046

Net income per share — basic	$0.09	$0.15	$0.15	$0.15	$0.54

Net income per share — diluted	$0.09	$0.14	$0.15	$0.15	$0.53

Weighted average shares used in computing net income per share:
Basic	34,678	34,917	35,155	35,392	35,046
Diluted	35,657	35,773	36,277	36,492	36,050

athenahealth, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except per-share amounts)

Selected quarterly financial information follows for the year ended December 31, 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue:
Business services	$52,565	$56,399	$61,087	$67,094	$237,145
Implementation and other	1,912	2,153	2,056	2,272	8,393

Total revenue	54,477	58,552	63,143	69,366	245,538

Expenses:
Direct operating costs	23,519	24,101	24,543	24,419	96,582
Selling and marketing	12,060	12,693	13,233	14,689	52,675
Research and development	4,074	4,824	4,645	4,905	18,448
General and administrative	11,677	11,403	10,390	9,649	43,119
Depreciation and amortization	2,420	2,657	2,869	3,171	11,117

Total expenses	53,750	55,678	55,680	56,833	221,941

Operating income	727	2,874	7,463	12,533	23,597

Other income (expense):
Interest income	78	66	75	90	309
Interest expense	(217)	(118)	(102)	(316)	(753)
(Loss) gain on interest rate derivative contract	(60)	(304)	(111)	276	(199)
Other income	30	33	33	50	146

Total other (expense) income	(169)	(323)	(105)	100	(497)

Income before income tax provision	558	2,551	7,358	12,633	23,100
Income tax provision	(281)	(1,253)	(3,532)	(5,330)	(10,396)

Net income	277	1,298	3,826	7,303	12,704

Net income per share — basic	$0.01	$0.04	$0.11	$0.21	$0.37

Net income per share — diluted	$0.01	$0.04	$0.11	$0.21	$0.36

Weighted average shares used in computing net income per share:
Basic	34,014	34,106	34,174	34,419	34,181
Diluted	35,201	35,019	35,156	35,278	35,204