Form 10-Q
period 2012-03-31
ATHENAHEALTH INC
filed 2012-04-26
CIK 1131096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 23, 2012, there were 35,844,779 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.

FORM 10-Q

INDEX

PART I–FINANCIAL INFORMATION

Ex-31.1

Ex-31.2

Ex-32.1

Ex-101 Instance Document

Ex-101 Schema Document

Ex-101 Calculation Linkbase Document

Ex-101 Labels Linkbase Document

Ex-101 Presentation Linkbase Document

Ex-101 Definition Linkbase Document

ii

PART I–FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

athenahealth, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share amounts)

	March	December
	31, 2012	31, 2011
Assets
Current assets:
Cash and cash equivalents	$52,491	$57,781
Short-term investments	63,550	62,084
Current portion of restricted cash	4,047	—
Accounts receivable - net	53,058	49,038
Deferred tax assets	5,527	5,245
Prepaid expenses and other current assets	12,549	8,988

Total current assets	191,222	183,136

Property and equipment—net	51,482	52,275
Restricted cash, net of current portion	856	5,007
Software development costs—net	8,187	6,974
Purchased intangibles—net	19,299	20,052
Goodwill	47,307	47,307
Deferred tax assets	12,191	12,532
Investments and other assets	20,360	21,503

Total assets	$350,904	$348,786

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$4,556	$6,318
Accrued compensation	16,829	28,176
Accrued expenses	17,753	17,774
Current portion of deferred revenue	6,311	6,345
Current portion of deferred rent	987	960

Total current liabilities	46,436	59,573
Deferred rent, net of current portion	2,684	2,932
Deferred revenue, net of current portion	45,173	44,281
Other long-term liabilities	3,109	5,529

Total liabilities	97,402	112,315

Commitments and contingencies (note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 37,024 shares issued, and 35,746 shares outstanding at March 31, 2012; 36,678 shares issued and 35,400 shares outstanding at December 31, 2011.	370	367
Additional paid-in capital	261,668	247,131
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(38)	(101)
Accumulated deficit	(7,298)	(9,726)

Total stockholders’ equity	253,502	236,471

Total liabilities and stockholders’ equity	$350,904	$348,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per-share amounts)

	March 31,
	2012	2011
Revenue:
Business services	$93,549	$67,486
Implementation and other	3,017	2,444

Total revenue	96,566	69,930

Expense:
Direct operating	38,798	27,270
Selling and marketing	23,728	16,941
Research and development	7,168	5,079
General and administrative	16,199	11,719
Depreciation and amortization	5,486	3,398

Total expense	91,379	64,407

Operating income	5,187	5,523
Other income (expense)	134	33

Income before income taxes	5,321	5,556
Income tax provision	(2,893)	(2,305)

Net income	$2,428	$3,251

Net income per share—Basic	$0.07	$0.09
Net income per share—Diluted	$0.07	$0.09
Weighted average shares used in computing net income per share:
Basic	35,535	34,678
Diluted	36,996	35,657

athenahealth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2012	2011
Net income	$2,428	$3,251
Other comprehensive income
Unrealized gain (loss) on securities, net of tax	72	(10)
Foreign currency translation adjustment	(9)	32

Total other comprehensive income	63	22

Comprehensive income	$2,491	$3,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,428	$3,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,276	3,858
Amortization of premium on investments	354	381
Provision for uncollectible accounts	287	259
Excess tax benefit from stock-based awards	(2,829)	(2,175)
Deferred income tax	40	136
Increase in fair value of contingent consideration	71	114
Stock-based compensation expense	5,633	4,005
Loss on interest rate derivative contract	—	(65)
Changes in operating assets and liabilities:
Accounts receivable	(4,307)	(6,103)
Prepaid expenses and other current assets	(847)	542
Other long-term assets	94	79
Accounts payable	3,054	2,124
Accrued expenses	77	1,791
Accrued compensation	(11,347)	(6,593)
Deferred revenue	858	2,731
Deferred rent	(221)	(352)

Net cash (used in) provided by operating activities	(379)	3,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(2,839)	(1,469)
Purchases of property and equipment	(10,383)	(2,067)
Proceeds from sales and maturities of investments	25,224	54,054
Purchases of short-term and long-term investments	(25,904)	(48,766)
Decrease in restricted cash	104	2,887

Net cash (used in) provided by investing activities	(13,798)	4,639

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	7,958	2,125
Taxes paid related to net share settlement of restricted stock awards	(1,825)	—
Excess tax benefit from stock-based awards	2,829	2,175
Payment of contingent consideration accrued at acquisition date	(104)	(2,558)
Payments on long-term debt and capital lease obligations	—	(793)

Net cash provided by financing activities	8,858	949

Effects of exchange rate changes on cash and cash equivalents	29	67

Net decrease in cash and cash equivalents	(5,290)	9,638
Cash and cash equivalents at beginning of period	57,781	35,944

Cash and cash equivalents at end of period	$52,491	$45,582

Non-cash transactions
Property and equipment recorded in accounts payable and accrued expenses	$784	$179

Tax benefit recorded in prepaid expenses and other current assets	$2,774	$2,120

Additional disclosures
Cash paid for interest	$—	$177

Cash paid for taxes	$733	$241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited amounts in thousands, except per-share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the three month periods ended March 31, 2012 and 2011. The results of operations for the three month period ended March 31, 2012 is not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of, revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 16, 2012.

Comprehensive Income: In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Standards Update 2011-5, Comprehensive Income (Topic 220) as amended, requiring amendments to disclosure for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 31, 2011, requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance is effective for annual periods beginning after December 15, 2011. The Company adopted the amended guidance requiring presentation of comprehensive financial statements for the three months ended March 31, 2012. Simultaneously, the Company made the decision to change the title of their income statement from Condensed Consolidated Statement of Operations to Condensed Consolidated Statement of Income to be consistent with the new presentation. The implementation of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

Comprehensive income is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.

2. NET INCOME PER SHARE

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

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net income	$2,428	$3,251

Weighted average shares used in computing basic net income per share	35,535	34,678

Net income per share—basic	$0.07	$0.09

Net income	$2,428	$3,251

Weighted average shares used in computing basic net income per share	35,535	34,678
Effect of dilutive securities	1,461	979

Weighted average shares used in computing diluted net income per share	36,996	35,657

Net income per share—diluted	$0.07	$0.09

The computation of diluted net income per share does not include 0.4 million options and restricted stock units for the three months ended March 31, 2012, because their inclusion would have an antidilutive effect on net income per share. The computation of diluted net income per share does not include 0.9 million options and restricted stock units for the three months ended March 31, 2011, because their inclusion would have an antidilutive effect on net income per share.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. Investments include $16.0 million of long-term U.S. government backed securities and $1.6 million of long-term corporate bonds for a total of $17.6 million in long-term investments that have been classified in investments and other assets on the Condensed Consolidated Balance Sheet at March 31, 2012. Investments include $18.6 million of long-term U.S. government backed securities that have been classified in investments and other assets on the Condensed Consolidated Balance Sheet at December 31, 2011.

	Fair Value Measurements At March 31, 2012, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$31,130	$—	$—	$31,130
Commercial paper	—	4,900	$—	4,900
Available-for-sale investments:
Commercial paper	—	15,743	—	15,743
Corporate bonds	—	43,485	—	43,485
Certificate of Deposit	—	4,010	—	4,010
U.S. government backed securities	—	17,882	—	17,882

Total assets	$31,130	$86,020	$—	$117,150

Accrued contingent consideration	$—	$—	$(8,143)	$(8,143)

Total liabilities	$—	$—	$(8,143)	$(8,143)

	Fair Value Measurements as of December 31, 2011, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$33,444	$—	$—	$33,444
Corporate bonds		7,250		7,250
Available-for-sale investments:				—
Commercial paper	—	6,499	—	6,499
Corporate bonds	—	40,833	—	40,833
U.S. government backed securities	—	33,370	—	33,370

Total assets	$33,444	$87,952	$—	$121,396

Accrued contingent consideration	$—	$—	$(8,176)	$(8,176)

Total liabilities	$—	$—	$(8,176)	$(8,176)

Money markets, certificates of deposit, U.S. government backed securities, corporate bonds and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period however there have been no such transfers during any periods presented.

Contingent consideration is recorded at fair value as an element of consideration paid with subsequent adjustments recognized in the Condensed Consolidated Statement of Income. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of March 31, 2012, and December 31, 2011, the Company has accrued a liability of $8.1 million and $8.2 million, respectively for the estimated fair value of contingent considerations estimated to be payable upon the acquired companies reaching specific performance metrics over a specified period of operations after acquisition. The elements that make up the contingent consideration are as follows:

Anodyne

The first potential contingent consideration related to our acquisition of Anodyne Health Partners, Inc. (“Anodyne”) in 2009 ranges from zero to $4.8 million and is payable in one installment based upon operational performance for the year ended December 31, 2010. Based on the actual operational performance for the year ended December 31, 2010, the Company had accrued $2.4 million relating to the first potential contingent consideration which was paid in March of 2011.

The second potential contingent consideration related to our acquisition of Anodyne in 2009 ranges from zero to $2.9 million and is payable in quarterly installments based upon the cross selling of the Company’s services for the years ended December 31, 2010 and 2011, and the six-month period ending June 30, 2012. Any amounts not earned in the first potential contingent consideration can be earned under the second potential contingent consideration in excess of the initial $2.9 million bringing the total potential contingent consideration to $5.3 million. On December 31, 2011, the Company valued the second contingent consideration at $1.4 million based on key assumptions including a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. The significant judgment related to the estimated earn-out payments by scenario was primarily based on the Company’s i) past experience of our cross selling, ii) past experience of the timeline for converting pipeline opportunities into customers and iii)

the remaining time period of this contingent consideration. At December 31, 2011, a large cross sell customer opportunity was included in the upside scenario which had a 25% probability. On March 31, 2012, the Company valued the second contingent consideration at $3.4 million based on key assumptions including a 20% for the base case scenario, 70% for the upside scenario and 10% for the downside scenario. At March 31, 2012, this large cross sell opportunity was in final contract negotiations with the Company and therefore a higher probability was assigned to the upside scenario. The change in fair value of $2.2 million is an increase in the general and administrative line item in the Condensed Consolidated Statement of Income for the three months ended March 31, 2012. The Company paid $0.1 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively, under the terms of the second potential contingent consideration and has paid $1.3 million over the term of the contingent consideration to date.

Proxsys

The first potential contingent consideration related to our acquisition of Proxsys LLC (“Proxsys”) in 2011 ranges from zero to $3.0 million and is payable in one installment in the first quarter of 2013 based upon revenue and new sales performance for the fiscal year ending December 31, 2012. In order to qualify for the earnout payment, the acquired subsidiary must achieve a minimum revenue threshold which was derived from both recurring revenue and revenue generated from new customers brought onto the service after the acquisition. Once that minimum revenue threshold is met, the amount of the payment is then determined by new sales of the Company’s athenaCoordinator service offering since date of acquisition. On December 31, 2011, the Company valued the first potential contingent consideration at $2.4 million, the key assumptions relating to this potential contingent consideration included the athenaCoordinator revenue budget for the 2012 fiscal year, which included recurring revenue and estimates related to the new revenue generated from new customers based upon the existing sales pipeline and historical implementation timeline and a probability adjusted level of 60% for the base case and 25% and 15% for the upside and downside scenarios, respectively. The athenaCoordinator revenue budget for the 2012 fiscal year exceeded the minimum revenue threshold. The downside scenarios included a worse case scenario where the acquired subsidiary did not achieve the minimum revenue target. Certain contracts that were in an advanced negotiation stage at December 31, 2011 and estimated to close in the first quarter of 2012, did not close during the three months ended March 31, 2012; therefore as of March 31, 2012, the Company determined that it is more likely than not that athenaCoordinator will miss the minimum revenue threshold by 5-10%. On March 31, 2012, the Company has determined that based on the reforecasted amounts and the pass fail structure of this contingent payment, the probability percentages have been adjusted to 90% for the worse case scenario and 10% for the upside scenario. On March 31, 2012 the Company valued the first potential contingent consideration at $0.3 million and therefore a change in fair value of $2.1 million is a decrease in the general and administrative expense line item in the Condensed Consolidated Statement of Income for the three months ended March 31, 2012.

The second potential contingent consideration related to our acquisition of Proxsys in 2011 ranges from zero to $5.0 million and is payable in quarterly installments based upon the cross selling of the Company’s services into the new and acquired company’s customer base from acquisition to the second year anniversary of the acquisition in the third quarter of 2013. On March 31, 2012 and December 31, 2011, the key assumptions relating to this potential contingent consideration included a probability adjusted level of 65% for the base case and 25% and 10% for the upside and downside scenarios, respectively. The Company valued the contingent consideration at March 31, 2012 at $4.4 million.

The reconciliations for the fair values of financial instruments determined by Level 3 for the years presented, are as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance beginning of period	$8,176	$4,655
Payments	(104)	(2,558)
Change in fair value (included in G&A expenses)	71	114

Balance end of period	$8,143	$2,211

4. INVESTMENTS

The summary of available-for-sale securities at March 31, 2012, is as follows:

		Gross Unrealized
	Amortized Cost	Gain (Loss)	Fair Value
Commercial paper	$20,623	$20	$20,643
Corporate bonds	43,456	28	43,484
Certificate of Deposit	4,000	10	4,010
U.S. government backed securities	17,873	9	17,882

Total	$85,952	$67	$86,019

The summary of available-for-sale securities at December 31, 2011, is as follows:

		Gross Unrealized
	Amortized Cost	Gains	Fair Value
Commercial paper	$13,739	$10	$13,749
Corporate bonds	40,863	(30)	40,833
U.S. government backed securities	33,374	(4)	33,370

Total	$87,976	$(24)	$87,952

5. COMMITMENTS AND CONTINGENCIES

Prompt Medical Systems, L.P.

On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al., Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 5,483,443 with a listed issue date of January 9, 1996, entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. In March 2012, the plaintiff, the Company, and two other defendants entered into a confidential settlement agreement which provided for, among other things, a complete and final settlement of all claims between the parties for certain releases, covenants not to sue, and a license with respect to the claims of the patent to sell and provide the Company’s services. The Company was indemnified in this lawsuit from and against any liability, pursuant to a license agreement with one of its vendors. On March 27, 2012, the Court dismissed all claims and counterclaims between the Company and the other parties to the settlement agreement.

PPS Data, LLC

On July 28, 2011, a complaint was filed by PPS Data, LLC naming the Company in a patent infringement case (PPS Data, LLC v. athenahealth, Inc., Civil Action No. 3:11-cv-00746, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” (the “‘271 Patent”). The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On September 8, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On October 18, 2011, the plaintiff filed a motion for leave to amend its complaint to allege that the Company has infringed on U.S. Patent No. 6,341,265 with a listed issue date of January 22, 2002, entitled “Provider claim editing and settlement system,” and U.S. Patent No. 7,194,416 with a listed issue date of March 20, 2007, entitled “Interactive creation and adjudication of health care insurance claims.” The Court granted the plaintiff’s motion for leave to amend its complaint on December 21, 2011, and on December 23, 2011, the plaintiff filed its amended complaint. On December 27, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment of non-infringement with respect to the ‘271 Patent. On December 29, 2011, the United States Patent and Trademark Office granted the Company’s request for reexamination of the ‘271 Patent. On January 9, 2012, the Company filed a motion to stay the case pending completion of the patent reexamination, and on March 1, 2012, the Court granted the Company’s motion to stay the case. The Company believes that it has meritorious defenses to the amended complaint and will continue to contest the claims vigorously.

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

Cordjia, LLC

On July 18, 2011, a complaint was filed in the Superior Court for Waldo County, Maine, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint alleges that the Company entered into a partnership with the plaintiff to purchase property in Maine, that the parties entered into a mutual non-disclosure agreement governing the sharing of confidential information between them, and that the Company subsequently terminated the partnership and purchased the property itself, using the confidential information obtained from the plaintiff to do so. The complaint purports to state claims for common-law fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, quantum meruit, promissory estoppel, breach of contract, and violation of the Maine Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, and injunctive relief enjoining the Company from making further use of the plaintiff’s confidential information and requiring the Company to return all confidential information in its possession to the plaintiff. On August 8, 2011, the Company filed a motion to dismiss for improper venue. On November 17, 2011, the Court granted the Company’s motion to dismiss for improper venue as to the claims for unjust enrichment, quantum meruit, breach of contract, and violation of the Maine Uniform Trade Secret Act, and denied the Company’s motion as to the other claims. On December 7, 2011, the plaintiff filed an amended complaint, and on December 19, 2011, the Company filed a motion to dismiss the remaining claims, or in the alternative, to stay the proceeding. On March 22, 2012, the Court granted the Company’s motion to stay the Maine proceedings pending the Delaware case noted below.

On December 7, 2011, a complaint was filed in the Superior Court for New Castle County, Delaware, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint pertains to the same facts as stated above and alleges claims for breach of contract, unjust enrichment, quantum meruit, and violation of the Delaware Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, an injunction enjoining the Company from making any further use of the confidential information, and an order requiring the Company to return any copies of confidential information. On February 2, 2012, the Company filed a motion to dismiss the complaint. On March 30, 2012, the Court held oral argument on the Company’s motion to dismiss.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, under the heading Part I, Item 1A “Risk Factors” and any set forth below under Part II, Item 1A, “Risk Factors.”

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

The services provided through our single-instance cloud are currently packaged as four integrated components:athenaCollector for revenue cycle management, athenaClinicals for electronic health record management, athenaCommunicator for patient communication management, and athenaCoordinator for referral cycle management. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine. Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Our business intelligence application, Anodyne Analytics, also supports our clients in their pursuit of financial health by equipping users with data visualization tools and insight into their practice’s performance.

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

For the three months ended March 31, 2012, we generated revenue of $96.6 million from the sale of our services compared to $69.9 million for the three months ended March 31, 2011. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Despite increased spending in these areas, higher revenue and lower operating expenses as a percentage of revenue typically lead to greater operating income.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock options; (5) allocation of direct and indirect cost of sales; (6) fair value of contingent consideration and acquired intangible assets; and (7) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, and business combinations related to purchased intangibles and contingent consideration. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 16, 2012.

Financial Operations Overview

Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle management, electronic health record management, patient communication management, care coordination and analytics offerings and from implementation and other services. Implementation and other revenue consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% of our total revenues for the three months ended March 31, 2012 and 2011. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three months ended March 31, 2012 and 2011.

Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, athenaCoordinator and Anodyne Analytics. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected in the long-term to decline as a percentage of revenue as we increase automation. Additionally, in the near term, we expect that the percentage of direct operating expenses as a percentage of revenue will slightly increase until we fully integrate our newly acquired business and automate our new care coordinator offering. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets.

Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses).

Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase in at the same rate as revenue growth.

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

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development and acquisition costs, which we amortize over a two to three-year period from the time of release of related software code. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. In the near term we expect depreciation and amortization expense to increase as a percentage of total revenue.

Other Income (Expense). Interest income represents earnings from our cash, cash equivalents, and investments. We expect that our interest expense will be insignificant until such time we determine it is appropriate to draw down on our new financing arrangements.

Income Tax Provision. Income tax provision consists of federal and state income taxes in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to any changes in the fair value of contingent considerations related to non-tax deductible goodwill, the treatment of Incentive Stock Options (“ISOs”) and the impact of certain tax deduction limits related to certain of our highly compensated officers. The changes in fair value of contingent consideration related to non-tax deductible goodwill and the treatment of disqualifying dispositions related to ISOs are also treated as discrete items which means they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. Also, we substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these options since we cannot anticipate when disqualifying dispositions related to these options will occur.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Business services	$93,549	$67,486	$26,063	39%
Implementation and other	3,017	2,444	573	23%

Total	$96,566	$69,930	$26,636	38%

Revenue. Total revenue for the three months ended March 31, 2012, was $96.6 million, an increase of $26.6 million, or 38%, over revenue of $69.9 million for the three months ended March 31, 2011. This increase was due almost entirely to an increase in business services revenue.

Business Services Revenue. Revenue from business services for the three months ended March 31, 2012, was $93.5 million, an increase of 39%, over revenue of $67.5 million for the three months ended March 31, 2011. This increase was primarily due to the growth in the number of physicians and medical providers using our services. The summary of changes in the physicians and active medical providers using our revenue cycle management service, athenaCollector, electronic health record management service, athenaClinicals, and patient communication management service, athenaCommunicator are as follows:

	As of March 31,
	2012	2011	Change
	Amount	Amount	Amount	Percent
Physicians—revenue cycle management service	24,101	19,778	4,323	22%
Active medical providers—revenue cycle management service	33,923	27,944	5,979	21%

Physicians—electronic health record management service	5,331	2,910	2,421	83%
Active medical providers—electronic health record management service	7,402	4,161	3,241	78%

Physicians—patient communication management service	4,820	934	3,886	416%
Active medical providers—patient communication management service	6,800	1,564	5,236	335%

Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed for the three months ended March 31, 2012 was $2.1 billion, an increase of $0.5 billion, over posted collections of $1.6 billion for the three months ended March 31, 2011.

Implementation and Other Revenue. Revenue from implementations and other sources was $3.0 million for the three months ended March 31, 2012, an increase of $0.6 million, or 23%, over revenue of $2.4 million for the three months ended March 31, 2011. This increase was driven by new client implementations and increased professional services for our larger client base. The increase in implementation and other revenue is the result of the increase in the volume of our new business.

	Three Months Ended March 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Direct operating costs	$38,798	$27,270	$11,528	42%

Direct Operating Costs. Direct operating expense for the three months ended March 31, 2012, was $38.8 million, an increase of 42%, over costs of $27.3 million for the three months ended March 31, 2011. This increase was primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients for the three months ended March 31, 2012 was 17.8 million, an increase of 4.2 million, or 31%, over total claims submitted of 13.7 million for the three months ended March 31, 2011. Direct operating employee-related costs, including stock-based compensation, increased $7.4 million from the three months ended March 31, 2011, to the three months ended March 31, 2012. This increase is primarily due to the 19% increase in headcount since March 31, 2011, which does not include the approximately 200 employees from our acquisition of Proxsys at the end of August 2011. Not including our acquisition of Proxsys, we increased headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups.

	Three Months Ended March 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Selling and marketing	$23,728	$16,941	$6,787	40%
Research and development	7,168	5,079	2,089	41%
General and administrative	16,199	11,719	4,480	38%
Depreciation and amortization	5,486	3,398	2,088	61%

Total	$52,581	$37,137	$15,444	42%

Selling and Marketing Expense. Selling and marketing expense for the three months ended March 31, 2012, was $23.7 million, an increase of $6.8 million, or 40%, over costs of $16.9 million for the three months ended March 31, 2011. This increase was primarily due to an increase in employee-related costs, including stock-based compensation expense, internal sales commissions and external partner channel commission of $3.6 million due to an increase in headcount and external channel partners. Our sales and marketing headcount increased by 36% since March 31, 2011, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $3.1 million increase in travel-related expenses, consulting, online marketing, offline marketing and other marketing events.

Research and Development Expense. Research and development expense for the three months ended March 31, 2012, was $7.2 million, an increase of $2.1 million or 41% over research and development expense of $5.1 million for the three months ended March 31, 2011. This increase was due to higher employee-related costs, including stock-based compensation expense, of $1.9 million as a result of the increased headcount. Our research and development headcount increased 35% since March 31, 2011, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2012, was $16.2 million, an increase of $4.5 million or 38%, over general and administrative expenses of $11.7 million for the three months ended March 31, 2011. General and administrative expense for the three months ended March 31, 2012, included an increase of $2.0 million due to higher employee-related costs, including stock-based compensation expense, as a result of the increased headcount. Our general and administrative headcount increased by 22% since March 31, 2011, as we added personnel to support our growth. The increase was also partially due to $0.5 million in legal, audit, tax, consulting and insurance expenses and $1.9 million in travel and expenses, recruiting, corporate events and infrastructure. During the three months ended March 31, 2012, we recognized an increase in general and administrative expense of $2.2 million related to the change in fair value of the Anodyne contingent consideration based on an increase in probability that we will complete a successful cross-sell opportunity with a large prospect prior to the expiration of the contingent consideration on June 30, 2012. Unrelated, we recognized a decrease in general and administrative expense of $2.1 million related to the first Proxsys contingent consideration based on an increase in probability that we will miss a minimum Coordinator service revenue threshold required for any payment to be made by 5-10%.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2012, was $5.5 million, an increase of $2.1 million or 61%, over depreciation and amortization expense of $3.4 million for the three months ended March 31, 2011. This was primarily due to higher depreciation from fixed asset expenditures and software development costs in 2011.

Income Tax Provision. We recorded a provision for income taxes for the three months ended March 31, 2012, of approximately $2.9 million, or an effective tax rate of 54%, compared to $2.3 million, or an effective tax rate of 42%, for the three months ended March 31, 2011. The increase in our effective tax rate for the three months ended March 31, 2012 compared to the effective tax rate for the three months ended March 31, 2011 is primarily due to the impact from discrete items and other estimated higher permanent differences for the year ending December 31, 2012. The primary discrete item related to the tax impact of the change in fair value related to the Anodyne contingent consideration which is considered non-tax deductible goodwill and increased the rate for the three months period ended March 31, 2012 by 17%. This was offset by the net disqualification of ISO exercises of approximately 7%. The remaining increase was attributed to the effect of a permanent differences related to excess compensation.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2012 our principal sources of liquidity consisted of cash, cash equivalents and available-for-sale investments of $133.6 million. Our cash investments consist of corporate debt securities, U.S. Treasury and government agency securities, and commercial paper. As specified in our investment policy, we place our investments in instruments that meet high credit quality standards, the policy limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns. As of March 31, 2012, we have no outstanding indebtedness. On October 20, 2011, we entered into a credit agreement which provides for a five-year $100 million revolving credit facility. The credit facility can be increased by up to an additional $100 million on the satisfaction of certain conditions, including obtaining lender commitments. There was no balance outstanding on the revolving credit facility during the three months ended March 31, 2012. The credit facility contains certain covenants, including consolidated leverage ratio and minimum fixed charges coverage ratios. The interest rates applicable to revolving loans under the credit agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. We will pay a commitment fee during the term of the credit agreement which varies between 0.20% and 0.30% depending on the consolidated leverage ratio.

We believe our sources of liquidity will be sufficient to sustain operations, to finance our strategic initiatives, to make payments on our contractual obligations, as well as our purchases of property and equipment for the foreseeable future. Our analysis is supported by the growth in our new customer base and a high rate of renewal rates with our existing customers and the corresponding increase in billings and collections. We may pursue acquisitions or investments in complementary businesses or technologies, in which case we may need to borrow against our revolving credit facility. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facility or obtain additional financing.

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

Operating Cash Flow Activities

	For the Three Months Ended March 31,
	2012	2011
Net Income	$2,428	$3,251
Non-cash adjustments	9,832	6,513
Cash used in changes in operating assets and liabilities	(12,639)	(5,781)

Net cash (used in) provided by operating activities	$(379)	$3,983

Cash flow from operations decreased approximately $4.4 million to a net cash used in operating activities of $0.4 million for the three months ended March 31, 2012, as compared to net cash provided by operating activities of $4.0 million for the three months ended March 31, 2011. The change is mainly attributable to an increase in cash used in changes in operating assets and liabilities of $6.9 million, offset by an increase in net income adjusted for non-cash adjustments of $2.5 million. The increase in cash used in changes in operating assets and liabilities, was primarily a result of the payment of higher annual bonuses due to higher employee headcount and higher performance against the corporate scorecard. This amount is off-set by certain non-cash adjustment including an increase in stock-based compensation of $1.6 million due to the timing of the issuance of our annual stock-based grants and an increase in depreciation and amortization expense of $2.4 million. Additional non-cash adjustments include an increase in the reclassification of the excess tax benefit to financing activities of $0.7 million and a decrease in net income of $0.7 million which are both impacted by a higher effective tax rate due to a large discrete item in the three months ended March 31, 2012 compared to the same period in 2011.

Investing Cash Flow Activities

The cash used by investing activities increased by $18.4 million to $13.8 million from cash used by investing activities for the three months ended March 31, 2012, as compared to cash provided by investing activities of $4.6 million for the three months ended March 31, 2011. Cash flows used in investing activities consist primarily of purchases of property and equipment, capitalized software development costs and our investment activities. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. We had $8.0 million in new equipment that was received in December 2011 which we paid for in the three months ended March 31, 2012. Our investment in software development consist of company managed-design, development, and testing of new application functionality with our less mature service offerings, which primarily include our athenaClinicals, athenaCommunicator and athenaCoordinator service offerings. Our capitalized software development increased by $1.4 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2012 primarily related to the new automation activities related to the new athenaCoordinator service offerings. The change of $2.8 million in the decrease of restricted cash is due to the timing of the payments made for contingent consideration relating to an acquisition completed in 2009 and the net change in proceeds and purchases of our available for sale investments is based upon the changes in maturity of our investments in securities.

Financing Cash Flow Activities

The cash provided by financing activities was $8.9 million for the three months ended March 31, 2012, compared to cash provided by financing activities $0.9 million for the three months ended March 31, 2011. The change is primarily attributable to $5.8 million increase in cash received from the exercise of stock options during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was offset by an increase of $1.8 million related to the cash paid to settle tax obligations through the net settlement option that our employees can elect when restricted stock units vest in the three months period ended March 31, 2012. In the three months ended March 31, 2011, we had payments on debt and a large payment of contingent consideration which was accrued at acquisition date relating to the Anodyne acquisition. We elected to repay all of our outstanding debt balances under our equipment line of credit and term loan, as well as terminate our related interest rate derivative in May 2011.

Contractual Obligations

We have contractual obligations under our operating leases for properties. The following table summarizes our long-term contractual obligations and commitments as of March 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 -5 Years	After 5 years	Other
Operating lease obligations	$31,858	$6,716	$14,057	$5,504	$5,581	$—
Other	1,685	—	—	—	—	1,685

Total	$33,543	$6,716	$14,057	$5,504	$5,581	$1,685

The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, headquarters; our Rome, Georgia, offices; our Alpharetta, Georgia, offices; Birmingham, Alabama, offices; and our Chennai, India, offices.

Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of March 31, 2012, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.

Off-Balance Sheet Arrangements

As of March 31, 2012 and 2011, and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three months ended March 31, 2012, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and available for sale investments totaling $133.6 million at March 31, 2012. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term and long-term, interest-bearing, investment-grade securities. Due to the short and expected term of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.

Interest Rate Risk. As of March 31, 2012, we had no outstanding long-term debt and capital lease obligations and there were no amounts outstanding under the revolving credit facility.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2012 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

Prompt Medical Systems, L.P.

On March 2, 2010, a complaint was filed by Prompt Medical Systems, L.P. naming the Company and several other defendants in a patent infringement case (Prompt Medical Systems, L.P. v. AllscriptsMisys Healthcare Solutions, Inc. et al., Civil Action No. 6:2010cv00071, United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 5,483,443 with a listed issue date of January 9, 1996, entitled “Method for Computing Current Procedural Terminology Codes from Physician Generated Documentation.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. In March 2012, the plaintiff, the Company, and two other defendants entered into a confidential settlement agreement which provided for, among other things, a complete and final settlement of all claims between the parties for certain releases, covenants not to sue, and a license with respect to the claims of the patent to sell and provide the Company’s services. The Company was indemnified in this lawsuit from and against any liability, pursuant to a license agreement with one of its vendors. On March 27, 2012, the Court dismissed all claims and counterclaims between the Company and the other parties to the settlement agreement.

PPS Data, LLC

On July 28, 2011, a complaint was filed by PPS Data, LLC naming the Company in a patent infringement case (PPS Data, LLC v. athenahealth, Inc., Civil Action No. 3:11-cv-00746, United States District Court for the Middle District of Florida). The complaint alleges that the Company has infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” (the “‘271 Patent”). The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On September 8, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On October 18, 2011, the plaintiff filed a motion for leave to amend its complaint to allege that the Company has infringed on U.S. Patent No. 6,341,265 with a listed issue date of January 22, 2002, entitled “Provider claim editing and settlement system,” and U.S. Patent No. 7,194,416 with a listed issue date of March 20, 2007, entitled “Interactive creation and adjudication of health care insurance claims.” The Court granted the plaintiff’s motion for leave to amend its complaint on December 21, 2011, and on December 23, 2011, the plaintiff filed its amended complaint. On December 27, 2011, the Company filed a motion to dismiss, or, in the alternative, a motion for summary judgment of non-infringement with respect to the ‘271 Patent. On December 29, 2011, the United States Patent and Trademark Office granted the Company’s request for reexamination of the ‘271 Patent. On January 9, 2012, the Company filed a motion to stay the case pending completion of the patent reexamination, and on March 1, 2012, the Court granted the Company’s motion to stay the case. The Company believes that it has meritorious defenses to the amended complaint and will continue to contest the claims vigorously.

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

Cordjia, LLC

On July 18, 2011, a complaint was filed in the Superior Court for Waldo County, Maine, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint alleges that the Company entered into a partnership with the plaintiff to purchase property in Maine, that the parties entered into a mutual non-disclosure agreement governing the sharing of confidential information between them, and that the Company subsequently terminated the partnership and purchased the property itself, using the confidential information obtained from the plaintiff to do so. The complaint purports to state claims for common-law fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, quantum meruit, promissory estoppel, breach of contract, and violation of the Maine Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, and injunctive relief enjoining the Company from making further use of the plaintiff’s confidential information and requiring the Company to return all confidential information in its possession to the plaintiff. On August 8, 2011, the Company filed a motion to dismiss for improper venue. On November 17, 2011, the Court granted the Company’s motion to dismiss for improper venue as to the claims for unjust enrichment, quantum meruit, breach of contract, and violation of the Maine Uniform Trade Secret Act, and denied the Company’s motion as to the other claims. On December 7, 2011, the plaintiff filed an amended complaint, and on December 19, 2011, the Company filed a motion to dismiss the remaining claims, or in the alternative, to stay the proceeding. On March 22, 2012, the Court granted the Company’s motion to stay the Maine proceedings pending the Delaware case noted below.

On December 7, 2011, a complaint was filed in the Superior Court for New Castle County, Delaware, against the Company entitled Cordjia, LLC v. athenahealth, Inc. The complaint pertains to the same facts as stated above and alleges claims for breach of contract, unjust enrichment, quantum meruit, and violation of the Delaware Uniform Trade Secrets Act. The complaint seeks unspecified damages, fees and costs, an injunction enjoining the Company from making any further use of the confidential information, and an order requiring the Company to return any copies of confidential information. On February 2, 2012, the Company filed a motion to dismiss the complaint. On March 30, 2012, the Court held oral argument on the Company’s motion to dismiss.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2012, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Exhibit Index

31 .1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31 .2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32 .1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Furnished herewith
**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, or section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/s/Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/Timothy M. Adams
Timothy M. Adams,
Chief Financial Officer, Senior Vice President

Date: April 26, 2012