Form 10-Q
period 2012-06-30
ATHENAHEALTH INC
filed 2012-07-20
CIK 1131096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 16, 2012, there were 35,998,819 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.

FORM 10-Q

INDEX

		PAGE
PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2012, and December 31, 2011	1
	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011	2
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

Ex-31.1
Ex-31.2
Ex-32.1
Ex-101 Instance Document
Ex-101 Schema Document
Ex-101 Calculation Linkbase Document
Ex-101 Labels Linkbase Document
Ex-101 Presentation Linkbase Document
Ex-101 Definition Linkbase Document

ii

PART I–FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

athenahealth, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$92,330	$57,781
Short-term investments	63,029	62,084
Current portion of restricted cash	3,344	—
Accounts receivable - net	50,885	49,038
Deferred tax assets	5,971	5,245
Prepaid expenses and other current assets	13,975	8,988

Total current assets	229,534	183,136
Property and equipment - net	52,503	52,275
Restricted cash, net of current portion	856	5,007
Software development costs - net	9,372	6,974
Purchased intangibles - net	18,546	20,052
Goodwill	47,307	47,307
Deferred tax assets	12,229	12,532
Investments and other assets	4,323	21,503

Total assets	$374,670	$348,786

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$2,755	$6,318
Accrued compensation	27,493	28,176
Accrued expenses	17,200	17,774
Current portion of deferred revenue	6,301	6,345
Current portion of deferred rent	996	960

Total current liabilities	54,745	59,573
Deferred rent, net of current portion	2,458	2,932
Deferred revenue, net of current portion	45,433	44,281
Other long-term liabilities	3,109	5,529

Total liabilities	105,745	112,315
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 37,240 shares issued, and 35,962 shares outstanding at June 30, 2012; 36,678 shares issued and 35,400 shares outstanding at December 31, 2011	372	367
Additional paid-in capital	272,981	247,131
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(84)	(101)
Accumulated deficit	(3,144)	(9,726)

Total stockholders’ equity	268,925	236,471

Total liabilities and stockholders’ equity	$374,670	$348,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Business services	$100,110	$75,349	$193,659	$142,835
Implementation and other	3,405	2,536	6,422	4,980

Total revenue	103,515	77,885	200,081	147,815

Expense:
Direct operating	41,014	29,020	79,812	56,290
Selling and marketing	27,389	18,815	51,117	35,756
Research and development	8,615	5,166	15,783	10,245
General and administrative	13,961	11,718	30,160	23,437
Depreciation and amortization	5,795	3,737	11,281	7,135

Total expense	96,774	68,456	188,153	132,863

Operating income	6,741	9,429	11,928	14,952
Other income (expense)	12	(77)	146	(44)

Income before income taxes	6,753	9,352	12,074	14,908
Income tax provision	(2,599)	(4,166)	(5,492)	(6,471)

Net income	$4,154	$5,186	$6,582	$8,437

Net income per share - Basic	$0.12	$0.15	$0.18	$0.24
Net income per share - Diluted	$0.11	$0.14	$0.18	$0.24
Weighted average shares used in computing net income per share:
Basic	35,685	34,917	35,713	34,798
Diluted	36,906	35,773	36,951	35,715

athenahealth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$4,154	$5,186	$6,582	$8,437
Other comprehensive income
Unrealized (loss) gain on securities, net of tax	(34)	25	38	15
Foreign currency translation adjustment	(12)	(17)	(21)	15

Total other comprehensive income	(46)	8	17	30

Comprehensive income	$4,108	$5,194	$6,599	$8,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,582	$8,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,861	8,055
Amortization of premium on investments	681	868
Provision for uncollectible accounts	287	593
Excess tax benefit from stock-based awards	(5,680)	(6,432)
Deferred income tax	(426)	(819)
(Decrease) Increase in fair value of contingent consideration	(1,110)	224
Stock-based compensation expense	12,984	7,916
Other reconciling adjustments	(120)	73
Changes in operating assets and liabilities:
Accounts receivable	(2,134)	(7,650)
Prepaid expenses and other current assets	605	5,985
Other long-term assets	117	166
Accounts payable	1,222	781
Accrued expenses	1,742	388
Accrued compensation	(683)	—
Deferred revenue	1,108	4,887
Deferred rent	(438)	(3,303)

Net cash provided by operating activities	27,598	20,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(5,915)	(3,068)
Purchases of property and equipment	(15,657)	(6,841)
Proceeds from sales and maturities of investments	46,374	86,834
Purchases of short-term and long-term investments	(30,883)	(80,175)
Payment of acquisition	—	(6,988)
Decrease in restricted cash	807	2,887
Other investing activities	172	—

Net cash (used in) investing activities	(5,102)	(7,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	10,905	4,558
Taxes paid related to net share settlement of restricted stock awards	(3,686)	—
Excess tax benefit from stock-based awards	5,680	6,432
Payment of contingent consideration accrued at acquisition date	(807)	(2,558)
Payment to terminate interest rate derivative contract	—	(563)
Payments on long-term debt and capital lease obligations	—	(9,216)

Net cash (used in) provided by financing activities	12,092	(1,347)

Effects of exchange rate changes on cash and cash equivalents	(39)	(45)

Net increase in cash and cash equivalents	34,549	11,426
Cash and cash equivalents at beginning of period	57,781	35,944

Cash and cash equivalents at end of period	$92,330	$47,370

Non-cash transactions
Property and equipment recorded in accounts payable and accrued expenses	$450	$222

Tax benefit recorded in prepaid expenses and other current assets	$5,651	$6,344

Additional disclosures
Cash paid for interest	$51	$225

Cash paid for taxes	$3,824	$804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited amounts in thousands, except per-share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2012, and the results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month period ended June 30, 2012. The results of operations for the three and six month periods ended June 30, 2012 is not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of, revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

2. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive to earnings per share.

athenahealth, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited amounts in thousands, except per-share amounts)

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net income	$4,154	$5,186	$6,582	$8,437
Weighted average shares used in computing basic net income per share	35,685	34,917	35,713	34,798

Net income per share - basic	$0.12	$0.15	$0.18	$0.24

Net income	$4,154	$5,186	$6,582	$8,437
Weighted average shares used in computing basic net income per share	35,685	34,917	35,713	34,798
Effect of dilutive securities	1,221	856	1,238	917

Weighted average shares used in computing diluted net income per share	36,906	35,773	36,951	35,715

Net income per share - diluted	$0.11	$0.14	$0.18	$0.24

The computation of diluted net income per share does not include 0.4 million and 0.4 million of options and restricted stock units for the three and six months ended June 30, 2012, respectively, because their inclusion would have an antidilutive effect on net income per share. The computation of diluted net income per share does not include 1.4 million and 1.2 million of options and restricted stock units for the three and six months ended June 30, 2011, because their inclusion would have an antidilutive effect on net income per share.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. Investments include $1.6 million of long-term corporate bonds in long-term investments that have been classified in investments and other assets on the condensed consolidated balance sheet at June 30, 2012. Investments include $18.6 million of long-term U.S. government backed securities that have been classified in investments and other assets on the condensed consolidated balance sheet at December 31, 2011.

athenahealth, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited amounts in thousands, except per-share amounts)

	Fair Value Measurements At June 30, 2012, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$62,711	$—	$—	$62,711
Available-for-sale investments:
Commerical paper	—	19,094	—	19,094
Corporate bonds	—	40,607	—	40,607
Certificate of Deposit	—	4,008	—	4,008
U.S. government backed securities	—	875	—	875

Total assets	$62,711	$64,584	$—	$127,295

Accrued contingent consideration	$—	$—	$(6,259)	$(6,259)

Total liabilities	$—	$—	$(6,259)	$(6,259)

	Fair Value Measurements as of December 31, 2011, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$33,444	$—	$—	$33,444
Commercial paper		7,250		7,250
Available-for-sale investments:				—
Commercial paper	—	6,499	—	6,499
Corporate bonds	—	40,833	—	40,833
U.S. government backed securities	—	33,370	—	33,370

Total assets	$33,444	$87,952	$—	$121,396

Accrued contingent consideration	$—	$—	$(8,176)	$(8,176)

Total liabilities	$—	$—	$(8,176)	$(8,176)

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

Contingent consideration is recorded at fair value as an element of consideration paid with subsequent adjustments recognized in the consolidated statement of income. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of June 30, 2012, and December 31, 2011, the Company has accrued a liability of $6.3 million and $8.2 million, respectively for the estimated fair value of contingent considerations estimated to be payable upon the acquired companies reaching specific performance metrics over a specified period of operations or time after acquisition. The elements that make up the contingent consideration are as follows:

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

The second potential contingent consideration related to our acquisition of Anodyne in 2009 ranges from zero to $2.9 million and is payable in quarterly installments based upon the cross selling of the Company’s services for the years ended December 31, 2010 and 2011, and the six-month period ended June 30, 2012. Any amounts not earned in the first potential contingent consideration can be earned under the second potential contingent consideration in excess of the initial $2.9 million bringing the total potential contingent consideration to $5.3 million. On December 31, 2011, the Company estimated the fair value of the second contingent consideration at $1.4 million based on key assumptions including a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. The significant judgment related to the estimated earn-out payments by scenario was primarily based on the Company’s athenahealth, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited amounts in thousands, except per-share amounts)

i) past experience of our cross selling, ii) past experience of the timeline for converting pipeline opportunities into customers and iii) the remaining time period of this contingent consideration. At December 31, 2011, a large cross sell customer opportunity was included in the upside scenario which had a 25% probability. On March 31, 2012, the Company estimated the fair value of the second contingent consideration at $3.4 million based on key assumptions including a 20% for the base case scenario, 70% for the upside scenario and 10% for the downside scenario. At March 31, 2012, this large cross sell opportunity was in final contract negotiations with the Company and therefore a higher probability was assigned to the upside scenario. The time period through which the contingent consideration could be earned elapsed on June 30, 2012 and the the Company will pay $1.8 million based on the final cross selling results. The change in fair value of $0.9 million and $1.3 million for the three month and six month period ended June 30, 2012, respectively is a decrease and an increase in the general and administrative line item in the Condensed Consolidated Statement of Income, respectively. The Company has paid $2.0 million over the term of the second contingent consideration to date.

Proxsys

The first potential contingent consideration related to our acquisition of Proxsys LLC (“Proxsys”) in 2011 ranges from zero to $3.0 million and is payable in one installment in the first quarter of 2013 based upon revenue and new sales performance for the fiscal year ending December 31, 2012. In order to qualify for the earnout payment, the acquired subsidiary must achieve a minimum revenue threshold which was derived from both recurring revenue and revenue generated from new customers brought onto the service after the acquisition. Once that minimum revenue threshold is met, the amount of the payment is then determined by new sales of the Company’s athenaCoordinator service offering since date of acquisition. At acquisition date and on December 31, 2011, the Company estimated the fair value of the first potential contingent consideration at $2.4 million, the key assumptions relating to this potential contingent consideration included the athenaCoordinator revenue budget for the 2012 fiscal year, which included recurring revenue and estimates related new revenue generated from new customers based upon the existing sales pipeline and historical implementation timeline and a probability adjusted level of 60% for the base case and 25% and 15% for the upside and downside scenarios, respectively. The athenaCoordinator revenue budget for the 2012 fiscal year exceeded the minimum revenue threshold. The downside scenarios included a worse case scenario where the acquired subsidiary did not achieve the minimum revenue target. Certain contracts that were in an advanced negotiation stage at December 31, 2011 and estimated to close in the first quarter of 2012, did not close during the three months ended March 31, 2012; therefore as of March 31, 2012, the Company determined that it is more likely than not that the minimum revenue threshold for athenaCoordinator will not be achieved by a margin of 5-10%. On March 31, 2012, the Company determined that based on the reforecasted amounts and the pass fail structure of this contingent payment, the probability percentages have been adjusted to 90% for the worse case scenario and 10% for the upside scenario. On March 31, 2012 the Company estimated the fair value of the first potential contingent consideration at $0.3 million. On June 30, 2012, based on the continued delay in finalizing certain contracts, the Company determined that the upside scenario is no longer achievable and has given no value to the first contingent consideration. The change in fair value of $0.3 million and $2.4 million is a decrease in the general and administrative expense line item in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2012.

The second potential contingent consideration related to our acquisition of Proxsys in 2011 ranges from zero to $5.0 million and is payable in quarterly installments based upon the cross selling of the Company’s services into the new and acquired company’s customer base from acquisition to the second year anniversary of the acquisition in the third quarter of 2013. On June 30, 2012 and December 31, 2011, the key assumptions relating to this potential contingent consideration included a probability adjusted level of 65% for the base case and 25% and 10% for the upside and downside scenarios, respectively. The Company estimated the fair value the contingent consideration at June 30, 2012 at $4.4 million.

The reconciliations for the fair values of financial instruments determined by Level 3 for the periods presented, are as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Balance beginning of period	$8,143	$2,211	$8,176	$4,655
Payments	(703)	—	(807)	(2,558)
Change in fair value (included in G&A expenses)	(1,181)	110	(1,110)	224

Balance end of period	$6,259	$2,321	$6,259	$2,321

athenahealth, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited amounts in thousands, except per-share amounts)

4. INVESTMENTS

The summary of available-for-sale securities at June 30, 2012, is as follows:

		Gross Unrealized
	Amortized Cost	Gain (Loss)	Fair Value
Commercial paper	$19,074	$20	$19,094
Corporate bonds	40,609	(2)	40,607
Certificate of Deposit	4,000	8	4,008
U.S. government backed securities	875	—	875

Total	$64,558	$26	$64,584

The summary of available-for-sale securities at December 31, 2011, is as follows:

		Gross Unrealized
	Amortized Cost	Gains (Loss)	Fair Value
Commercial paper	$13,739	$10	$13,749
Corporate bonds	40,863	(30)	40,833
U.S. government backed securities	33,374	(4)	33,370

Total	$87,976	$(24)	$87,952

5. COMMITMENTS AND CONTINGENCIES

AdvancedMD Software, Inc.

On July 18, 2011, the Company filed a complaint against AdvancedMD Software, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that AdvancedMD Software, Inc. has infringed two of the Company’s U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” On May 16, 2012, the Court entered the parties’ joint stipulation of dismissal without prejudice of claims and counterclaims related to U.S. Patent No. 7,720,701. The Company is seeking permanent injunctive relief, damages, pre- and post-judgment costs and interest, and attorneys’ fees.

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

Kickapoo Run, LLC

On September 16, 2011, a complaint was filed by Kickapoo Run, LLC naming the Company and several other defendants in a patent infringement case (Kickapoo Run, LLC v. athenahealth, Inc. et al., Civil Action No. 1:11-CV-00839, United States District Court for the District of Delaware). The complaint alleges that the Company has infringed U.S. Patent No. 5,961,332 with a listed issue date of October 5, 1999, entitled “Apparatus for Processing Psychological Data and Method of Use Thereof.” The complaint seeks an injunction enjoining infringement, damages, costs, expenses, pre- and post-judgment interest, and attorneys’ fees. On June 18, 2012, the parties entered into a confidential settlement and license agreement. On June 27, 2012, the case was dismissed with prejudice by the United States District Court for the District of Delaware.

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

In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the likelihood of a loss contingency relating to the ultimate disposition of any of these disputes or to any of the proceedings disclosed in this Note 5 is remote. When the likelihood of a loss contingency becomes at least reasonably possible with respect to any of these disputes or any of the proceedings disclosed in this Note 5, or, as applicable in the future, if there is at least a reasonable possibility that a loss exceeding amounts already recognized may have been incurred, we will revise our disclosures in accordance with the relevant authoritative guidance.

Additionally, the Company will accrue liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made.

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

The services provided through our single-instance cloud are currently packaged as four integrated components:athenaCollector for revenue cycle management, athenaClinicals for electronic health record management, athenaCommunicator for patient communication management, and athenaCoordinator for referral cycle management. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine. Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Our business intelligence application, Anodyne solutions, now branded “athenaInsight,” also supports our clients in their pursuit of financial health by equipping users with data visualization tools and insight into their practice’s performance.

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

For the six months ended June 30, 2012, we generated revenue of $200.1 million from the sale of our services compared to $147.8 million for the six months ended June 30, 2011. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Our revenue is predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include growth in the number of physicians and other medical providers working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock options; (5) allocation of direct and indirect expenses; (6) fair value of contingent consideration and acquired intangible assets; and (7) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, and business combinations related to purchased intangibles and contingent consideration. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on February 16, 2012.

Financial Operations Overview

Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle management, electronic health record management, patient communication management, care coordination and analytics offerings and from implementation and other services. Implementation and other revenue consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% of our total revenues for the six months ended June 30, 2012 and 2011. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three and six months ended June 30, 2012 and 2011.

Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, athenaCoordinator and athenaInsight/Anodyne solutions. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected in the long-term to decline as a percentage of revenue as we increase automation. Additionally, in the near term, we expect that the percentage of direct operating expenses as a percentage of revenue will slightly increase until we fully integrate our newly acquired business (Proxsys) and automate our new care coordinator offering. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets.

Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase slightly higher than revenue growth.

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

Other Income (Expense). Interest income represents earnings from our cash, cash equivalents, and investments. We expect that our interest expense will be insignificant until such time we determine it is appropriate to draw down on our credit facility.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in thousands)				(in thousands)
Business services	$100,110	$75,349	$24,761	33%	$193,659	$142,835	$50,824	36%
Implementation and other	3,405	2,536	869	34%	6,422	4,980	1,442	29%

Total	$103,515	$77,885	$25,630	33%	$200,081	$147,815	$52,266	35%

Revenue. Total revenue for the three and six months ended June 30, 2012, increased due almost entirely to an increase in business services revenue.

Business Services Revenue. The increase in business services revenue is primarily driven by the growth in the number of physicians and medical providers using our services. The summary of changes in the physicians and active medical providers using our revenue cycle management service, athenaCollector, electronic health record management service, athenaClinicals, and patient communication management service, athenaCommunicator are as follows:

	As of June 30,
	2012	2011	Change
	Amount	Amount	Amount	Percent
Physicians - revenue cycle management service	25,001	20,824	4,177	20%
Active medical providers - revenue cycle management service	35,409	29,482	5,927	20%
Physicians - electronic health record management service	6,151	3,444	2,707	79%
Active medical providers - electronic health record management service	8,558	4,848	3,710	77%
Physicians - patient communication management service	6,306	1,198	5,108	426%
Active medical providers - patient communication management service	8,642	1,936	6,706	346%

Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in millions)				(in millions)
Collections processed	2,259.2	1,811.1	448.1	25%	4,340.9	3,419.4	921.5	27%

Implementation and Other Revenue. The increase in revenue from implementation and other revenue was driven by new client implementations and increased professional services for our larger client base. The increase in implementation and other revenue is the result of the increase in the volume of our new business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in thousands)				(in thousands)
Direct operating costs	$41,014	$29,020	$11,994	41%	$79,812	$56,290	$23,522	42%

Direct Operating Costs. The increase in direct operating expense is primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in millions)				(in millions)
Total Claims submitted	17.5	14.4	3.1	22%	35.3	28.0	7.3	26%

Also contributing to this increase was the direct operating employee-related costs, including stock-based compensation, primarily due to the 26% increase in headcount since June 30, 2011, which does not include the approximately 200 employees from our acquisition of Proxsys at the end of August 2011. Excluding our acquisition of Proxsys, we increased headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in thousands)				(in thousands)
Selling and marketing	$27,389	$18,815	$8,574	46%	$51,117	$35,756	$15,361	43%
Research and development	8,615	5,166	3,449	67%	15,783	10,245	5,538	54%
General and administrative	13,961	11,718	2,243	19%	30,160	23,437	6,723	29%
Depreciation and amortization	5,795	3,737	2,058	55%	11,281	7,135	4,146	58%

Total	$55,760	$39,436	$16,324	41%	$108,341	$76,573	$31,768	41%

Selling and Marketing Expense. Selling and marketing expense primarily increased due to employee-related costs, including stock-based compensation expense, internal sales commissions and external partner channel commission of $4.8 million and $8.5 million for the three and six months periods, respectively, due to an increase in headcount, an increase in the fair value of our recently issued stock-based compensation awards and an increase in amount paid to external channel partners. Our sales and marketing headcount increased by 34% since June 30, 2011, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $3.6 million and $6.5 million increase in travel-related expenses, consulting, online marketing, offline marketing and other marketing events for the three and six months period, respectively.

Research and Development Expense. Research and development expense increased due to higher employee-related costs, including stock-based compensation expense, of $2.6 million and $4.5 million for the three and six month periods as a result of the increased headcount and increase in the fair value of our recently issued stock-based compensation awards. Our research and development headcount increased 51% since June 30, 2011, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.

General and Administrative Expense. General and administrative expense was primarily impacted by higher employee-related costs, an increase in infrastructure expenditures and changes in the fair value of the certain contingent consideration. An increase in higher employee-related costs, including stock-based compensation expense, of $2.3 million and $3.9 million is due to an increased headcount and increase in the fair value of our recently issued stock-based compensation awards for the three and six months period respectively. Our general and administrative headcount increased by 30% since June 30, 2011, as we added personnel to support our growth. The increase in headcount drove an increase in our expenditures related to infrastructure by $0.7 million and $1.5 million, respectively. During the three and six months ended June 30, 2012, we recognized a decrease and an increase in general and administrative expense of $0.9 million and $1.3 million, respectively, related to the Anodyne contingent consideration based on the final cross-sell results as of June 30, 2012. Unrelated, during the three and six months ended June 30, 2012, we recognized a decrease in general and administrative expense of $0.3 million and $2.4 million, respectively, related to the first Proxsys contingent consideration based on an increase in probability that we will miss a minimum athenaCoordinator service revenue threshold required for any payment to be made by 5-10%.

Depreciation and Amortization Expense. Depreciation and amortization increased due to higher depreciation from fixed asset expenditures and software development costs in 2011 and 2012.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in thousands)				(in thousands)
Income tax provision	$2,599	$4,166	$(1,567)	-38%	$5,492	$6,471	$(979)	-15%
Effective tax rate	38.5%	44.5%			45.5%	43.4%

Income Tax Provision. The quarterly volatility and overall increase in our effective tax rate for the three and six months ended June 30, 2012 compared to the effective tax rate for the three and six months ended June 30, 2011 is due to an estimated higher annual effective tax rate for 2012 and significant discrete items in the three and six months ended June 30, 2012. The annual effective tax rate for 2012 is based on higher estimated permanent differences for the year ending December 31, 2012 primarily related to compensation in excess of tax deduction limits and the change in the Andoyne contingent consideration which is treated as additional non-taxable goodwill. The changes in the Anodyne contingent consideration for the three and six month periods in 2012 were treated as a discrete items and had a favorable impact of 5% and an unfavorable impact of 4%, respectively. The rate was also impacted by ISO disqualifying events which impacted the rate favorable by 4% and 7% for the three and six month periods in 2012, respectively. Comparatively, the effective tax rate for the three and six months ended June, 30 2011 was not impacted by compensation in excess of tax deduction limits or changes related to the Anodyne contingent consideration but did have a favorable impact of 0.5% and 1%, respectively, due to ISO disqualifications.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2012 our principal sources of liquidity consisted of cash, cash equivalents and available-for-sale investments of $156.9 million. Our cash investments consist of corporate debt securities, U.S. Treasury, bank certificate of deposits, and government agency securities, and commercial paper. As specified in our investment policy, we place our investments in instruments that meet high credit quality standards, the policy limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns. As of June 30, 2012, we have no outstanding indebtedness. On October 20, 2011, we entered into a credit agreement which provides for a five-year $100 million revolving credit facility. The credit facility can be increased by up to an additional $100 million on the satisfaction of certain conditions, including obtaining lender commitments. There was no balance outstanding on the revolving credit facility during the six months ended June 30, 2012. The credit facility contains certain covenants, including consolidated leverage ratio and minimum fixed charges coverage ratios. The interest rates applicable to revolving loans under the credit agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. We will pay a commitment fee during the term of the credit agreement which varies between 0.20% and 0.30% depending on the consolidated leverage ratio.

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

Operating Cash Flow Activities

	For the Six Months Ended June 30,
	2012	2011
Net Income	$6,582	$8,437
Non-cash adjusments	19,477	10,478
Cash used in changes in operating assets and liabilities	1,539	1,254

Net cash provided by operating activities	$27,598	$20,169

The increase in cash flow from operations for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 is mainly attributable to the actual and proportionate increase in the amount of non-cash adjustments compared to the net income for those periods. The non-cash adjustments include an increase of stock-based compensation of $5.1 million and depreciation and amortization of $4.8 million offset slightly by a decrease in the change in fair value of the contingent considerations and the excess tax benefit. The increase in stock-based compensation is a result of an increase in the fair value of recently issued stock-based awards due to an increase in the stock price. The decrease in the excess tax benefit adjustment is due to the relative decrease in the tax provision for the comparable periods. The Company continues to offset its portion of their income tax assessments with net operating losses from stock based compensation from prior years as shown by the excess tax benefit amounts. The Company expects that the majority of these net operating lossess will most likely be utilized in 2012 and the amount of taxes paid will increase in future years.

Investing Cash Flow Activities

The cash used by investing activities decreased $2.3 million for the six months ended June 30, 2012, as compared the six months ended June 30, 2011. Cash flows used in investing activities consist primarily of purchases of property and equipment, capitalized software development costs and our investment activities. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. Our increase of $9.0 million in equipment is primarily related to several new servers for our new data center located in Dallas, Texas and existing data centers located in Bedford,

Massachussetts and Belfast, Maine. Our investment in software development consists of company managed-design, development, and testing of new application functionality. Our capitalized software development increased by $2.9 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2012, primarily related to the new automation activities related to the new athenaCoordinator service offering. The change of $2.0 million in the decrease of restricted cash is due to the timing of the payments made for contingent consideration relating to the Anodyne acquisition completed in 2009 and the net change in proceeds and purchases of our available for sale investments is based upon the changes in maturity of our investments in securities. In the six months ended June 30, 2011, we acquired a conference center located in Maine for $7.0 million.

Financing Cash Flow Activities

The cash provided by financing activities was $12.1 million for the six months ended June 30, 2012, compared to cash used in financing activities $1.3 million for the six months ended June 30, 2011. The change is primarily attributable to the $9.7 million payment related to our debt and interest rate swap in 2011. We elected to repay all of our outstanding debt balances under our equipment line of credit and term loan, as well as terminate our related interest rate derivative in May 2011. The increase of $6.3 million in cash received from the exercise of stock options during the six months ended June 30, 2012, compared to the six months ended June 30, 2011 is primarily due to the overall increase in the strike price of the options exercised along with an increase in the number of options exercised during the comparable time periods. This increase was offset by an increase of $3.7 million related to the cash paid to settle tax obligations through the net settlement method that our employees can elect when restricted stock units vest in the six months period ended June 30, 2012. The Company began issuing restricted stock units in 2010 and has since experienced an increase in the proportionate number of restricted stock units granted compared to options granted. The Company expects that the cash paid to settle tax obligations will increase in the near future as these issued restricted stock units begin to vest. The payment of contingent consideration relates to the Anodyne earn out which expired June 30, 2012. The amounts paid to date were accrued at the time of acquisition and therefore included as financing activities.

Contractual Obligations

We have contractual obligations under our operating leases for properties. The following table summarizes our long-term contractual obligations and commitments as of June 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 years	Other
Operating lease obligations	$31,019	$7,478	$14,504	$3,742	$5,295	$—
Other	1,685	—	—	—	—	1,685

Total	$32,704	$7,478	$14,504	$3,742	$5,295	$1,685

The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, headquarters; our Rome, Georgia, offices; our Alpharetta, Georgia, offices; our Birmingham, Alabama, offices; our Austin, Texas, offices and our Chennai, India, offices.

Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of June 30, 2012, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.

Off-Balance Sheet Arrangements

As of June 30, 2012 and 2011, and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the six months ended June 30, 2012, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and available for sale investments totaling $156.9 million at June 30, 2012. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term and long-term, interest-bearing, investment-grade securities. Due to the short and expected term of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.

Interest Rate Risk. As of June 30, 2012, we had no outstanding long-term debt and capital lease obligations and there were no amounts outstanding under the revolving credit facility.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2012 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

AdvancedMD Software, Inc.

On July 18, 2011, the Company filed a complaint against AdvancedMD Software, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that AdvancedMD Software, Inc. has infringed two of the Company’s U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” On May 16, 2012, the Court entered the parties’ joint stipulation of dismissal without prejudice of claims and counterclaims related to U.S. Patent No. 7,720,701. The Company is seeking permanent injunctive relief, damages, pre- and post-judgment costs and interest, and attorneys’ fees.

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

Kickapoo Run, LLC

On September 16, 2011, a complaint was filed by Kickapoo Run, LLC naming the Company and several other defendants in a patent infringement case (Kickapoo Run, LLC v. athenahealth, Inc. et al., Civil Action No. 1:11-CV-00839, United States District Court for the District of Delaware). The complaint alleges that the Company has infringed U.S. Patent No. 5,961,332 with a listed issue date of October 5, 1999, entitled “Apparatus for Processing Psychological Data and Method of Use Thereof.” The complaint seeks an injunction enjoining infringement, damages, costs, expenses, pre- and post-judgment interest, and attorneys’ fees. On June 18, 2012, the parties entered into a confidential settlement and license agreement. On June 27, 2012, the case was dismissed with prejudice by the United States District Court for the District of Delaware.

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

Item 1A. Risk Factors.

During the three and six months ended June 30, 2012, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Exhibit Index

†10.1(i)	2007 Stock Option and Incentive Plan as amended and restated

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
(i)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on April 26, 2012.
*	Furnished herewith
**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/S/ JONATHAN BUSH
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ TIMOTHY M. ADAMS
Timothy M. Adams, Chief Financial Officer, Senior Vice President

Date: July 20, 2012