Form 10-Q
period 2012-09-30
ATHENAHEALTH INC
filed 2012-10-19
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
 Form 10-Q
___________________________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-33689
_______________________________________________________
athenahealth, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	04-3387530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Arsenal Street, Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)
617-402-1000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
 ___________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 15, 2012, there were 36,272,219 shares of the registrant’s $0.01 par value common stock outstanding.

athenahealth, Inc.
FORM 10-Q

ii

PART I–FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$112,314	$57,781
Short-term investments	67,887	62,084
Accounts receivable - net	53,312	49,038
Deferred tax assets	5,895	5,245
Prepaid expenses and other current assets	15,369	8,988
Total current assets	254,777	183,136
Property and equipment - net	54,000	52,275
Restricted cash	856	5,007
Software development costs - net	11,895	6,974
Purchased intangibles - net	17,794	20,052
Goodwill	47,307	47,307
Deferred tax assets	13,136	12,532
Investments and other assets	4,806	21,503
Total assets	$404,571	$348,786
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$3,650	$6,318
Accrued compensation	32,194	28,176
Accrued expenses	16,829	17,774
Current portion of deferred revenue	6,371	6,345
Current portion of deferred rent	1,029	960
Total current liabilities	60,073	59,573
Deferred rent, net of current portion	2,174	2,932
Deferred revenue, net of current portion	46,619	44,281
Other long-term liabilities	901	5,529
Total liabilities	109,767	112,315
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 37,539 shares issued and 36,261 shares outstanding at September 30, 2012; 36,678 shares issued and 35,400 shares outstanding at December 31, 2011	376	367
Additional paid-in capital	292,559	247,131
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income (loss)	3	(101)
Retained earnings (accumulated deficit)	3,066	(9,726)
Total stockholders’ equity	294,804	236,471
Total liabilities and stockholders’ equity	$404,571	$348,786
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Business services	$102,256	$80,640	$295,915	$223,475
Implementation and other	3,630	3,100	10,052	8,080
Total revenue	105,886	83,740	305,967	231,555
Expense:
Direct operating	41,866	31,695	121,678	87,985
Selling and marketing	25,603	20,784	76,720	56,540
Research and development	8,746	6,141	24,529	16,386
General and administrative	11,913	11,869	42,073	35,306
Depreciation and amortization	6,683	4,749	17,964	11,884
Total expense	94,811	75,238	282,964	208,101
Operating income	11,075	8,502	23,003	23,454
Other income	88	142	234	98
Income before income taxes	11,163	8,644	23,237	23,552
Income tax provision	(4,953)	(3,364)	(10,445)	(9,835)
Net income	$6,210	$5,280	$12,792	$13,717
Net income per share - Basic	0.17	0.15	0.36	0.39
Net income per share - Diluted	0.17	0.15	0.35	0.38
Weighted average shares used in computing net income per share:
Basic	35,832	35,155	35,847	34,934
Diluted	37,212	36,277	37,038	35,901
athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6,210	$5,280	$12,792	$13,717
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax	9	(50)	47	(35)
Foreign currency translation adjustment	79	(410)	58	(395)
Total other comprehensive income (loss)	88	(460)	105	(430)
Comprehensive income	$6,298	$4,820	$12,897	$13,287
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,792	$13,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,341	13,353
Amortization of premium on investments	1,011	1,269
Provision for uncollectible accounts	188	649
Excess tax benefit from stock-based awards	(11,310)	(10,210)
Deferred income tax	(1,263)	(1,931)
Change in fair value of contingent consideration	(4,785)	340
Stock-based compensation expense	20,518	13,032
Other reconciling adjustments	(142)	73
Changes in operating assets and liabilities:
Accounts receivable	(4,462)	(9,735)
Prepaid expenses and other current assets	4,774	8,688
Other long-term assets	206	335
Accounts payable	1,625	2,383
Accrued expenses	1,639	2,726
Accrued compensation	3,373	841
Deferred revenue	2,364	7,059
Deferred rent	(689)	(3,348)
Net cash provided by operating activities	46,180	39,241
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(10,658)	(5,251)
Purchases of property and equipment	(19,126)	(9,406)
Proceeds from sales and maturities of investments	72,434	124,804
Purchases of short-term and long-term investments	(62,689)	(96,366)
Payments on acquisition	—	(34,882)
Decrease in restricted cash	4,151	3,309
Other investing activities	172	(1,095)
Net cash (used in) investing activities	(15,716)	(18,887)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	17,969	12,826
Taxes paid related to net share settlement of restricted stock awards	(3,686)	—
Excess tax benefit from stock-based awards	11,310	10,210
Payment of contingent consideration accrued at acquisition date	(1,550)	(2,980)
Payment to terminate interest rate derivative contract	—	(563)
Payments on long-term debt and capital lease obligations	—	(9,216)
Net cash provided by financing activities	24,043	10,277
Effects of exchange rate changes on cash and cash equivalents	26	(468)
Net increase in cash and cash equivalents	54,533	30,163
Cash and cash equivalents at beginning of period	57,781	35,944
Cash and cash equivalents at end of period	$112,314	$66,107
Non-cash transactions
Property and equipment recorded in accounts payable and accrued expenses	$2,908	$258
Taxes to be paid related to net share settlement of restricted stock awards in accrued expenses	$645	$—
Tax benefit recorded in prepaid expenses and other current assets	$11,247	$10,118
Additional disclosures
Cash received for interest	$1,360	$1,596
Cash paid for taxes	$3,869	$2,164
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2012, and the results of operations for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine month periods ended September 30, 2012 and 2011. The results of operations for the three and nine month periods ended September 30, 2012 is not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of, revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
In October 2012, the Company acquired Healthcare Data Services LLC, a web-based solutions provider and expert in health care data analysis and population health management for payers and providers.
Comprehensive Income: In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Standards Update 2011-5, Comprehensive Income (Topic 220) as amended, requiring amendments to disclosure for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 31, 2011, requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance is effective for annual periods beginning after December 15, 2011. The Company adopted the amended guidance requiring presentation of comprehensive financial statements for the three months ended March 31, 2012. Simultaneously, the Company made the decision to change the title of their income statement from Condensed Consolidated Statements of Operations to Condensed Consolidated Statements of Income to be consistent with the new presentation. The implementation of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.
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

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net income	$6,210	$5,280	$12,792	$13,717
Weighted average shares used in computing basic net income per share	35,832	35,155	35,847	34,934
Net income per share - basic	$0.17	$0.15	$0.36	$0.39
Net income	$6,210	$5,280	$12,792	$13,717
Weighted average shares used in computing basic net income per share	35,832	35,155	35,847	34,934
Effect of dilutive securities	1,380	1,122	1,191	967
Weighted average shares used in computing diluted net income per share	37,212	36,277	37,038	35,901
Net income per share - diluted	$0.17	$0.15	$0.35	$0.38
The computation of diluted net income per share does not include 0.4 million and 0.4 million of stock options and restricted stock units for the three and nine months ended September 30, 2012, respectively, because their inclusion would have an antidilutive effect on net income per share. The computation of diluted net income per share does not include 0.4 million and 0.9 million of options and restricted stock units for the three and nine months ended September 30, 2011, because their inclusion would have an antidilutive effect on net income per share.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. Investments include $2.1 million of long-term corporate bonds in long-term investments that have been classified in investments and other assets on the condensed consolidated balance sheet at September 30, 2012. Investments include $18.6 million of long-term U.S. government backed securities that have been classified in investments and other assets on the condensed consolidated balance sheet at December 31, 2011.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

	Fair Value Measurements At September 30, 2012, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$41,182	$—	$—	$41,182
Corporate bonds	—	2,589	—	2,589
Commercial paper	—	13,499	—	13,499
Available-for-sale investments:
Commercial paper	—	26,742	—	26,742
Corporate bonds	—	36,373	—	36,373
Certificate of deposit	—	6,025	—	6,025
U.S. government backed securities	—	875	—	875
Total assets	$41,182	$86,103	$—	$127,285
Accrued contingent consideration	$—	$—	$(741)	$(741)
Total liabilities	$—	$—	$(741)	$(741)
	Fair Value Measurements as of December 31, 2011, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$33,444	$—	$—	$33,444
Commercial paper	—	7,250	—	7,250
Available-for-sale investments:				—
Commercial paper	—	6,499	—	6,499
Corporate bonds	—	40,833	—	40,833
U.S. government backed securities	—	33,370	—	33,370
Total assets	$33,444	$87,952	$—	$121,396
Accrued contingent consideration	$—	$—	$(8,176)	$(8,176)
Total liabilities	$—	$—	$(8,176)	$(8,176)
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
Contingent consideration is recorded at fair value as an element of consideration paid with subsequent adjustments recognized in the consolidated statement of income. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of September 30, 2012, and December 31, 2011, the Company has accrued a liability of $0.7 million and $8.2 million respectively for the estimated fair value of contingent considerations estimated to be payable upon the acquired companies reaching specific performance metrics over a specified period of operations or time after acquisition. The elements that make up the contingent consideration are as follows:
Anodyne
The first potential contingent consideration related to our acquisition of Anodyne Health Partners, Inc. (“Anodyne”) in 2009 ranged from zero to $4.8 million and was payable in one installment based upon operational performance for the year ended December 31, 2010. Based on the actual operational performance for the year ended December 31, 2010, the Company paid $2.4 million relating to the first potential contingent consideration in March of 2011.
The second potential contingent consideration related to our acquisition of Anodyne in 2009 ranged from zero to $2.9 million and was payable in quarterly installments based upon the cross selling of the Company’s services for the years ended December 31, 2010 and 2011, and the six-month period ended June 30, 2012. Any amounts not earned in the first potential athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

contingent consideration could be earned under the second potential contingent consideration in excess of the initial $2.9 million bringing the total second potential contingent consideration to $5.3 million. On December 31, 2011, the Company estimated the fair value of the second contingent consideration at $1.4 million based on key assumptions including a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. The significant judgment related to the estimated earn-out payments by scenario was primarily based on the Company’s i) past experience of our cross selling, ii) past experience of the timeline for converting pipeline opportunities into customers and iii) the remaining time period of this contingent consideration. At December 31, 2011, a large cross sell customer opportunity was included in the upside scenario which had a 25% probability. On March 31, 2012, the Company estimated the fair value of the second contingent consideration at $3.4 million based on key assumptions including a 20% for the base case scenario, 70% for the upside scenario and 10% for the downside scenario. At March 31, 2012, this large cross sell opportunity was in final contract negotiations with the Company and therefore a higher probability was assigned to the upside scenario. The time period through which the contingent consideration could be earned elapsed on June 30, 2012. The Company accrued $1.8 million as of June 30, 2012 for the final payment based on the final cross selling results which was paid during the three months ended September 30, 2012. There was no change in fair value during the three months ended September 30, 2012. The change in fair value of $1.3 million for the nine month period ended September 30, 2012 is an increase in the general and administrative line item in the Condensed Consolidated Statements of Income. The Company paid $1.8 million and $2.7 million during the three and nine months period ended September 30, 2012, respectively, and $3.9 million over the entire term of the second contingent consideration.
Proxsys
The first potential contingent consideration related to our acquisition of Proxsys LLC (“Proxsys”) in 2011 ranges from zero to $3.0 million and is payable in one installment in the first quarter of 2013 based upon revenue and new sales performance for the fiscal year ending December 31, 2012. In order to qualify for the earnout payment, the acquired subsidiary must achieve a minimum revenue threshold which was derived from both recurring revenue and revenue generated from new customers brought onto the service after the acquisition. Once that minimum revenue threshold is met, the amount of the payment is then determined by new sales of the Company’s athenaCoordinator service offering since date of acquisition. At acquisition date and on December 31, 2011, the Company estimated the fair value of the first potential contingent consideration at $2.4 million, the key assumptions relating to this potential contingent consideration included the athenaCoordinator revenue budget for the 2012 fiscal year, which included recurring revenue and estimates related new revenue generated from new customers based upon the existing sales pipeline and historical implementation timeline and a probability adjusted level of 60% for the base case and 25% and 15% for the upside and downside scenarios, respectively. The athenaCoordinator revenue budget for the 2012 fiscal year exceeded the minimum revenue threshold. The downside scenarios included a worse case scenario where the acquired subsidiary did not achieve the minimum revenue target. Certain contracts that were in an advanced negotiation stage at December 31, 2011 and estimated to close in the first quarter of 2012, did not close during the three months ended March 31, 2012; therefore as of March 31, 2012, the Company determined that it is more likely than not that the minimum revenue threshold for athenaCoordinator will not be achieved by a margin of 5-10%. On March 31, 2012, the Company determined that based on the reforecasted amounts and the pass fail structure of this contingent payment, the probability percentages have been adjusted to 90% for the worse case scenario and 10% for the upside scenario. On March 31, 2012, the Company estimated the fair value of the first potential contingent consideration at $0.3 million. On June 30, 2012, and September 30, 2012, based on the continued delay in finalizing certain contracts, the Company determined that the upside scenario is no longer achievable and has given no value to the first contingent consideration. The change in fair value of $0 and $2.4 million is a decrease in the general and administrative expense line item in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012, respectively.
The second potential contingent consideration related to our acquisition of Proxsys in 2011 ranges from zero to $5.0 million and is payable in quarterly installments based upon the cross selling of the Company’s athenaCollector services into Proxsys' new and acquired customer and physician sender base, from acquisition to the second year anniversary of the acquisition in the third quarter of 2013. On December 31, 2011 and through June 30, 2012, the key assumptions relating to this potential contingent consideration included scenarios primarily based on the Company’s i) past experience of our cross selling related to the Anodyne acquisition, ii) past experience of the timeline for converting pipeline opportunities into customers and iii) the remaining time period of this contingent consideration and a probability adjusted level of 65% for the base case and 25% and 10% for the upside and downside scenarios, respectively. As of September 30, 2012, a year after the acquisition, the Company has determined that it now has sufficient information into the actual cross sell opportunity base to adjust the scenarios. The Company has lowered its expectations of achievable cross sells within the earn out period for all scenarios and has a probability adjusted level of 60% for the base case and 20% for the upside and downside scenarios. The Company estimates the fair value of the contingent consideration at September 30, 2012 to be $0.7 million. The change in fair value of $3.7 million is a decrease in the general and administrative expense line item in the Condensed Consolidated Statements of athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

Income for the three and nine months ended September 30, 2012. Minimal cross sells have been earned and no payments have been made as of September 30, 2012.
The reconciliations for the fair values of financial instruments determined by Level 3 for the periods presented, are as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Balance beginning of period	$6,259	$2,321	$8,176	$4,655
Payments	(1,843)	(422)	(2,650)	(2,980)
Additions	—	6,836	—	6,836
Change in fair value (included in G&A expenses)	(3,675)	116	(4,785)	340
Balance end of period	$741	$8,851	$741	$8,851

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited amounts in thousands, except per-share amounts)

4. INVESTMENTS
The summary of available-for-sale securities at September 30, 2012, is as follows:

	Amortized Cost	Gross Unrealized Gain	Fair Value
Commercial paper	$40,215	$26	$40,241
Corporate bonds	38,954	8	38,962
Certificate of deposit	6,017	8	6,025
U.S. government backed securities	875	—	875
Total	$86,061	$42	$86,103
The summary of available-for-sale securities at December 31, 2011, is as follows:

	Amortized Cost	Gross Unrealized Gains (Loss)	Fair Value
Commercial paper	$13,739	$10	$13,749
Corporate bonds	40,863	(30)	40,833
U.S. government backed securities	33,374	(4)	33,370
Total	$87,976	$(24)	$87,952
5. COMMITMENTS AND CONTINGENCIES
ADP AdvancedMD, Inc. (f/k/a AdvancedMD Software, Inc.)
On July 18, 2011, the Company filed a complaint against AdvancedMD Software, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that AdvancedMD Software, Inc. has infringed two of the Company’s U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” On May 16, 2012, the Court entered the parties’ joint stipulation of dismissal without prejudice of claims and counterclaims related to U.S. Patent No. 7,720,701. A Markman Hearing was held on September 14, 2012. The Court has not yet issued its Markman decision. The Company is seeking permanent injunctive relief, damages, pre- and post-judgment costs and interest, and attorneys’ fees.
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
On September 16, 2012, Cordjia agreed to dismiss with prejudice all of its actions and the parties filed joint stipulations of dismissal with prejudice as to all claims in the Delaware Superior Court and the Delaware Court of Chancery. On September 18, 2012, the parties filed a joint stipulation of dismissal with prejudice of the Maine Superior Court action; the Court granted this on September 25, 2012. Consequently, all claims against the Company in the actions have been dismissed with prejudice.
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
Medsquire, LLC
On December 6, 2011, a complaint was filed by Medsquire, LLC against the Company in a patent infringement case (Medsquire, LLC v. athenahealth, Inc., Civil Action No. 2:11-CV-10126-JHN-PLA, United States District Court for the Central District of California). The complaint alleges that the Company has infringed U.S. Patent No. 5,682,526 with a listed issue date of October 28, 1997, entitled “Method and System for Flexibly Organizing, Recording, and Displaying Medical Patient Care Information Using Fields in a Flowsheet.” The complaint seeks damages, pre-judgment interest, and attorneys’ fees. Medsquire, LLC and the Company have reached a confidential settlement in the matter. On October 4, 2012, the Court entered the parties' joint stipulation of dismissal with prejudice of all claims and counterclaims.
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
Additionally, the Company will accrue liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made.

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
The services provided through our single-instance cloud are currently packaged as four integrated components: athenaCollector for revenue cycle management, athenaClinicals for electronic health record management, athenaCommunicator for patient communication management, and athenaCoordinator for referral cycle management. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine. Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Our business intelligence application, Anodyne solutions, also supports our clients in their pursuit of financial health by equipping users with data visualization tools and insight into their practice’s performance.
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
For the nine months ended September 30, 2012, we generated revenue of $306.0 million from the sale of our services compared to $231.6 million for the nine months ended September 30, 2011. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure. Our revenue is predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include growth in the number of physicians and other medical providers working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.
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
Financial Operations Overview
Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle management, electronic health record management, patient communication management, care coordination and analytics offerings and from implementation and other services. Implementation and other revenue consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% of our total revenues for the nine months ended September 30, 2012 and 2011. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2012 and 2011.
Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, athenaCoordinator and Anodyne solutions. Although in we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets.

Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase in line with or slightly higher than revenue growth.
Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses) and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely increase in line with revenue growth as we develop and enhance new and existing services; however the amount of expenditures that should be capitalized as software development costs verses expensed as research and development could vary based on the specific projects we undertake.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in thousands)				(in thousands)
Business services	$102,256	$80,640	$21,616	27%	$295,915	$223,475	$72,440	32%
Implementation and other	3,630	3,100	530	17%	10,052	8,080	1,972	24%
Total	$105,886	$83,740	$22,146	26%	$305,967	$231,555	$74,412	32%
Revenue. Total revenue for the three and nine months ended September 30, 2012, increased almost entirely due to an increase in business services revenue.
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

	As of September 30,
	2012	2011	Change
	Amount	Amount	Amount	Percent
Physicians - revenue cycle management service	27,013	22,477	4,536	20%
Active medical providers - revenue cycle management service	38,145	31,675	6,470	20%
Physicians - electronic health record management service	7,340	4,202	3,138	75%
Active medical providers - electronic health record management service	10,062	5,849	4,213	72%
Physicians - patient communication management service	8,739	2,931	5,808	198%
Active medical providers - patient communication management service	12,149	4,117	8,032	195%
Also contributing to this increase was the growth in related collections on behalf of these physicians and medical providers. The amount of collections processed are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in millions)				(in millions)
Collections processed	$2,302.5	$1,866.8	$435.7	23%	$6,643.4	$5,286.2	$1,357.2	26%
Implementation and Other Revenue. The increase in revenue from implementation and other revenue was driven by new client implementations and increased professional services for our larger client base. The increase in implementation and other revenue is the result of the increase in the volume of our new business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in thousands)				(in thousands)
Direct operating costs	$41,866	$31,695	$10,171	32%	$121,678	$87,985	$33,693	38%
Direct Operating Costs. The increase in direct operating expense is primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in millions)				(in millions)
Total Claims submitted	17.7	14.9	2.8	19%	53.0	42.9	10.1	24%
Also contributing to this increase was the direct operating employee-related costs, including stock-based compensation, primarily due to the 24% increase in headcount since September 30, 2011. We increased headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in thousands)				(in thousands)
Selling and marketing	$25,603	$20,784	$4,819	23%	$76,720	$56,540	$20,180	36%
Research and development	8,746	6,141	2,605	42%	24,529	16,386	8,143	50%
General and administrative	11,913	11,869	44	—%	42,073	35,306	6,767	19%
Depreciation and amortization	6,683	4,749	1,934	41%	17,964	11,884	6,080	51%
Total	$52,945	$43,543	$9,402	22%	$161,286	$120,116	$41,170	34%
Selling and Marketing Expense. Selling and marketing expense primarily increased due to employee-related costs, including stock-based compensation expense, internal sales commissions and external partner channel commission of $3.3 million and $11.8 million for the three and nine months periods, respectively, due to an increase in headcount, an increase in the fair value of our recently issued stock-based compensation awards and an increase in amount paid to external channel partners. Our sales and marketing headcount increased by 38% since September 30, 2011, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $1.0 million and $7.6 million increase in travel-related expenses, consulting, online marketing, offline marketing and other marketing events for the three and nine months period, respectively.
Research and Development Expense. Research and development expense increased due to higher employee-related costs, including stock-based compensation expense, of $2.3 million and $6.9 million for the three and nine month periods as a result of the increased headcount and increase in the fair value of our recently issued stock-based compensation awards. Our research and development headcount increased 43% since September 30, 2011, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies.
General and Administrative Expense. General and administrative expense was primarily impacted by higher employee-related costs, an increase in infrastructure expenditures and changes in the fair value of the certain contingent consideration. An increase in higher employee-related costs, including stock-based compensation expense, of $2.1 million and $6.0 million is due to an increased headcount and increase in the fair value of our recently issued stock-based compensation awards for the three and nine months period respectively. Our general and administrative headcount increased by 22% since September 30, 2011, as we added personnel to support our growth. The increase in headcount drove an increase in our expenditures related to infrastructure by $1.3 million and $2.6 million, respectively.
The fair value considerations related to each of the contingent considerations are fully disclosed in Note 3 to the Condensed Consolidated Financial Statements. The impact of those described changes in the fair value of the contingent considerations on General and Administrative Expense in the Condensed Consolidated Statement of Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
First Anodyne contingent consideration	$—	$—	$—	$—
Second Anodyne contingent consideration	—	116	1,310	340
First Proxsys contingent consideration	—	—	(2,420)	—
Second Proxsys contingent consideration	(3,675)	—	(3,675)	—
Total	$(3,675)	$116	$(4,785)	$340
Depreciation and Amortization Expense. Depreciation and amortization increased due to higher depreciation from fixed asset expenditures and software development costs in 2011 and 2012.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(in thousands)				(in thousands)
Income tax provision	$4,953	$3,364	$1,589	47%	$10,445	$9,835	$610	6%
Effective tax rate	44.4%	38.9%			44.9%	41.8%
Income Tax Provision. The quarterly volatility and overall increase in our effective tax rate for the three and nine months ended September 30, 2012 compared to the effective tax rate for the three and nine months ended September 30, 2011 is due to an estimated higher annual effective tax rate for 2012 and significant discrete items in the nine months ended September 30, 2012. The annual effective tax rate for 2012 is based on higher estimated permanent differences for the year ending December 31, 2012, primarily related to compensation in excess of tax deduction limits and the change in the Andoyne contingent consideration which is treated as additional non-taxable goodwill. The changes in the Anodyne contingent consideration for the nine month period in 2012 was treated as a discrete item in the first and second quarter of 2012 and had an unfavorable impact on the estimated annual tax rate of 2%. The rate was also impacted by ISO disqualifying events which impacted the rate favorable by 0% and 3% for the three and nine month periods in 2012, respectively. Comparatively, the effective tax rate for the three and nine months ended September 30, 2011, was not impacted by compensation in excess of tax deduction limits or changes related to the Anodyne contingent consideration but did have a favorable impact of 1.5% and 2.5%, respectively, due to ISO disqualifications.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2012, our principal sources of liquidity consisted of cash, cash equivalents and available-for-sale investments of $182.3 million. Our cash investments consist of corporate debt securities, U.S. Treasury, bank certificate of deposits, and government agency securities, and commercial paper. As specified in our investment policy, we place our investments in instruments that meet high credit quality standards, the policy limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns. As of September 30, 2012, we have no outstanding indebtedness. On October 20, 2011, we entered into a credit agreement which provides for a five-year $100 million revolving credit facility. The credit facility can be increased by up to an additional $100 million on the satisfaction of certain conditions, including obtaining lender commitments. There was no balance outstanding on the revolving credit facility during the nine months ended September 30, 2012. The credit facility contains certain covenants, including consolidated leverage ratio and minimum fixed charges coverage ratios. The interest rates applicable to revolving loans under the credit agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. We will pay a commitment fee during the term of the credit agreement which varies between 0.20% and 0.30% depending on the consolidated leverage ratio.
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
Operating Cash Flow Activities

	Nine Months Ended September 30,
	2012	2011
Net income	$12,792	$13,717
Non-cash adjustments	24,558	16,575
Cash used in changes in operating assets and liabilities	8,830	8,949
Net cash provided by operating activities	$46,180	$39,241
The increase in cash flow from operations for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, is mainly attributable to the actual and proportionate increase in the amount of non-cash adjustments compared to the net income for those periods. The non-cash adjustments include an increase of stock-based compensation of $7.5 million and depreciation and amortization of $7.0 million offset by a decrease in the change in fair value of the contingent consideration of $5.1 million when comparing these periods. The increase in stock-based compensation is a result of an increase in the fair value of recently issued stock-based awards due to an increase in the stock price. The Company continues to offset its portion of their income tax assessments with net operating losses from stock based compensation from prior years as shown by the excess tax benefit amounts. The Company expects that the majority of these net operating losses will substantially be utilized in 2012 and the amount of taxes paid will increase in future years.
Investing Cash Flow Activities
The cash used by investing activities decreased $3.2 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Cash flows used in investing activities consist primarily of purchases of property and equipment, capitalized software development costs and our investment activities. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. Our increase of $9.7 million in equipment is primarily related to several new servers for our new data center located in Dallas, Texas and existing data centers located in Bedford, Massachusetts and Belfast, Maine. Our investment in software development consists of company managed-design, development, and testing of new application functionality. Our capitalized software development increased by $5.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily related to the new automation activities related to the new athenaCoordinator service offering. The change of restricted cash is due to the timing of the payments made for contingent consideration relating to the Anodyne acquisition completed in 2009. The net change in proceeds and purchases of our available for sale investments is based upon the changes in maturity of our investments in securities. In the nine months ended September 30, 2011, we acquired a conference center located in Maine for $7.0 million and Proxsys for $27.9 million.
Financing Cash Flow Activities
The cash provided by financing activities was $24.0 million for the nine months ended September 30, 2012, compared to cash provided by financing activities of $10.3 million for the nine months ended September 30, 2011. The change is primarily attributable to the $9.7 million payment related to our debt and interest rate swap in 2011. We elected to repay all of our outstanding debt balances under our equipment line of credit and term loan, as well as terminate our related interest rate derivative in May 2011. The increase of $5.1 million in cash received from the exercise of stock options during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 is primarily due to the overall increase in the strike price of the options exercised along with an increase in the number of options exercised during the comparable time periods. This increase was offset by an increase of $3.7 million related to the cash paid to settle tax obligations through the net settlement method that our employees can elect when restricted stock units vest in the nine months ended September 30, 2012. The Company began issuing restricted stock units in 2010 and has since experienced an increase in the proportionate number of restricted stock units granted compared to options granted. The Company expects that the cash paid to settle tax obligations will increase in the near future as these issued restricted stock units begin to vest. The payment of contingent consideration relates to the Anodyne earn out which expired June 30, 2012. The amounts paid to date were accrued at the time of acquisition and therefore included as financing activities.
Contractual Obligations
We have contractual obligations under our operating leases for properties. The following table summarizes our long-term contractual obligations and commitments as of September 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 years	Other
Operating lease obligations	$34,827	$8,748	$15,688	$5,099	$5,292	$—
Other	1,685	—	—	—	—	1,685
Total	$36,512	$8,748	$15,688	$5,099	$5,292	$1,685
The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, headquarters; our Rome, Georgia, offices; our Alpharetta, Georgia, offices; our Birmingham, Alabama, offices; our Austin, Texas, offices and our Chennai, India, offices.
Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of September 30, 2012, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of September 30, 2012 and 2011, and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the nine months ended September 30, 2012, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and available for sale investments totaling $182.3 million at September 30, 2012. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term and long-term, interest-bearing, investment-grade securities. Due to the short and expected term of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
Interest Rate Risk. As of September 30, 2012, we had no outstanding long-term debt and capital lease obligations and there were no amounts outstanding under the revolving credit facility.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2012 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
ADP AdvancedMD, Inc. (f/k/a AdvancedMD Software, Inc.)
On July 18, 2011, the Company filed a complaint against AdvancedMD Software, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that AdvancedMD Software, Inc. has infringed two of the Company’s U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” On May 16, 2012, the Court entered the parties’ joint stipulation of dismissal without prejudice of claims and counterclaims related to U.S. Patent No. 7,720,701. A Markman Hearing was held on September 14, 2012. The Court has not yet issued its Markman decision. The Company is seeking permanent injunctive relief, damages, pre- and post-judgment costs and interest, and attorneys’ fees.
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
On September 16, 2012, Cordjia agreed to dismiss with prejudice all of its actions and the parties filed joint stipulations of dismissal with prejudice as to all claims in the Delaware Superior Court and the Delaware Court of Chancery. On September 18, 2012, the parties filed a joint stipulation of dismissal with prejudice of the Maine Superior Court action; the Court granted this on September 25, 2012. Consequently, all claims against the Company in the actions have been dismissed with prejudice.
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
Medsquire, LLC
On December 6, 2011, a complaint was filed by Medsquire, LLC against the Company in a patent infringement case (Medsquire, LLC v. athenahealth, Inc., Civil Action No. 2:11-CV-10126-JHN-PLA, United States District Court for the Central District of California). The complaint alleges that the Company has infringed U.S. Patent No. 5,682,526 with a listed issue date of October 28, 1997, entitled “Method and System for Flexibly Organizing, Recording, and Displaying Medical Patient Care Information Using Fields in a Flowsheet.” The complaint seeks damages, pre-judgment interest, and attorneys’ fees. Medsquire, LLC and the Company have reached a confidential settlement in the matter. On October 4, 2012, the Court entered the parties' joint stipulation of dismissal with prejudice of all claims and counterclaims.
In addition, from time to time the Company may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company does not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors.
Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-

looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations, and financial condition.
In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 16, 2012, we describe risk factors related to the Company. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
Due to the particular nature of certain services we provide or the manner in which we provide them, we may be subject to government regulation unrelated to health care.
While our services are primarily subject to government regulations pertaining to health care, certain aspects of those services may require us to comply with regulatory schemes from other areas. Examples of such regulatory schema include:
Antitrust Laws.  Our national cloud-based network allows us access to cost and pricing data for a large number of providers in most regional markets, as well as to the contracted rates for third-party payers. To the extent that our services enable providers to compare their cost and pricing data with those of their competitors, those providers could collude to increase the pricing for their services, to reduce the compensation they pay their employees, or to collectively negotiate agreements with third parties. Similarly, if payers are able to compare their contracted rates of payment to providers, those payers may seek to reduce the amounts they might otherwise pay. Such actions may be deemed to be anti-competitive and a violation of federal antitrust laws. To the extent that we are deemed to have enabled such activities, we could be subject to fines and penalties imposed by the U.S. Department of Justice or the Federal Trade Commission and be required to curtail or terminate the services that permitted such collusion.
Debt Collection Laws.  As a billing service that offers patient communication and registration services, our employees or those of our service providers may from time to time come into contact with patients who owe our clients outstanding amounts. Communications with patients that relate to amounts owed may be deemed to subject us or our service providers to federal or state debt collection laws and regulations. Such laws and regulations, if deemed to apply to us, could require registration with government agencies and compliance with significant administrative obligations (e.g., to maintain an in-state office with local employees), which could result in increased expenses and subject us to fines and penalties for violation. Following the disclosure in 2012 of the methods used by debt collector Accretive Health to obtain payment of amounts owed by patients to one of its hospital clients, heightened focus on debt collection practices may lead to additional regulation and greater scrutiny of existing debt collection practices.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Exhibit Index

†10.1	2007 Employee Stock Purchase Plan, as amended

†10.2	Director Compensation Plan, effective as of July 1, 2012

10.3	Third Amendment to Lease by and between the Registrant and President and Fellows of Harvard
College, dated August 29, 2012

10.4	Amendment No. 2 to Professional Services Agreement by and between the Registrant and International
Business Machines Corporation, dated July 3, 2012

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101**	The following financial statements from athenahealth, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the SEC on October 19, 2012, formatted in XBRL, as follows:
(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Comprehensive Income
(iv) the Condensed Consolidated Statements of Cash Flows
(v) the Notes to the Condensed Consolidated Financial Statements, tagged in summary and detail

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

*	Furnished herewith

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/S/ JONATHAN BUSH
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ TIMOTHY M. ADAMS
Timothy M. Adams, Chief Financial Officer, Senior Vice President
Date: October 19, 2012