Form 10-K
period 2012-12-31
ATHENAHEALTH INC
filed 2013-02-11
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,818,219,399 based on the closing price on the NASDAQ Global Select Market on June 29, 2012.
At February 7, 2013, the registrant had 36,331,531 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2012.

i

PART I
SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including the combination or integration of newly acquired services; expanded sales and marketing efforts; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity issues; additional fundraising; our proposed acquisition of Epocrates, Inc.; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our expectations for future financial or operational performance, product and service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology.
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
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market share, is based on information from independent industry analysts and third-party sources (including industry publications, surveys, and forecasts), our internal research, and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable. None of the sources cited in this Annual Report on Form 10-K has consented to the inclusion of any data from its reports, and we have not sought the consent of any source. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information. While we believe the market position, market opportunity, and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Item 1.	Business.
In this Annual Report on Form 10-K, the terms the “Company,” “athenahealth,” “we,” “us,” and “our” refer to athenahealth, Inc. and its subsidiaries, Anodyne Health Partners, Inc.; athena Point Lookout, LLC; athenahealth MA, Inc.; athenahealth Security Corporation; athenahealth Technology Private Limited; Echo Merger Sub,Inc.; Healthcare Data Services LLC; and Proxsys LLC, and any subsidiary that may be acquired or formed in the future. We were incorporated in Delaware on August 21, 1997, as Athena Healthcare Incorporated. We changed our name to athenahealth.com, Inc. on March 31, 2000, and to athenahealth, Inc. on November 17, 2000. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts, 02472, and our telephone number is (617) 402-1000.
Overview
athenahealth provides cloud-based business services that help medical care givers collect more revenue and greatly reduce the trouble and inconvenience of their administrative tasks. Through a combination of three distinct but interconnected components—cloud-based software, networked knowledge, and back-office work—athenahealth enables its providers to achieve and sustain financial health while keeping their focus on quality patient care.
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
Our cloud-based services are currently packaged as four integrated offerings: athenaCollector for revenue cycle management, athenaClinicals for clinical cycle management, athenaCommunicator for patient cycle management, and athenaCoordinator for referral cycle management. Our single-instance platform allows every client to benefit from the collective knowledge of all other clients through our patented billing Rules Engine and clinical Quality Management Engine, collectively called “athenaRules.” This powerful, shared knowledge enables our clients to monitor and benchmark their performances against those of peer practices across the network. Our comprehensive business intelligence application, Anodyne Analytics, together with the services of our newest subsidiary, Healthcare Data Services LLC, further support our clients’ goal of financial health by equipping them with data analysis and visualization tools and actionable insight into their performance and the health of their patient populations.
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
In 2000, we released our first service offering, athenaCollector, and followed with athenaClinicals in 2006. athenaCommunicator, introduced in 2010, represents the integration and rebranding of our first acquisition, Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net). We continued this expansion of our offerings in October, 2009, with our acquisition of Anodyne Health Partners, Inc. (“Anodyne”), the privately held company that developed the Anodyne Analytics service. In August, 2011, to further accelerate the development of our emerging care coordination service, we acquired Proxsys LLC (“Proxsys”), a leading provider of cloud-based care coordination services between physicians and hospitals. Finally, in October 2012 we acquired Healthcare Data Services LLC, which offers patient population health management services.
In 2012, we generated revenue of $422.3 million from the sale of our services, compared to $324.1 million in 2011. As of December 31, 2012, there were 39,752 medical providers, including 28,011 physicians, using our athenaCollector service across 47 states and the District of Columbia and 77 medical specialties.
Market Opportunity
The health care industry is complex and fragmented, and is largely served by legacy software systems that do not offer the core competencies of collaboration, flexibility, and interoperability. A disproportionate amount of communication still takes place on paper instead of via automated communications. This combination of outdated, inflexible systems and paper workflows creates significant costs for health care organizations, which suffer sizable administrative work, as well as duplication and errors. By addressing these problems head on, medical care givers can free their staff to focus on the practice of medicine.
While the fee-for-service reimbursement framework is fraught with complexity for medical practices, managed care plans typically are even more complex, creating reimbursement structures that are more complicated than previous methods, with greater responsibility placed on care givers to capture and provide appropriate data to obtain payments. This reality is further complicated by newer, emerging reimbursement models such as Pay-For-Reporting, Pay-For-Performance, and Shared Savings. These programs require care givers to identify programs for which they are eligible, enroll in those programs, identify eligible patients, and record relevant billing and clinical data for each eligible encounter. In addition, care givers may be penalized for non-reporting or non-participation in these programs. Many of these programs also require a much greater focus on care coordination and cost efficiency across multiple care givers.
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

•
Financial incentives continue to spur on EHR purchasing activity.    The federal government enacted a financial incentive program through the 2009 Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) for care givers who demonstrate “Meaningful Use” of a certified Electronic Health Record (“EHR”) technology. While payments under the program do not represent a sustained market opportunity, they have shifted buying patterns since they were instituted, with many care givers accelerating their purchase of EHRs and making revenue cycle decisions tied to an EHR selection. We expect that these payments, together with reductions in Medicare reimbursement that will be imposed starting in 2015 for failure to demonstrate Meaningful Use, will continue to drive EHR adoption.

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
Our Strategy
Our mission is to be medical care givers’ most trusted service, helping them do well, doing the right thing. In almost all cases, we price our services as a percentage of practice collections, which incentivizes us to improve organization performance while simultaneously reducing cost through more efficient operations. As practices face rising costs, greater complexity, and changing reimbursement rates, they need solutions for a diverse set of problems. These problems include increased administrative work required to manage new reimbursement models; greater demand from trading partners and Shared Savings program members for electronic data exchange; pressure to adopt expensive EHRs; continued changes to federally mandated transaction standards; new insurance payer rules; more complicated reimbursement structures; and increased work to collect self-pay balances from uninsured, underinsured, and HDHP patients.
We believe that traditional, locally installed software fails to address all of these needs, solving only a subset of problems that can be managed through electronic storage and data transmission, without allowing for intelligent evolution of the functionality. Locally installed software also favors larger organizations that can afford an up-front investment in hardware and software, as well as the staff to manage and maintain these systems. Cloud-based software can solve a greater set of these problems—particularly when implemented in a single instance—because it can be quickly updated and delivered to all clients without expensive upgrades or new hardware installation. However, there remain many challenges that even cloud-based software alone cannot address without a corresponding service component. Examples include processing and sorting all incoming paper documents that a practice receives; identifying and managing payer rules; identifying and enrolling care givers in Pay-For-Performance programs; selecting and alerting care givers to Pay-for-Performance measures for specific patients; and taking patient phone calls with a live operator when a practice is closed. Our unique service model addresses these problems for clients through cloud-based software that delivers targeted knowledge to the right user at the right time, and through large service operations that can achieve a comparative advantage by executing work at scale that would otherwise fall upon the practice.
The electronic connectivity and system infrastructure that we provide would normally be out of reach for small independent practices, which make up a large portion of the care giver market. However, because we automate processes and scale work across our entire provider network, we can efficiently deliver our services to medical practices of every size. By enabling small practices to receive the same level of technical and service infrastructure available to large clients, we provide significant benefit not only to practices but also to all of their trading partners and fellow Shared Savings program members. As practices continue to be acquired or divested by other entities, this strategic flexibility will enhance our ability to compete, regardless of whether the practice is independent or owned by a large enterprise.
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

•
Integration of revenue cycle, clinical cycle, patient cycle, and referral cycle.    As payment models continue to integrate cost efficiency and performance into reimbursement formulas, activities that previously were not factors in reimbursement will become more important in driving practice performance. Only practices that control these activities in a way that is fully integrated with their revenue cycle will have visibility into their true financial health. Some examples might be care hand-offs between physicians and trading partners, care coordination to prevent duplicate procedures, patient adherence reminders, and closed-loop prescription and lab order management. We proactively demonstrate to practices how, when fully adopted and optimized, our integrated services—athenaCollector, athenaClinicals, athenaCommunicator, and athenaCoordinator—can help medical care givers manage and monitor performance comprehensively.

•
Maintaining and growing athenaRules.    Our Rules Engine leverages our single-instance platform to allow all clients to benefit from knowledge across the network. We actively seek out new revenue opportunities for practices and use the Rules Engine to deliver the right information to the right person at the right time. For athenaCollector clients, these rules are introduced during charge entry and claim submission to alert users to any errors or omissions; this increases the percentage of transactions that are successfully executed on the first attempt and reduces the time it takes to fully resolve claims or other transactions. We continually build our centralized payer reimbursement rules by learning from the collective experience of our national network of clients, as well as through proactive outreach to payers. The rules embedded in athenaClinicals are becoming increasingly tied to reimbursement as more Pay-for-Reporting, Pay-for-Performance, shared savings, and other bonus payments require specific action at the point of care. The athenaClinicals workflow allows customizable alerts to surface during the encounter to ensure that the proper quality measures are being prompted. Without the type of automation found in our Quality Management Engine, these payment programs would plague physicians with an administrative burden, significantly impairing their ability to practice.

•
Increasing awareness and attracting new clients.    We believe that our cloud-based business services provide significant value for medical practices of any size, and we continue to expand sales and marketing efforts to address our market opportunity and aggressively seek new clients. Our athenaCollector client base currently represents approximately four percent of the addressable U.S. market, comprised of an estimated 674,000 physicians practicing in the ambulatory segment. In addition to our traditional marketing efforts targeted at small and group practices, we have introduced several new programs to reach hospitals, health systems, and health services companies to help them manage their affiliated and employed physician strategies.

•
Uncovering and delivering new sources of revenue to clients.    We have worked closely with payers and other health care trading partners to demonstrate the process efficiencies and reduction in administrative work that our services provide to medical practices. We believe that, as these trading partners gain greater understanding of these advantages and related system-wide benefits, they will continue to reward these efficiencies in a manner that accrues direct benefits for our clients.

•
High levels of user adoption and network transparency.    One of the biggest challenges for traditional EHR software vendors has been lack of physician adoption. While adoption is increasing, many physicians have not used software templates to habitually document encounters and fear that EHRs will slow them down. Traditional documentation styles such as paper or dictation are preferred in many cases. Due to our large service operation, we can support many alternate documentation styles that are not available with software-only solutions. For example, physicians can continue to document on paper and transmit that document to us to be processed and attached to the patient chart. By supporting multiple work styles and integrating these activities into the complete revenue, clinical, patient, and referral cycles, our clients realize significant benefits by using our EHR, which drives our high adoption rate. We, in turn, convert this usage data into system-wide measures of top-line practice performance, individual clinician performance, and the associated drivers of each. We can then share this intelligence on the measures that correlate with, or drive, practice performance with our entire network of clients.
Our Solutions
Our service offerings are based on our proprietary cloud-based software, a continually updated database of rules, and integrated back-office service operations. Our services are designed to help our clients achieve faster reimbursement from all parties, reduce error rates, increase collections, lower operating costs, improve operational workflow controls, improve coordination of care, and more efficiently manage clinical and billing information.
athenaCollector, Anodyne Analytics, and Healthcare Data Services
Our principal offering, athenaCollector, is our revenue cycle management service. It automates and manages billing-related functions for medical practices and includes a practice management platform. athenaCollector assists our clients with the proper handling of claims and billing processes to help manage reimbursement quickly and efficiently. Complementing athenaCollector is our business intelligence offering, Anodyne Analytics, which provides physicians and practice managers with comprehensive, detailed insight into practice performance, and Healthcare Data Services, which offers practices a better understanding of the cost and quality of the care they provide to their patients.
Software (athenaNet, Anodyne Analytics, and HDS Services)
Through athenaNet, athenaCollector utilizes the Internet to connect medical practices to our Rules Engine and service operations team. athenaCollector is a complete practice management system that includes scheduling, payment processing, and a workflow dashboard. The system is used by our clients and our services team to track claims requiring edits in real-time before they are sent to the payer, claims requiring work that have come back from the payer unpaid, and claims that are being held up due to administrative steps required by the individual client. This web-native functionality provides our clients with the benefits of our payer rules database as it is updated and enables them to interact with our services team to efficiently monitor workflows. Each transaction runs through our centralized Rules Engine so preventable mistakes can be corrected quickly across all of our clients. We also include a full set of reporting tools in athenaNet, so that users can track their ongoing performance and benchmark it against other practices.
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
As a complement to Anodyne’s business intelligence services, in October 2012 we added population-based cost and quality data analysis and reporting capabilities to our line of offerings through the acquisition of Healthcare Data Services. These newly added services gather claims, health plan administrative, and clinical data from client health care organizations and combine those data into a single data asset that can be used by the client to coordinate care, reduce health care utilization, and address gaps in care across its patient population. This enables clients to participate more effectively in new payment models offered by the U.S. government and commercial health plans, which aim to create a reimbursement system that links care reimbursement to the quality of care delivered and, ultimately, to reduce overall health care expenses for patient populations. In the future, we plan to further leverage the additional detail and analysis offered by Anodyne Analytics and our Healthcare Data Services offerings to visually present other data sets, such as clinical and patient cycle metrics.
Knowledge (athenaRules)
Medical practices route all of their day-to-day electronic and paper-based payer communications to us, which we then process using our patented billing Rules Engine and service operations to avoid reimbursement delays and improve practice performance. Our proprietary database of payer knowledge has been constructed based on over twelve years of experience in handling the physician workflow in thousands of medical practices, with medical claims from tens of thousands of health benefit packages. The core focus of the database is on the payer rules, which are the key drivers of claim payment and denials. Understanding denials allows us to construct rules to avoid future denials across our entire client base, resulting in increased automation of our workflow processes. On average, over 150 rules are added to or revised in our Rules Engine each month. athenaRules has been designed to interact seamlessly with athenaNet in the medical office workflow and with our service operations.
Work (athenahealth Service Operations)
athenahealth service operations enable the service teams that collaborate with client staff to achieve successful transactions. Our service operations consist of both knowledgeable staff and technological infrastructure used to execute the key steps associated with proper handling of physician claims and clinical data management. The service operations team is comprised of more than 1,000 people who interact with physicians, providers, and clinicians at all of the key steps in the revenue cycle, including:

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

athenaCommunicator
Through athenaNet, athenaCommunicator—which includes ReminderCall (part of the acquisition of Crest Line Technologies, LLC in September 2008) and other automated patient messaging services, live operator services, and a patient portal—was commercially released in the first half of 2010. These services help reduce patient no-show rates and improve overall schedule density, which increases the number of revenue-generating appointments for our clients. The ability to increase patient outreach also helps provide clinical education and adherence reminders to patients, which increases the quality of care and improves outcomes without increasing practice demand to monitor and contact patients. Reminders may also be used to drive collection of patient self-pay balances. Together, these services provide a personalized, high-quality experience for patients while driving practice performance.
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
Software (athenaNet)
athenaCoordinator allows providers, via an easy-to-use online portal, to electronically prepare and send a “clean order” for a referral—meaning all the pertinent information needed to streamline care coordination is complete—and a patient can arrive at his or her appointment with another physician, or at a hospital or lab, with information already entered and verified. This information can include the order details, the patient’s insurance eligibility, any necessary pre-certification, information the receiving provider needs to fulfill and bill the order, and details on any prior authorizations that are needed. This type of efficient information transfer delivers benefits to both the referring and receiving providers. For the initial care giver, athenaCoordinator reduces time spent managing outbound orders and can provide greater visibility to patient status after the referring visit. For the receiving care giver, athenaCoordinator reduces denials, the time spent processing referrals, and the risk of acting on erroneous information. Referring providers who use athenaClinicals can also receive a detailed care summary of the referral, effectively closing the loop of patient care.
Knowledge (athenaRules)
As part of a streamlined path of coordinated care information, athenahealth’s powerful, cloud-based Rules Engine automatically determines a patient’s insurance eligibility after a referring provider enters an order via the web-based portal. This cuts down on the need for practice staff to manually contact an insurer and allows a patient to arrive at a receiving provider with his or her coverage eligibility already confirmed. Both the patient and the receiving hospital or lab staff can then focus on care and not get bogged down with insurance eligibility research at the point of care.
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
Research and Development
Our research and development efforts focus on enhancing our service offerings in response to changes in the market and evolving our technology platform to better serve medical practices. All of our clients use the same version of our software, although some athenaRules are designed to take effect locally for particular clients. We continually update our software and rules and execute bimonthly releases of new software functionality for our clients. Our software development life cycle methodology ensures that each software release is properly designed, built, tested, and rolled out. Our software development technologists are primarily located in the United States; we complement this team’s work with software development services from third-party technology development providers in Huntsville, Alabama; Pune, India; and Tver, Russia, as well as our own employees at our development center operated through our subsidiary in Chennai, India. In addition to our core software development activities, we dedicate full-time staff to our ongoing development and maintenance of the rules database. On average, over 150 rules are added or revised in our billing Rules Engine each month. We also employ program management and product management personnel, who work continually on improvements to our service operations processes and our service design, respectively.
athenaIntelligence
The team behind athenaRules is based in Watertown, Massachusetts, and is supported by employees at all of our locations. This team is responsible for creating the billing rules that alert clients to potential problems on claims and for the creation of the clinical rules that alert clinical staff to quality measures applicable to particular patients and encounters. Some key metrics delivered by the athenaIntelligence team in 2012 were:

•	over 27 different Pay-for-Performance programs built into the Rules Engine; and

•	94.2% of claims resolved on the first submission.
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
We depend on satisfied clients to succeed. Our client contracts require minimum commitments by us on a range of tasks, including claims submission, payment posting, claims tracking, and claims denial management. We also commit to our clients that athenaNet is accessible 99.7% of the time, excluding scheduled maintenance windows. Each quarter, our management conducts a survey of clients to identify client concerns and track progress against client satisfaction objectives. In our most recent survey 87.2% of the respondents reported that they would recommend athenahealth to a trusted friend or colleague.

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

•
relationship management by regional leaders of the client services organization to ensure that decision-makers at client practices are satisfied and that regional performance is managed proactively with regard to client satisfaction, client margins, client retention, renewal pricing, and added services; and

•	active, real-time performance monitoring for clients with complex and highly scaled operations.
The increased burden on patients to pay for a larger percentage of their health care services, together with the need for care givers to have the ability to determine this patient payment responsibility at the time of service, has led some payers to develop the capability to accept and process claims in real time. This is frequently referred to within the industry as “real time adjudication” (or “RTA”) because it avoids the processing time that adjudication of claims by payers has historically involved. Under an RTA system, payers notify physicians immediately upon receipt of billing information if third-party claims are accepted or rejected, the amount that will be paid by the payer, and the amount that the patient may owe under the particular health plan involved. Taking advantage of this payer capability, we have designed a platform for transacting with payer RTA systems that is payer-neutral and designed to integrate the various payer RTA processes so that our clients experience the same workflow regardless of payer. Using this platform, we have collaborated with three major payers, Highmark Blue Cross Blue Shield, Humana, and United Healthcare, to process RTA transactions with their systems.
Sales and Marketing
We have developed sales and marketing capabilities aimed at expanding our network of physician clients. We expect to expand our network by selling our services to new clients and cross-selling additional services into our client base. We have a direct sales force, which we augment through our channel partners and marketing initiatives.
Direct Sales
We sell our services primarily through our direct sales force. Our sales force is divided into four groups: the national accounts team, which is dedicated to serving the very largest managed care organizations, including multi-state hospital systems and academic medical centers, as well as those with high growth potential, including for-profit health care systems; the enterprise team, which is dedicated to managed care organizations with 21 or more physicians that are not handled by the national accounts team; the group team, which is dedicated to medical practices with five to twenty physicians; and the small group team, which is dedicated to practices with one to four physicians. Our sales force is supported by personnel in our marketing organization, who provide specialized support for promotional and selling efforts. Due to our ongoing service relationship with clients, we conduct a consultative sales process. This process includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services.
Channel Partners
In addition to our direct sales force, we maintain business relationships with third parties that promote or support our sales or services within specific industries or geographic regions. We refer to these third parties as “channels” and the individuals and organizations involved as our “channel partners.” In most cases, these relationships are agreements that compensate channel partners for providing us sales lead information that results in sales. These channel partners generally do not make sales but instead provide us with leads that we use to develop new business through our direct sales force. Other channel relationships permit third parties to act as an independent sales representative, a purchasing agent (as in the case of group purchasing organizations), or a joint marketer of combined service offerings that we jointly develop with that third party. In some instances, the channel relationship involves endorsement or promotion of our services by these third parties. In 2012, channel-based leads were associated with approximately 41% of our new business. Our channel relationships include state medical societies, health care information technology product companies, health care product distribution companies, consulting firms, group purchasing organizations, health systems, regional extension centers, and payers. Examples of these types of channel relationships include:

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

•
WorldMed Shared Services, Inc. d/b/a PSS World Medical Shared Services, Inc. (“PSS“).    In October 2010, we entered into an agreement with PSS for the marketing and sale of our revenue cycle, clinical cycle, and patient cycle services. Under the terms of the agreement, PSS has a non-exclusive right to distribute, sell, market, and promote our services in the United States (excluding Hawaii) and we will pay PSS commissions based upon the contract value of client orders placed through PSS. According to PSS, they are the largest provider of medical and surgical supplies to the physician market in the United States, with a sales force of more than 750 sales consultants who distribute medical supplies and equipment to approximately 100,000 offices in all 50 states.

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
In June 2006, we introduced our annual PayerView rankings to provide an industry-unique framework that systematically addresses what we believe is administrative complexity that exists between payers and providers. PayerView is designed to look at payers’ performance based on a number of categories, which combine to provide an overall ranking aimed at quantifying the “ease of doing business with the payer.” All data used for the rankings come from our clients’ actual claims performance data and depict our experience in dealing with individual payers across the nation. The rankings include payers that meet a threshold of 6,500 claims per quarter in athenaNet.
Competition
We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competition is the use of locally installed software to manage revenue cycle, clinical cycle, patient cycle, and referral cycle workflow within the physician’s office. Other nationwide competitors have begun introducing services that they refer to as “on-demand” or “software-as-a-service” models, under which software is centrally hosted and services are provided from central locations. Software and service companies that sell practice management and EHR software and medical billing, collection, and referral management services include Allscripts-Misys Healthcare Solutions, Inc.; eClinicalWorks, LLC; Epic Systems Corporation; GE Healthcare; Greenway Medical Technologies, Inc.; Quality Systems, Inc.; Sage Software Healthcare, Inc.; SCI Solutions, Inc.; and Siemens Medical Solutions USA, Inc. As a service company that provides revenue cycle services, we also compete against large billing companies such as Ingenix, a division of United Healthcare, Inc.; McKesson Corp.; and regional billing companies.
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
HITECH Act.    The HITECH Act, which became law in February 2009, and the regulations issued under it, have provided, among other things, clarification of certain aspects of both the Privacy and Security Rules, expansion of the disclosure requirements for a breach of the Security Rule, and strengthening of the civil and criminal penalties for failure to comply with HIPAA. As these additional requirements become effective, we will be required to comply with them.
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
United States Food and Drug Administration
The U.S. Food and Drug Administration (“FDA”) has promulgated a draft policy for the regulation of computer software products as medical devices and a proposed rule for reclassification of medical device data systems under the Federal Food, Drug and Cosmetic Act, as amended, or FDCA. The FDA has stated that health information technology software is a medical device under the FDCA, and we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in health care settings regardless of whether the draft policy or proposed rule is finalized or changed. We anticipate additional guidance on this subject by early 2014, in the form of a report to be issued by the FDA, ONCHIT, and the Federal Communications Commission. This report would propose a regulatory framework for health information technology that promotes innovation, protects patient safety, and avoids regulatory duplication.
If our computer software functionality is considered a medical device under the FDCA, we could be subject to additional regulatory requirements. Under the FDCA, medical devices include any instrument, apparatus, machine, contrivance, or other similar or related article that is intended for use in the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease. FDA regulations govern, among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export. FDA requirements with respect to devices that are determined to pose lesser risk to the public include:

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
As of December 31, 2012, we held three U.S. patents, with eighteen U.S. patent applications pending, one U.S. provisional patent application pending, and eight foreign patent applications pending. Our first patent relates to our unique patient workflow process, including the Rules Engine, which applies proprietary rules to practice and payer inputs on a live, ongoing basis to produce cleaner health care claims, which can be adjudicated more quickly and efficiently. This patent was granted in November 2009 and expires in December 2023. Our second patent covers the self-service implementation of a practice management system, which allows for our clients to configure their systems themselves by responding to a series of rule-based questions, thus saving time and money. This second patent was granted in May 2010 and expires in July 2029. Our last patent relates to our automated reconciliation of bank transactions with deposit entries in athenaCollector, which helps to speed preparation of month-end financial statements. This patent was granted in December 2012 and expires in May 2030. We will continue to file and prosecute patent applications when and where appropriate to protect our rights in proprietary technologies.
We also rely on a combination of registered and unregistered service marks to protect our brand. Our registered service marks include athenaClinicals, athenaCollector, athenaCommunicator, athenaCoordinator, athenahealth, athenaNet, PayerView, and the athenahealth logo. Anodyne Analytics, Anodyne Dashboard, athenaCare, athenaEnterprise, athenaInsight, athenaOne, athenaRules, ReminderCall, and VaccineView are unregistered service marks. This Annual Report on Form 10-K also includes the registered and unregistered trademarks and service marks of other persons.
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
Employees
As of December 31, 2012, we had 2,339 full-time employees, with 1,362 in service operations, 353 in sales and marketing, 402 in research and development, and 222 in general and administrative functions. Of these full-time employees, 2,148 were located in the U.S. and 191 were located in Chennai, India. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.
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
Revenue cycle and clinical cycle software for medical practices has historically been dominated by large, well-financed, and technologically sophisticated entities that have focused on software solutions. Some of these entities are now offering “on-demand” services or a “software-as-a-service” model under which software is centrally administered, and these vendors may also provide administrative services. The size, financial strength, and breadth of offerings of the larger entities is increasing as a result of continued consolidation in both the information technology and health care industries. We expect large integrated technology companies to continue to become more active in our markets, both through acquisition and internal investment. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we possess. In addition, a few smaller companies have started providing single-instance, Internet-based software using a model similar to ours; the offerings of these smaller companies may reduce the perceived competitive advantage of our services and impact our market share. Further, while the market for patient communication and referral management services is growing and is not as yet dominated by a small group of vendors with significant resources, our patient and referral cycle services face competition from a wide variety of market participants. For example, certain health systems have developed their own patient portals or referral management systems. If we fail to distinguish our patient and referral cycle offerings from the other options available to health care providers, the demand for and market share of those offerings may decrease.
Some of our current large competitors, such as Allscripts-Misys Healthcare Solutions, Inc.; Epic Systems Corporation; GE Healthcare; McKesson Corp.; Quality Systems, Inc.; Sage Software Healthcare, Inc.; and Siemens Medical Solutions USA, Inc., have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our integrated offerings. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. In addition to new niche vendors, who offer stand-alone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions, which have information systems in place with clients in our target market. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our services, but that offer ease of integration with existing systems and that leverage existing vendor relationships.

The market for Internet-based medical business services may not develop substantially further or develop more slowly than we expect, harming the growth of our business.
While Internet-based medical business services are becoming more accepted, the market for these services remains narrowly based, and it is uncertain whether these services will achieve and sustain the high levels of demand and market acceptance we anticipate. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand business services in general, and for their revenue, clinical, and patient cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services, because they have concerns regarding the risks associated with the security and reliability, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition, or operating results.
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
We have been experiencing a period of rapid growth. To manage our anticipated future growth effectively, we must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to manage our rapid growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.

We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation. While we have three issued U.S. patents and a number of U.S. and foreign patent applications pending as of December 31, 2012, we may be unable to obtain further meaningful patent protection for our technology. In addition, any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties.
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
The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. For example, in 2011 a complaint was filed by PPS Data, LLC naming us in a patent infringement case. For additional information regarding this litigation, see Part I, Item 3, “Legal Proceedings.” Our technologies may not be able to withstand such third-party claims of rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.
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
Current and future litigation against us could be costly and time-consuming to defend and could result in additional liabilities.
We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients of our physician clients, or stockholders. For example, we have entered into a purchase and sale agreement for the property on which our corporate headquarters are located. This property is a former Superfund site, and our ownership of it, or any of our other properties, could expose us to liability under applicable environmental laws. Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.
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
To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Volatility in the price of our stock or failure to obtain stockholder approval for increases in the number of shares available for grant under our equity plans may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirements to expense equity awards may discourage us from granting the size or type of equity awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring products, technologies, or businesses that will help our business;

•	difficulties in integrating operations, technologies, services, and personnel;

•	diversion of financial and managerial resources from existing operations;

•	the risk of entering new markets in which we have little to no experience;

•	risks related to the assumption of known and unknown liabilities;

•	the risk of write-offs and the amortization of expenses related to purchased intangible assets; and

•	delays in client purchases due to uncertainty and the inability to maintain relationships with clients of the acquired businesses.
As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.
RISKS RELATED TO THE PROPOSED ACQUISITION OF EPOCRATES, INC.
Completion of the proposed acquisition of Epocrates, Inc. (“Epocrates”) is subject to various closing conditions, involves significant costs, and will require considerable attention from our management. Failure to complete the acquisition could adversely affect our stock price and our future business and operations.
On January 7, 2013, we entered into a definitive agreement to acquire Epocrates, Inc. (“Epocrates”), a leading provider of clinical content to healthcare providers via a mobile device at the point of care. The completion of the proposed acquisition of Epocrates is subject to the satisfaction of various closing conditions, including the approval by Epocrates’ stockholders, and we cannot assure you that such conditions will be satisfied and that the acquisition will be successfully completed. In the event that the acquisition is not consummated, we will have spent considerable time and resources, and incurred substantial costs, including costs related to the acquisition, many of which must be paid even if the merger is not completed. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged and, as a result, the market price of our common stock could decline.
We may fail to realize the anticipated benefits of the acquisition of Epocrates.
The success of the acquisition of Epocrates will depend on, among other things, our ability to combine the businesses of athenahealth and Epocrates in a manner that does not materially disrupt existing relationships and that allows us to achieve operational synergies and capitalize on the increased brand recognition and customer base of the combined company. If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive or accelerate sales in near or long term.
athenahealth and Epocrates have operated and will continue to operate independently until the expected close of the acquisition in the early part of 2013. It is possible that the integration process could result in the loss of key employees; the disruption of athenahealth’s or Epocrates’ ongoing businesses; or inconsistencies in standards, controls, procedures, or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management’s attention from our core business and other opportunities that could have been beneficial to our shareholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the acquisition.
Further, the actual integration may result in additional and unforeseen expenses. Operational improvements and actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. If we are not able to adequately address these challenges, athenahealth and Epocrates may be unable to realize the anticipated benefits of the integration of the two companies.
We expect to incur additional costs in connection with the acquisition of Epocrates and in integrating the companies into a single business.
During the year ended December 31, 2012, athenahealth incurred legal and professional fees in connection with the Epocrates acquisition of approximately $0.5 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. If the total costs of the integration exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.

RISKS RELATED TO OUR BUSINESS — FINANCIALS
Our operating results have in the past fluctuated and may continue to fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of an investment in our common stock could decline substantially.
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

•	the financial condition of our current and future clients;

•	changes in client budgets and procurement policies;

•	the amount and timing of our investment in research and development activities;

•	the amount and timing of our investment in sales and marketing activities;

•	technical difficulties or interruptions in our services;

•	our ability to hire and retain qualified personnel and maintain an adequate rate of expansion of our sales force;

•	changes in the regulatory environment related to health care;

•	regulatory compliance costs;

•	the timing, size, and integration success of potential future acquisitions; and

•	unforeseen legal expenses, including litigation and settlement costs.
Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance.
A significant portion of our operating expense is relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue and profitability. Accordingly, unexpected revenue shortfalls, lower-than-expected revenue increases as a result of planned expenditures, and longer-than-expected impact on profitability and margins as a result of planned revenue expenditures may decrease our gross margins and profitability and could cause significant changes in our operating results from quarter to quarter. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.
If the revenue of our clients decreases, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.
Under most of our client contracts, we base our charges on a percentage of the revenue that the client realizes while using our services. Many factors may lead to decreases in client revenue, including:

•	interruption of client access to our system for any reason;

•	our failure to provide services in a timely or high-quality manner;

•	failure of our clients to adopt or maintain effective business practices;

•	actions by third-party payers of medical claims to reduce reimbursement;

•	government regulations and government or other payer actions or inaction reducing or delaying reimbursement; and

•	reduction of client revenue resulting from increased competition or other changes in the marketplace for physician services.

The current economic situation may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our physician clients. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our clients could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. Further, despite the cost benefits that we believe our services provide, prospective clients may wish to delay contract decisions due to implementation costs or be reluctant to make any material changes in their established business methods in the current economic climate. With a reduction in tax revenue, state and federal government health care programs, including reimbursement programs such as Medicaid, may be reduced or eliminated, which could negatively impact the payments that our clients receive. Also, although we currently estimate our expected customer life to be twelve years, this is only an estimate, and there can be no assurance that our clients will elect to renew their contracts for this period of time. Our clients typically purchase one-year contracts that, in most cases, may be terminated on 90 days notice without cause. If our clients’ revenue decreases for any of the above or other reasons, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.
If we are required to collect sales and use taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.
We may lose sales or incur significant expenses should states be successful in imposing state sales and use taxes on our services. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, decrease our ability to compete with software vendors subject to sales and use taxes, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe that our services are subject to sales and use taxes in a particular state, we voluntarily approach state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.
Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the states in which such taxes are imposed.
We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. The incurrence of additional accounting and legal costs and related expenses in connection with, and the assessment of, taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.
As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
The sales cycle for our services can be variable, typically ranging from three to five months from initial contact to contract execution, although this period can be substantially longer. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation, although some of our new-client set-up projects—especially those for larger clients—are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over an expected attribution period of the longer of the estimated expected customer life, currently twelve years, or the contract term.

Even if implementation has begun, there can be no assurance that we will recognize revenue on a timely basis or at all from our efforts. Implementation for a given client may be canceled, as our contracts typically provide that they can be terminated for any reason or no reason on 90 days notice. Despite the fact that we typically require a deposit in advance of implementation, some clients have canceled before our services have been started. In addition, implementation may be delayed, or the target dates for completion may be extended into the future, for a variety of reasons, including the needs and requirements of the client, delays with payer processing, and the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our provision of the revenue cycle, clinical cycle, or patient cycle services upon which we realize most of our revenues will be delayed, and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the canceled implementation process and lost opportunity for implementing paying clients in that same period of time.
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
Proprietary software development is time-consuming, expensive, and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary athenaNet application from operating properly. If athenaNet does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.
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
The ability to access athenaNet is critical to our clients’ administration of care, cash flow, and business viability. Our operations and facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes in our systems or those of others; and (iv) computer viruses, hacking, and similar disruptive problems in our systems or those of others. We attempt to mitigate these risks through various means, including redundant infrastructure, disaster recovery plans, business continuity plans, separate test systems, and change control and system security measures, but our precautions will not protect against all potential problems. If clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to clients or medical information relevant to patient care. Our plans for disaster recovery and business continuity rely in part upon third-party providers of related services, and if those vendors fail us at a time that our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Any significant instances of system downtime could negatively affect our reputation and ability to retain clients and sell our services, which would adversely impact our revenues.
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
In addition to the services we provide from our offices, we currently serve our clients from three third-party data-hosting facilities located in the greater Boston, Massachusetts, and Dallas-Fort Worth, Texas, areas. These facilities are operated by Colospace Inc. and two subsidiaries of Digital Realty Trust, Inc. In addition, in December 2009 we signed a contract with a major provider of disaster recovery services, SunGard Availability Services, LP, to store our disaster recovery plans and provide disaster recovery testing services. In the case of a significant event at any of our data centers, we could move operations from that data center to our other data centers within a reasonable timeframe.
However, these facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at two or more of the facilities could result in lengthy interruptions in our service. Even with our disaster recovery arrangements, our services could be interrupted.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with users, adversely affecting our brand and our business.
Our ability to deliver our Internet- and telecommunications-based services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable telephone, facsimile, and pager systems. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we will experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

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
In most cases where we are permitted to do so, we calculate charges for our services based on a percentage of the collections that our clients receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. The U.S. Centers for Medicare and Medicaid Services has stated that it is concerned that percentage-based billing services may encourage billing companies to engage in or overlook fraudulent or abusive practices.
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
HIPAA and other Health Privacy Regulations.    There are numerous federal and state laws related to patient privacy. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of individually identifiable health information in electronic form. HIPAA also specifies formats that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Because we translate electronic transactions to and from HIPAA-prescribed electronic formats and other forms, we are considered a clearinghouse and, as such, a covered entity subject to HIPAA. In addition, our clients are also covered entities and are mandated by HIPAA to enter into written agreements with us—known as business associate agreements—that require us to safeguard individually identifiable health information. Business associate agreements typically include:

•	a description of our permitted uses of individually identifiable health information;

•	a covenant not to disclose that information except as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

•	assurances that appropriate administrative, physical, and technical safeguards are in place to prevent misuse of that information;

•	an obligation to report to our client any use or disclosure of that information other than as provided for in the agreement;

•	a prohibition against our use or disclosure of that information if a similar use or disclosure by our client would violate the HIPAA standards;

•	the ability of our clients to terminate the underlying support agreement if we breach a material term of the business associate agreement and are unable to cure the breach;

•	the requirement to return or destroy all individually identifiable health information at the end of our support agreement; and

•	access by the Department of Health and Human Services to our internal practices, books, and records to validate that we are safeguarding individually identifiable health information.
We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. For example, the provisions of the HITECH Act and the regulations issued under it have provided clarification of certain aspects of both the Privacy and Security Rules, expansion of the disclosure requirements for a breach of the Security Rule, and strengthening of the civil and criminal penalties for failure to comply with HIPAA. In addition, ONCHIT is coordinating the ongoing development of standards to enable interoperable health information technology infrastructure nationwide based on the widespread adoption of electronic health records in the health care sector. We are unable to predict what, if any, impact the changes in such standards will have on our compliance costs or our services.
In addition, some payers and clearinghouses with which we conduct business interpret HIPAA transaction requirements differently than we do. Where clearinghouses or payers require conformity with their interpretations as a condition of effecting transactions, and their interpretations are no less stringent than ours, we seek to comply with their interpretations.
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
In addition to false claims and HIPAA requirements, we are subject to a variety of other regulatory schemes, including:

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

•
Anti-Referral Laws.    There are federal and state laws that forbid payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with health care providers. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal laws—called the Stark Law—is very complex in its application. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

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

•
Anti-Assignment Laws.    There are federal and state laws that prohibit or limit assignment of claims for reimbursement from government-funded programs. In some cases, these laws have been interpreted in regulations or policy statements to limit the manner in which business service companies may handle checks or other payments for such claims and to limit or prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our service fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

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

•
Medical Device Laws.    The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In addition, in February 2011 the FDA issued a final rule regarding regulation of Medical Device Data Systems (MDDSs), which are systems that are intended to transfer, store, convert, or display medical device data. While EHRs are expressly exempted from the final rule, it is possible that future changes in our services could involve the transfer, storage, conversion, or display of medical device data. In addition, a report, due by early 2014 from the FDA, ONCHIT, and the Federal Communications Commission, is expected to propose a regulatory framework for health information technology for the purpose of promoting innovation, protecting patient safety, and avoiding regulatory duplication. To the extent that our software is considered a medical device under the policy or an MDDS under the final rule, or is the subject of additional regulation promulgated as a result of the report, we, as a provider of application functionality, could be required, depending on the functionality, to:

◦	register and list our products with the FDA;

◦	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our functionality; or

◦	obtain FDA approval by demonstrating safety and effectiveness before marketing our functionality.
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
Our services may be significantly impacted by health care reform initiatives and will be subject to increasing regulatory requirements, either of which could affect our business in a multitude of ways. If substantive health care reform or applicable regulatory requirements are adopted, we may have to change or adapt our services and software to comply. Reform or changing regulatory requirements may also render our services obsolete or may block us from accomplishing our work or from developing new services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop services or software. For example, the conversion to the ICD-10 standard for coding medical diagnoses will likely cause significant disruption to our industry and consume a large amount of resources on our part. Such reforms may also make introduction of new service types more costly or more time-consuming than we currently anticipate. Such changes may even prevent introduction by us of new services or make the continuation of our existing services unprofitable or impossible.
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
We maintain a series of relationships with third parties that we term “channel relationships.” These relationships take different forms under different contractual language. Some relationships help us identify sales leads. Other relationships permit third parties to act as value-added resellers or as independent sales representatives for our services. In some cases, for example in the case of some membership organizations, these relationships involve endorsement of our services as well as other marketing activities. In each of these cases, we require contractually that the third party disclose information to and limit their relationships with potential purchasers of our services for regulatory compliance reasons. If these third parties do not comply with these regulatory requirements or if our requirements are deemed insufficient, sales accomplished with the data or help that they have provided, as well as the channel relationships themselves, may not be enforceable, may be unwound, and may be deemed to violate relevant laws or regulations. Third parties that, despite our requirements, exercise undue influence over decisions by current and prospective clients, occupy positions with obligations of fidelity or fiduciary obligations to current and prospective clients, or who offer bribes or kickbacks to current and prospective clients or their employees may be committing illegal acts that could render any resulting contract between us and the client unenforceable or in violation of relevant laws or regulations. Any misconduct by these third parties with respect to current or prospective clients, any failure to follow contractual requirements, or any insufficiency of those contractual requirements may result in allegations that we have encouraged or participated in illegal behavior and that payments to such third parties under our channel contracts are improper. This misconduct could subject us to civil or criminal claims and liabilities, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and adversely affect our revenue and operating margin. Even an unsuccessful challenge of our activities could result in adverse publicity, require costly response from us, impair our ability to attract and maintain clients, and lead analysts or investors to reduce their expectations of our performance, resulting in reduction in the market price of our stock.

Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees or subcontractors with respect to third parties.
Among other things, our services involve handling mail from payers and from patients for many of our clients, and this mail frequently includes original checks and credit card information and occasionally includes currency. Even in those cases in which we do not handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or subcontractors takes, converts, or misuses such funds, documents, or data, we could be liable for damages, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents, or data and therefore be subject to civil or criminal liability.
Subsidy of services similar to ours may reduce client demand if we do not participate in such programs.
In the past few years, entities such as the Massachusetts Healthcare Consortium have offered to subsidize adoption by physicians of EHR technology. In addition, federal regulations have been changed to permit such subsidy from additional sources, subject to certain limitations, and the current administration passed the HITECH Act, which provides federal support for EHR initiatives. While we have qualified for and participated in many of such subsidy programs, we cannot guarantee that we will be able to do so in the future. To the extent that we do not participate in such programs, demand for our services may be reduced, which may decrease our revenues.
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
The trading price of our common stock has been and is likely to remain highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control or unrelated to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•	the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the provision of health care or the sale of health insurance;

•	any major change in our board of directors or management;

•	publication of research reports or news stories about us, our competitors, or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.
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
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of December 31, 2012, we had approximately 36.3 million shares of common stock outstanding. Moreover, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.
We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan. As of December 31, 2012, we had outstanding options to purchase approximately 2.5 million shares of common stock (approximately 1.4 million of which were exercisable at December 31, 2012) that, if exercised, would result in those shares becoming available for sale in the public market. As of

December 31, 2012, we had outstanding restricted stock units totaling approximately 1.1 million that, if vested, would result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
Actual or potential sales of our stock by our employees, including members of our senior management team, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.
In accordance with the guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934 and our policies regarding stock transactions, a number of our directors and employees, including members of our senior management team, have adopted and will continue to adopt pre-arranged stock trading plans to sell shares of our common stock that they hold or will hold as the result of exercise or vesting of equity grants. Generally, stock sales under such plans by members of our senior management team and directors require public filings. Actual or potential sales of our stock by such persons could cause our stock price to fall or prevent it from increasing for numerous reasons. For example, actual or potential sales by such persons could be viewed negatively by other investors.
Provisions in our certificate of incorporation and by-laws or Delaware law might discourage, delay, or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which they might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

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
The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that stockholders could receive a premium for their common stock in an acquisition.
We do not currently intend to pay dividends on our common stock, and, consequently, stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, investors are not likely to receive any dividends on their common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
As of December 31, 2012, we own a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land in Belfast, Maine, as well as a conference and training facility on approximately 396 acres of land in Northport, Maine. We lease the remainder of our facilities. Our primary location is 311 Arsenal Street in Watertown, Massachusetts, where we lease 223,235 square feet, which is under lease until June 30, 2015; on December 5, 2012, we entered into a purchase and sale agreement with The President and Fellows of Harvard College for the property containing these leased premises. We also lease 23,636 square feet in Alpharetta, Georgia, through October 31, 2013; 19,730 square feet in Birmingham, Alabama, through February 28, 2014; and 37,506 square feet in Chennai, India, through our Indian subsidiary, athenahealth Technology Private Limited, until October 31, 2014. Our servers are housed at our headquarters and our Belfast, Maine, offices and also in data centers in Bedford, Massachusetts; Waltham, Massachusetts; Dallas, Texas; and Orlando, Florida.

Item 3.	Legal Proceedings.
On July 18, 2011, we filed a complaint against ADP AdvancedMD, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that ADP AdvancedMD, Inc. has infringed two of our U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” On May 16, 2012, the Court entered the parties’ joint stipulation of dismissal without prejudice of claims and counterclaims related to U.S. Patent No. 7,720,701. A Markman Hearing was held on September 14, 2012. The Court has not yet issued its Markman decision. We are seeking permanent injunctive relief, damages, pre- and post-judgment costs and interest, and attorneys’ fees.
On July 28, 2011, a complaint was filed by PPS Data, LLC naming us in a patent infringement case (PPS Data, LLC v. athenahealth, Inc., Civil Action No. 3:11-cv-00746, United States District Court for the Middle District of Florida). The complaint alleges that we have infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” (the “‘271 Patent”). The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On September 8, 2011, we filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On October 18, 2011, the plaintiff filed a motion for leave to amend its complaint to allege that we have infringed on U.S. Patent No. 6,341,265 with a listed issue date of January 22, 2002, entitled “Provider claim editing and settlement system,” and U.S. Patent No. 7,194,416 with a listed issue date of March 20, 2007, entitled “Interactive creation and adjudication of health care insurance claims.” The Court granted the plaintiff’s motion for leave to amend its complaint on December 21, 2011, and on December 23, 2011, the plaintiff filed its amended complaint. On December 27, 2011, we filed a motion to dismiss, or, in the alternative, a motion for summary judgment of non-infringement with respect to the ‘271 Patent. On December 29, 2011, the United States Patent and Trademark Office granted our request for reexamination of the ‘271 Patent. On January 9, 2012, we filed a motion to stay the case pending completion of the patent reexamination, and on March 1, 2012, the Court granted our motion to stay the case. We believe that we have meritorious defenses to the amended complaint and will continue to contest the claims vigorously.
In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

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

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$78.24	$48.75
Second Quarter	$87.16	$69.34
Third Quarter	$97.37	$78.67
Fourth Quarter	$92.56	$56.33
Fiscal Year Ended December 31, 2011
First Quarter	$50.56	$40.40
Second Quarter	$47.96	$38.97
Third Quarter	$72.70	$41.08
Fourth Quarter	$66.99	$40.79
Holders
The last reported sale price of our common stock on the NASDAQ Global Select Market on February 7, 2013, was $88.37 per share. As of February 7, 2013, we had 102 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer and Data Processing Index for each of the last five fiscal years ended December 31, 2012, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return
Among athenahealth, Inc., the NASDAQ Composite, and the NASDAQ Computer and Data Processing Index

$300
$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
athenahealth, Inc.
NASDAQ Composite - Total Returns Index
NASDAQ Computer and Data Processing Index

	12/07	12/08	12/09	12/10	12/11	12/12
athenahealth, Inc.	$100	$126	$151	$137	$164	$245
NASDAQ Composite-Total Returns Index	$100	$60	$87	$103	$102	$120
NASDAQ Computer and Data Processing Index	$100	$58	$94	$107	$104	$118
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2012, there were no purchases made by us, on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenue:
Business services	$408,496	$312,768	$237,145	$183,230	$131,879
Implementation and other	13,775	11,299	8,393	5,297	4,403
Total revenue	422,271	324,067	245,538	188,527	136,282
Expenses (1):
Direct operating	166,886	122,795	96,582	79,017	59,947
Selling and marketing	104,300	79,775	52,675	34,072	22,827
Research and development	33,792	23,343	18,448	14,348	10,600
General and administrative	57,025	48,711	43,119	36,111	29,330
Depreciation and amortization	25,641	16,710	11,117	7,767	5,993
Total expenses	387,644	291,334	221,941	171,315	128,697
Operating income	34,627	32,733	23,597	17,212	7,585
Other income (expense)	251	147	(497)	893	815
Income before income tax (provision)	34,878	32,880	23,100	18,105	8,400
Income tax (provision) benefit (3)	(16,146)	(13,834)	(10,396)	(8,829)	23,202
Net income	$18,732	$19,046	$12,704	$9,276	$31,602
Net income per share — basic	$0.52	$0.54	$0.37	$0.28	$0.97
Net income per share — diluted	$0.50	$0.53	$0.36	$0.27	$0.91
Weighted average shares used in computing net income per share — basic	35,956	35,046	34,181	33,584	32,746
Weighted average shares used in net income per share — diluted	37,133	36,050	35,204	34,917	34,777

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$193,080	$119,865	$116,175	$82,849	$86,994
Current assets	274,184	183,136	163,650	126,379	123,816
Total assets (4)	428,452	348,786	261,170	211,077	169,571
Current liabilities	66,817	59,573	40,592	37,489	25,310
Total non-current liabilities	49,987	52,742	49,825	46,270	39,226
Total liabilities	116,804	112,315	90,417	83,759	64,536
Total indebtedness including current portion	—	—	9,216	12,388	10,416
Total stockholders’ equity	311,648	236,471	170,753	127,318	105,035

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
(1) Amounts include stock-based compensation as follows:
Direct operating costs	$5,619	$3,173	$2,298	$1,589	$872
Selling and marketing	7,717	5,645	3,509	2,126	1,383
Research and development	3,213	2,311	2,014	1,015	1,086
General and administrative	10,687	7,772	6,656	3,584	2,217
Total stock-based compensation expense	$27,236	$18,901	$14,477	$8,314	$5,558
Amortization of capitalized stock-based compensation related to software development (2)	257	—	—	$—	$—
Total	$27,493	$18,901	$14,477	$8,314	$5,558

(2)
In addition, for the year ended December 31, 2012, $0.8 million of stock-based compensation was capitalized in the line item Capitalized Software Costs in the Consolidated Balance Sheet for which $0.3 million was included in the line item Depreciation and Amortization Expense in the Consolidated Statement of Income. The amount of stock-based compensation related to capitalized software development costs in prior periods was not significant.

(3)
In the year ended December 31, 2008, we determined that a valuation allowance was no longer needed on our deferred tax assets. Accordingly, the 2008 results include the reversal of a $23.9 million valuation allowance.

(4)
In 2010, we began purchasing certain available-for-sale investments that had a maturity date longer than one-year, which we classify in investments and other assets on the consolidated balance sheet. Included in total assets are cash, cash equivalents and short-term investments of $193.1 million, $119.9 million and $116.2 million at December 31, 2012, 2011, and 2010, respectively and long-term investments of $0.0 million, $18.6 million and $5.6 million at December 31, 2012, 2011, and 2010, respectively; therefore total cash, cash equivalents and available for sale investments equal $193.1 million, $138.5 million and $121.8 million at December 31, 2012, 2011, and 2010, respectively.

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
The services provided through our single-instance cloud are currently packaged as four integrated components: athenaCollector for revenue cycle management, athenaClinicals for electronic health record management, athenaCommunicator for patient communication management, and athenaCoordinator for referral cycle management. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine. Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Complementing athenaCollector is our business intelligence offering, Anodyne Solutions, which provides physicians and practice managers with comprehensive, detailed insight into practice performance, and Healthcare Data Services, which offers practices a better understanding of the cost and quality of the care they provide to their patients.
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
For the year ended December 31, 2012, we generated revenue of $422.3 million from the sale of our services compared to $324.1 million for the year ended December 31, 2011, and $245.5 million for the year ended December 31, 2010. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure.
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
Recent Developments
Epocrates, Inc.
On January 7, 2013, the Company entered into a definitive agreement to acquire Epocrates, Inc. (“Epocrates”), a leading provider of clinical content to healthcare providers via a mobile device at the point of care. Upon the consummation of the acquisition, the issued and outstanding shares of Epocrates common stock will be canceled and automatically converted into the right to receive $11.75 in cash, without interest, and all outstanding options and restricted stock unit awards under Epocrates’ equity compensation plans will be assumed by the Company. Each outstanding option and restricted stock unit award shall be exercisable or shall be settled upon the same terms and conditions as under the applicable Epocrates equity compensation plan, except that each option shall be exercisable for, and each restricted stock unit shall be converted into the right to receive, shares of the Company’s common stock using an exchange ratio based on the average closing sales prices per share of the Company’s common stock for the ten trading days ending on the second trading day prior to the closing of the acquisition. The acquisition is expected to enable the Company to accelerate awareness of athenahealth’s services across the physician market and deliver high-value information to the clinical community. The transaction is expected to close in the early part of 2013 and is subject to various closing conditions, including the requisite Epocrates stockholder approval and the expiration or termination of any waiting period under Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. During the year ended December 31, 2012, the Company incurred legal and professional fees in connection with the acquisition of $0.5 million, which are included in general and administrative expenses.
Watertown, MA Corporate Headquarters - Arsenal on the Charles
On December 5, 2012, we entered into a purchase and sale agreement with the President and Fellows of Harvard College to acquire the real estate commonly known as the Arsenal on the Charles, an expansive 29 acre, multi-building, commercial property situated less than 10 miles outside of downtown Boston where we currently lease our headquarters, and related operating activities. The purchase price will be approximately $169 million, subject to the terms and conditions of the purchase and sale agreement, and the transaction is expected to close in the second quarter of 2013, subject to the satisfactory completion of due diligence by athenahealth. We have incurred legal and professional fees in connection with the acquisition of $0.7 million during the year ended December 31, 2012, which are included in general and administrative expenses.
2013 Commitment Letter
On January 7, 2013, we entered into a commitment letter, pursuant to which Bank of America, N.A. committed to increase its commitment to provide revolving loans under our credit facility by an amount up to $55 million as a source of funding for the Epocrates transaction.
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
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock options; (5) allocation of direct and indirect expenses; (6) fair value of contingent consideration and acquired intangible assets in a business combination; and (7) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
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

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

Revenue Recognition

We derive our revenue from business services associated with revenue cycle management, electronic health record management, patient communication management, referral cycle management and analytics offerings and from implementation and other services.

Our clients typically purchase one-year contracts that renew automatically upon completion. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to athenaNet, minimum fees, flat fees, or per-claim fees where applicable. Invoices are generated within the first two weeks of the subsequent month and delivered to clients primarily by email. For most of our clients, fees are then deducted from a pre-defined bank account one week after invoice receipt via an auto-debit transaction. Amounts that have been accrued are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances.

We recognize revenue when all of the following conditions are satisfied:
 - there is evidence of an arrangement;
 - the service has been provided to the client;
 - the collection of the fees is reasonably assured; and
 - the amount of fees to be paid by the client is fixed or determinable.

All revenue, other than implementation revenue, is recognized when the service is performed. Relative to our business services offering that is based on the collections of amounts by our customers; we do not recognize revenue until our customers have been paid.

Each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products.

Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. If and when we are not able to deliver all separate units of account in the same period, we allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price.

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

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

 - Renewal rate considerations
 - Economic life of the product or service
 - Industry data

The estimated customer life, or expected performance period, for the years presented is 12 years.

Our estimate of expected performance period may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if in the future, we need to increase our estimated expected performance period to a period longer than 12 years, the amount we would recognize in each accounting period would decrease. On the other hand, if in the future, we need to decrease our estimated expected performance period to a period shorter than 12 years, the amount we would recognize in each accounting period would increase. The amount of deferred revenue related to non-refundable up-front fees is $53.7 million as of December 31, 2012.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

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

Future business and economic conditions, as well as differences actually related to any of the assumptions, could materially impact the financial statements through impairment of goodwill and intangibles, acceleration of the amortization period of the purchased intangibles which are finite-lived assets or changes in fair value of the contingent consideration from the date of acquisition. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the estimates of earn out results. We have $48.1 million and $21.6 million carrying amount of goodwill and purchased intangibles, as of December 31, 2012, respectively. We have a liability of $0.4 million of contingent consideration related to $5.0 million in potential payments as of December 31, 2012, related to the Proxsys business combinations cross sell earn out. For the initial purchase price allocation, we estimated the fair value of this contingent consideration related to the Proxsys acquisition in August of 2011 to be $4.4 million. To date, we have paid out an insignificant amount and decreased the fair value by $3.9 million.

Financial Operations Overview
Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle management, electronic health record management, patient communication management, referral cycle management and analytics offerings and from implementation and other services. Implementation and other revenue consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% of our total revenues for the year ended December 31, 2012 and 2011. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the years ended December 31, 2012, 2011, and 2010.
Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, athenaCoordinator, Anodyne Solutions and Healthcare Data Services. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets.
Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase in line with revenue growth.
Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses) and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely remain consistent as a percent of revenue as we develop and enhance new and existing services; however the amount of expenditures that should be capitalized as software development costs versus expensed as research and development could vary based on the specific projects we undertake.
General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance premiums; and, outside professional fees for accountants, lawyers, external costs associated with acquisitions, change in the fair value of contingent consideration and consultants. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time.
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
Other Income (Expense). Interest income represents earnings from our cash, cash equivalents, and investments. We currently do not have any debt outstanding and therefore have insignificant expense related to debt issuance costs associated with our credit facility. We expect that in the near term our interest expense will substantially increase as we anticipate that we will need to borrow to fund a portion of the two proposed acquisitions discussed in the “Recent Developments” section.
Income Tax Provision. Income tax provision consists of federal and state income taxes in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to any changes in the fair value of contingent considerations related to non-tax deductible goodwill, the treatment of Incentive Stock Options (“ISOs”) and the impact of certain tax deduction limits related to certain of our highly compensated officers. The changes in fair value of contingent consideration related to non-tax deductible goodwill and the treatment of disqualifying dispositions related to ISOs are also treated as discrete items which means they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. Also, we substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these options since we cannot anticipate when disqualifying dispositions related to these options will occur. In the first quarter of 2013, we expect to receive a discrete tax benefit to our provision related to research and development credits from 2012. The Taxpayer Relief Act of 2012 was signed in 2013 and retroactively extends this type of credit through the end of 2013.
Results of Operations
Consolidated Results of Operations
The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods

	Year Ended December 31,
	2012	2011	2010
Revenue:
Business services	96.7%	96.5%	96.6%
Implementation and other	3.3	3.5	3.4
Total revenue	100.0	100.0	100.0
Expense:
Direct operating	39.5	37.9	39.3
Selling and marketing	24.7	24.6	21.5
Research and development	8.0	7.2	7.5
General and administrative	13.5	15.0	17.6
Depreciation and amortization	6.1	5.2	4.5
Total expense	91.8	89.9	90.4
Operating income	8.2	10.1	9.6
Other income (expense)	0.1	0.1	—
Income before income taxes	8.3	10.2	9.4
Income tax provision	(3.9)	(4.3)	(4.2)
Net income	4.4%	5.9%	5.2%
Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Business services	$408,496	$312,768	$95,728	31%
Implementation and other	13,775	11,299	2,476	22%
Total	$422,271	$324,067	$98,204	30%
Revenue. Total revenue for the year ended December 31, 2012, increased by 30% due to an increase in business services revenue.
Business Services Revenue. The increase in business services revenue is primarily driven by the growth in the number of physicians and providers using our services. The summary of changes in the physicians and providers using our revenue cycle management service, athenaCollector, electronic health record management service, athenaClinicals, and patient communication management service, athenaCommunicator are as follows:

		As of December 31,
		2012	2011	Change
		Amount	Amount	Amount	Percent
athenaCollector	Physicians	28,011	23,210	4,801	21%
	Providers	39,752	32,740	7,012	21%
athenaClinicals	Physicians	7,949	4,662	3,287	71%
	Providers	10,926	6,525	4,401	67%
athenaCommunicator	Physicians	10,153	4,098	6,055	148%
	Providers	14,065	5,830	8,235	141%

Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed are as follows:

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in millions)
Collections processed	$9,183.6	$7,276.6	$1,907.0	26%
Implementation and Other Revenue. The increase in revenue from implementation and other revenue was driven by new client implementations and increased professional services for our larger client base. The increase in implementation and other revenue is the result of the increase in the volume of our new business.

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Direct operating	$166,886	$122,795	$44,091	36%
Direct Operating Costs. The increase in direct operating expense is primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in millions)
Total claims submitted	73.1	59.3	13.8	23%
Also contributing to this increase was the direct operating employee-related costs, including stock-based compensation, which increased $28.2 million from the year ended December 31, 2011, to the year ended December 31, 2012, primarily due to the 28% increase in headcount since December 31, 2011, and an increase fair value of our recently issued stock-based compensation expense. We increased headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. Amortization related to purchased intangible assets increased $1.1 million from the year ended December 31, 2011, to the year ended December 31, 2012.

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Selling and marketing	$104,300	$79,775	$24,525	31%
Research and development	33,792	23,343	10,449	45%
General and administrative	57,025	48,711	8,314	17%
Depreciation and amortization	25,641	16,710	8,931	53%
Total	$220,758	$168,539	$52,219	31%
Selling and Marketing Expense. The increase in selling and marketing expense was primarily due to employee-related costs, including stock-based compensation expense, internal sales commissions and external partner channel commission of $15.7 million, or 31%, from $50.0 million for the year ended December 31, 2011, to $65.8 million for the year ended December 31, 2012. Our sales and marketing headcount increased by 28% since December 31, 2011, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $3.4 million increase in travel-related expenses and consulting and $5.4 million increase in online marketing, offline marketing and other marketing events for the year.
Research and Development Expense. Research and development expense increased due to higher employee-related costs, including stock-based compensation expense of $8.5 million, or 42%, from $20.5 million for the year ended December 31, 2011, to $29.0 million for the year ended December 31, 2012. This increase is due in part to a 45% increase in headcount from December 31, 2011, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies. The increase was also due to a $1.9 million increase in travel-related expenses, infrastructure and consulting.
General and Administrative Expense. General and administrative expense increase was partially due to higher employee-related costs, including stock-based compensation expense, of $6.2 million, due to an increase in headcount and in fair value of our recently issued stock-based compensation expense. Our general and administrative headcount increased by 26% since

December 31, 2011, as we added personnel to support our growth. The increase in headcount drove an increase in our expenditures related to infrastructure by $3.4 million. General and administrative expense for the year ended December 31, 2012, included an increase of $2.3 million in legal, audit, tax, consulting, external costs associated with acquisitions and insurance expenses along with an increase of $2.6 million in travel expenses, recruiting and corporate events.
These increases are offset by a decrease in the provision for uncollectible accounts of $1.0 million due to less accounts requiring higher reserve percentages due to increased collection activity and a decrease in the fair value of the contingent consideration of $5.1 million. The fair value considerations related to each of the contingent considerations are fully disclosed in Note 4 to the Consolidated Financial Statements. The impact of those described changes in the fair value of the contingent considerations on General and Administrative Expense in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
First Anodyne contingent consideration	$—	$—
Second Anodyne contingent consideration	1,310	40
First Proxsys contingent consideration	(2,420)	—
Second Proxsys contingent consideration	(4,008)	—
Total	$(5,118)	$40
Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2012, was $25.6 million, an increase of $8.9 million, or 53%, from depreciation and amortization of $16.7 million for the year ended December 31, 2011. This increase was primarily due to higher depreciation from fixed asset expenditures in 2012 and 2011 and higher amortization related to an increase in our software development costs.

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Income tax provision	$16,146	$13,834	$2,312	17%
Effective tax rate	46%	42%	4%
Income Tax Provision. The effective tax rate is higher due to larger permanent items for the year ended December 31, 2012, primarily related to compensation in excess of tax deduction limits which had a 1.5% unfavorable impact, the change in the Anodyne contingent consideration which is treated as additional non-taxable goodwill which had a 1.5% unfavorable impact and the transaction costs related to the pending acquisition of Epocrates which had a 0.5% unfavorable impact. The rate was also impacted by ISO disqualifying events which impacted the rate favorably by 2% for the year ended December 31, 2012. Comparatively, the effective tax rate for the year ended December 31, 2011, was not impacted by compensation in excess of tax deduction limits, changes related to the Anodyne contingent consideration or non-deductible transaction costs but did have a favorable impact of 2.5% due to ISO disqualifications.
On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Under the accounting guidance on this topic, the effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements for the interim or annual period that includes the enactment date. The benefit related to the 2012 federal research and development credit of $0.7 million will be recorded in the first quarter of 2013.
Comparison of the Years Ended December 31, 2011 and 2010

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in thousands)
Business services	$312,768	$237,145	$75,623	32%
Implementation and other	11,299	8,393	2,906	35%
Total	$324,067	$245,538	$78,529	32%
Revenue. Total revenue for the year ended December 31, 2011, increased almost entirely due to an increase in business services revenue.

Business Services Revenue. The increase in business services revenue is primarily driven by the growth in the number of physicians and providers using our services. The summary of changes in the physicians and providers using our revenue cycle management service, athenaCollector, electronic health record management service, athenaClinicals, and patient communication management service, athenaCommunicator are as follows:

		As of December 31,
		2011	2010	Change
		Amount	Amount	Amount	Percent
athenaCollector	Physicians	23,210	19,197	4,013	21%
	Providers	32,740	27,114	5,626	21%
athenaClinicals	Physicians	4,662	2,383	2,279	96%
	Providers	6,525	3,348	3,177	95%
athenaCommunicator	Physicians	4,098	736	3,362	457%
	Providers	5,830	1,213	4,617	381%
Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed are as follows:

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in millions)
Collections processed	$7,276.6	$5,864.3	$1,412.3	24%
Implementation and Other Revenue. The increase in revenue from implementation and other revenue was driven by new client implementations and increased professional services for our larger client base. The increase in implementation and other revenue is the result of the increase in the volume of our new business.

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in thousands)
Direct operating	$122,795	$96,582	$26,213	27%
Direct Operating Costs. The increase in direct operating expense is primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in millions)
Total claims submitted	59.3	47.4	11.9	25%
Also contributing to this increase was the direct operating employee-related costs, including stock-based compensation, primarily due to the 21% increase in headcount since December 31, 2010, which does not include the approximately 200 employees from our acquisition of Proxsys at the end of August 2011. Not including Proxsys, we increased headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups.

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in thousands)
Selling and marketing	$79,775	$52,675	$27,100	51%
Research and development	23,343	18,448	4,895	27%
General and administrative	48,711	43,119	5,592	13%
Depreciation and amortization	16,710	11,117	5,593	50%
Total	$168,539	$125,359	$43,180	34%
Selling and Marketing Expense. Selling and marketing expense primarily increased due to employee-related costs, including stock-based compensation expense, internal sales commissions and external partner channel commission of $15.2 million for the year due to an increase in headcount, an increase in the fair value of our recently issued stock-based compensation awards and an increase in amount paid to external channel partners. Our sales and marketing headcount increased by 39% since December 31, 2010, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $8.6 million increase in sales and marketing programs to drive leads, meetings and awareness and $3.2 million increase in travel-related expenses, consulting, and other marketing expenses.
Research and Development Expense. Research and development expense increased due to higher employee-related costs, including stock-based compensation expense, of $4.1 million for the year as a result of the increased headcount and increase in the fair value of our recently issued stock-based compensation awards. Our research and development headcount increased 31% since December 31, 2010, as we hired additional research and development personnel in order to upgrade and extend our service offerings and develop new technologies, as well as an overall increase in salaries for technical resources.
General and Administrative Expense. General and administrative expense was primarily impacted by higher employee-related costs, an increase in infrastructure expenditures and changes in the fair value of the certain contingent consideration. An increase in higher employee-related costs, including stock-based compensation expense, of $3.4 million is due to an increased headcount and increase in the fair value of our recently issued stock-based compensation awards for the year. Our general and administrative headcount increased by 23% since December 31, 2010, as we added personnel to support our growth. General and administrative expense for the year ended December 31, 2011, included an increase of $1.2 million in legal, audit, tax, consulting and insurance expenses which mainly relate to our recent acquisitions and $1.1 million in travel, recruiting, corporate events and infrastructure.
Depreciation and Amortization Expense. Depreciation and amortization increased due to higher depreciation from fixed asset expenditures and software development costs in 2010 and 2011.

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in thousands)
Income tax provision	13,834	10,396	$3,438	33%
Effective tax rate	42%	45%
Income Tax Provision. The decrease in our effective tax rate was due to a decrease in out total permanent differences. The decrease in out total permanent differences was mainly due to an increase in the amount of deductions for disqualifying dispositions related to ISOs.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2012, our principal sources of liquidity consisted of cash, cash equivalents and available-for-sale investments of $193.1 million. Our cash investments consist of corporate debt securities, bank certificate of deposits, and commercial paper. As specified in our investment policy, we place our investments in instruments that meet high credit quality standards, the policy limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns. As of December 31, 2012, we have no outstanding indebtedness. On October 20, 2011, we entered into a credit agreement which provides for a five-year $100 million revolving credit facility. The credit facility may be increased by up to an additional $100 million on the satisfaction of certain conditions including obtaining lender commitments. There was no balance outstanding on the revolving credit facility during the year ended December 31, 2012. The credit facility contains certain covenants, including consolidated leverage ratio and minimum fixed charges coverage ratios. The interest rates applicable to revolving loans under the credit agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. We will pay a commitment fee during the term of the credit agreement which varies between 0.20% and 0.30% depending on our consolidated leverage ratio. In connection with the proposed acquisition of Epocrates, on January 3, 2013, we borrowed $100 million from our credit facility and, on January 9, 2013, we repaid the borrowed amount in full. On January 7, 2013, we entered into a commitment letter, pursuant to which Bank of America, N.A. committed to increase its commitment to provide revolving loans under our credit facility by an amount up to $55 million as a source of funding for the Epocrates transaction.
During the first half of 2013, we anticipate amending our existing credit facility and incurring debt in order to help finance the two proposed acquisitions discussed in the “Recent Developments” section. We believe our current and these future sources of liquidity will be sufficient to sustain operations, to finance our strategic initiatives, to make payments on our contractual obligations, as well as to purchase property and equipment and to finance the two pending transactions in the foreseeable future.

Our analysis is supported by the growth in our new customer base and a high rate of renewal with our existing customers and the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
Commitments
We enter into various purchase commitments with vendors in the normal course of business. We believe that our existing sources of liquidity will be adequate to fund these purchases during the year 2013. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there has been no material losses related to such guarantees.
Operating Cash Flow Activities

	Year Ended December 31,
	2012	2011	2010
Net income	$18,732	$19,046	$12,704
Non-cash adjustments	37,438	23,575	22,074
Cash used in changes in operating assets and liabilities	14,043	18,143	9,942
Net cash provided by operating activities	$70,213	$60,764	$44,720
The increase in cash flow from operations for the year ended December 31, 2012, compared to the year ended December 31, 2011, is mainly attributable to the actual and proportionate increase in the amount of non-cash adjustments compared to the net income for those periods. The non-cash adjustments include an increase of stock-based compensation of $8.3 million and depreciation and amortization of $10.1 million offset by a decrease in the change in fair value of the contingent consideration of $5.1 million when comparing these periods. The increase in stock-based compensation is a result of an increase in the fair value of recently issued stock-based awards due to an increase in the stock price. We continue to offset our portion of our income tax assessments with net operating losses from stock based compensation from prior years and tax benefits from current year exercises as shown by the excess tax benefit amounts. We no longer have significant net operating losses from prior years and expect the amount of taxes paid will increase in future years.
The year over year decrease in cash used in operating assets and liabilities is mainly driven by the change in deferred revenue. The increase in the deferred revenue balance of $3.0 million in the year ended December 31, 2012, compared to $10.0 million in the year ended December 31, 2011, is primarily due to the fact that we began waiving implementation fees for remote implementations and for some sales offerings.
Investing Cash Flow Activities
The cash used by investing activities decreased $53 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Cash flows used in investing activities consist primarily of purchases of property and equipment, capitalized software development costs, and our investment activities. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. Our increase of $7.2 million in equipment is primarily related to several new servers for our new data center located in Dallas, Texas and existing data centers located in Bedford, Massachusetts, and Belfast, Maine, as well as build out of new leasehold and building improvements to accommodate our headcount growth. Our investment in software development consists of company managed-design, development, and testing of new application functionality. Our capitalized software development costs increased by $7.9 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily related to the new automation activities related to the new athenaCoordinator service offering as well as our athenaClinicals service offering. The change of restricted cash is due to the timing of the payments made for contingent consideration relating to the Anodyne acquisition completed in 2009. In the year ended December 31, 2012, we acquired Healthcare Data Services, LLC for $5.8 million. In the year ended December 31, 2011, we acquired a conference center located in Maine for $7.0 million and Proxsys for $27.9 million.
The net change in proceeds and purchases of our available for sale investments is based upon the changes in maturity of our investments in securities. We decreased the amount of available for sale investments at December 31, 2012, in anticipation of the proposed acquisition of Epocrates and the Arsenal on the Charles property that we anticipate will both close in the first half of 2013.

Financing Cash Flow Activities
The cash provided by financing activities was $27.1 million for the year ended December 31, 2012, compared to cash provided by financing activities of $14.4 million for the year ended December 31, 2011. The change is primarily attributable to the $9.7 million payment related to our debt and interest rate swap in 2011. We elected to repay all of our outstanding debt balances under our equipment line of credit and term loan, as well as terminate our related interest rate derivative in May 2011. The increase of $4.6 million in cash received from the exercise of stock options during the year ended December 31, 2012, compared to the year ended December 31, 2011, is primarily due to the overall increase in the strike price of the options exercised along with an increase in the number of options exercised during the comparable time periods. This increase was offset by an increase of $4.2 million related to the cash paid to settle tax obligations through the net settlement method that our employees can elect when restricted stock units vest in the year ended December 31, 2012. We began issuing restricted stock units in 2010 and have since experienced an increase in the proportionate number of restricted stock units granted compared to options granted. We expect that the cash paid to settle tax obligations will increase in the near future as these issued restricted stock units begin to vest. The payment of contingent consideration relates to the portion of the Anodyne contingent consideration that was accrued at acquisition date.
We expect that our cash flows from financing activities will increase in the near future as we anticipate that we will need to borrow to fund the pending transactions discussed in the “Recent Developments” section.
Contractual Obligations
We have contractual obligations under our operating leases for properties. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 years	Other
Operating lease obligations	$32,089	$8,867	$13,637	$4,605	$4,980	$—
Other	1,761	—	—	—	—	1,761
Total	$33,850	$8,867	$13,637	$4,605	$4,980	$1,761
The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, headquarters; our Rome, Georgia, offices; our Alpharetta, Georgia, offices; our Birmingham, Alabama, offices; our Austin, Texas, offices; and our Chennai, India, offices. At December 31, 2012, $19.0 million of the $32.1 million relates to lease payments for our Watertown, Massachusetts, headquarters, see the “Recent Developments” section.
Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of December 31, 2012, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the year ended December 31, 2012, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
Interest Rate Sensitivity. We had unrestricted cash, cash equivalents and available for sale investments totaling $193.1 million at December 31, 2012. These amounts are held for working capital purposes and were invested primarily in deposits, money market funds, and short-term and long-term, interest-bearing, investment-grade securities. Due to the short and expected term of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The value of these securities, however, will be subject to interest rate risk and could fall in value if interest rates rise.
Interest Rate Risk. As of December 31, 2012, we had no outstanding long-term debt and capital lease obligations and there were no amounts outstanding under the revolving credit facility.

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2012 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, including our Chief Executive and Chief Financial Officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework.
Based upon this evaluation and those criteria, management believes that, as of December 31, 2012, our internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2012.

Changes in Internal Control
There have been no changes in our internal control over financial reporting for the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the athenahealth, Inc. Board of Directors and Stockholders
Watertown, Massachusetts

We have audited the internal control over financial reporting of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated February 11, 2013, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 11, 2013

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in our 2013 Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the information to be contained in our 2013 Proxy Statement.
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

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to the information to be contained in our 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the information to be contained in our 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the information to be contained in our 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the information to be contained in our 2013 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)    Documents filed as part of this report.
(1)    The following consolidated financial statements are filed herewith in Item 8 of Part II above.
(i)    Report of Independent Registered Public Accounting Firm
(ii)    Consolidated Balance Sheets
(iii)    Consolidated Statements of Income
(iv)    Consolidated Statements of Comprehensive Income
(v)    Consolidated Statement of Stockholders’ Equity
(v)    Consolidated Statements of Cash Flows
(vi)    Notes to Consolidated Financial Statements
(2)    Financial Statement Schedules
All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(3)    Exhibits

Exhibit No.	Exhibit Index

2.1(v)	Agreement and Plan of Merger by and among the Registrant, Aries Acquisition Corporation, Anodyne Health Partners, Inc., and the Securityholders’ Representatives named therein, dated October 5, 2009

2.2(xii)	Agreement and Plan of Merger by and among the Registrant, Prometheus Acquisition LLC, Proxsys LLC, and the Securityholders’ Representative named therein, dated July 21, 2011

2.3(xvii)	Agreement and Plan of Merger by and among the Registrant, Echo Merger Sub, Inc., and Epocrates, Inc., dated January 7, 2013

3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(i)	Amended and Restated Bylaws of the Registrant

4.1(i)	Specimen Certificate evidencing shares of common stock

10.1(i)	Form of Indemnification Agreement, to be entered into between the Registrant and each of its directors and officers

†10.2(i)	1997 Stock Plan of the Registrant and form of agreements thereunder

†10.3(i)	2000 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreements thereunder

†10.4	2007 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreements thereunder

†10.5(xvi)	2007 Employee Stock Purchase Plan, as amended

†10.6(vii)	Employment Agreement by and between the Registrant and Timothy M. Adams, dated January 11, 2010

†10.7(i)	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended

†10.8(iii)	Employment Agreement by and between the Registrant and Robert L. Cosinuke, dated December 3, 2007

†10.9(xi)	Employment Agreement by and between the Registrant and Stephen Kahane, dated February 18, 2011

†10.10(viii)	Employment Agreement by and between the Registrant and Daniel H. Orenstein, dated July 1, 2010

†10.11(viii)	Employment Agreement by and between the Registrant and Ed Park, dated July 1, 2010

†10.12(x)	The athenahealth Executive Incentive Plan, adopted February 15, 2011

†10.13	Director Compensation Plan of the Registrant, effective as of January 1, 2013

Exhibit No.	Exhibit Index

#10.14(i)
Lease between President and Fellows of Harvard College and the Registrant, dated November 8, 2004, for space at the premises located at 300 North Beacon Street, Watertown, MA 02472 and 311 Arsenal Street, Watertown, MA 02472

10.15(xiii)	First Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated May 16, 2011

10.16(xv)	Second Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated November 7, 2011

10.17(xvi)	Third Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated August 29, 2012

10.18(xv)
Lease Deed by and between M/S. Faery Estates Private Limited and athenahealth Technology Private Limited, dated October 24, 2011, for space at the premises located at Unit No. 3 and 4, 9th Floor, MGR Salai (Veeranam Road), Kandanchavadi, Perungudi, Chennai, 600096.

#10.19(i)	Agreement of Lease by and between Sentinel Properties -- Bedford, LLC and the Registrant, dated May 8, 2007

10.20(ii)	Purchase Agreement dated November 28, 2007, between the Registrant and Bracebridge Corporation

#10.21(iv)	Master Agreement by and between the Registrant and Vision Business Process Solutions Inc., dated June 30, 2008

#10.22(vi)	Professional Services Agreement by and between the Registrant and International Business Machines Corporation dated as of October 2, 2009

#10.23(xi)	Amendment No. 1 to Professional Services Agreement by and between the Registrant and International Business Machines Corporation, dated March 11, 2011

10.24(xvi)	Amendment No. 2 to Professional Services Agreement by and between the Registrant and International Business Machines Corporation, dated July 3, 2012

#10.25(vi)	Master Agreement for U.S. Availability Services between SunGard Availability Services LP and the Registrant, dated December 1, 2009, as amended

#10.26(ix)	Second Amended and Restated Marketing and Sales Agreement by and between the Registrant and WorldMed Shared Services, Inc. (d/b/a PSS World Medical Shared Services, Inc.), dated October 21, 2010

10.27(xiii)	Purchase and Sale Agreement by and between the Registrant and Point Lookout, LLC, dated March 29, 2011, as amended May 12, and May 26, 2011

10.28(xiv)
Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders from time to time party thereto, dated October 20, 2011, and exhibits and schedules thereunder

10.29	Purchase and Sale Agreement by and between the Registrant and the President and Fellows of Harvard College, dated December 5, 2012

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101**
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 8, 2013, formatted in XBRL, as follows:

(i) the Consolidated Balance Sheets;

(ii) the Consolidated Statement of Income;

(iii) the Consolidated Statements of Comprehensive Income;

(iv) the Consolidated Statement of Stockholders’ Equity

Exhibit No.	Exhibit Index

(v) the Consolidated Statements of Cash Flows; and

(vi) the Notes to the Consolidated Financial Statements, tagged in summary and detail.

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

*	Furnished herewith.

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

(i)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (File No. 333-143998).

(ii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 29, 2007.

(iii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed May 6, 2008.

(iv)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed August 5, 2008.

(v)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed October 5, 2009.

(vi)	Incorporated by reference to the Registrant’s annual report on Form 10-K, filed March 15, 2010.

(vii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed May 3, 2010.

(viii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed October 22, 2010.

(ix)	Incorporated by reference to the Registrant’s annual report on Form 10-K, filed February 18, 2011.

(x)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed February 22, 2011.

(xi)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed April 29, 2011.

(xii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 21, 2011.

(xiii)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed July 22, 2011.

(xiv)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed October 21, 2011.

(xv)	Incorporated by reference to the Registrant’s annual report on Form 10-K, filed February 16, 2012.

(xvi)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q, filed October 19, 2012.

(xvii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed January 7, 2013.

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
Date: February 11, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush	Chief Executive Officer, President, and Chairman (Principal Executive Officer)	February 11, 2013
(Jonathan Bush)

/s/ Timothy M. Adams	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer & Principal Accounting Officer)	February 11, 2013
(Timothy M. Adams)

/s/ Ruben J. King-Shaw, Jr.	Lead Director	February 11, 2013
(Ruben J. King-Shaw, Jr.)

/s/ Charles D. Baker	Director	February 11, 2013
(Charles D. Baker)

/s/ Brandon H. Hull	Director	February 11, 2013
(Brandon H. Hull)

/s/ Dev Ittycheria	Director	February 11, 2013
(Dev Ittycheria)

/s/ John A. Kane	Director	February 11, 2013
(John A. Kane)

/s/ Jacqueline B. Kosecoff	Director	February 11, 2013
(Jacqueline B. Kosecoff)

/s/ James L. Mann	Director	February 11, 2013
(James L. Mann)

/s/ David E. Robinson	Director	February 11, 2013
(David E. Robinson)

Financial Statements and Supplementary Data
athenahealth, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
athenahealth, Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 11, 2013

athenahealth, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per-share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$154,988	$57,781
Short-term investments	38,092	62,084
Accounts receivable - net	61,916	49,038
Current portion of restricted cash	1,357	—
Deferred tax assets	6,907	5,245
Prepaid expenses and other current assets	10,924	8,988
Total current assets	274,184	183,136
Property and equipment - net	54,035	52,275
Restricted cash	—	5,007
Capitalized software costs - net	16,050	6,974
Purchased intangibles - net	21,561	20,052
Goodwill	48,090	47,307
Deferred tax assets	11,759	12,532
Investments and other assets	2,773	21,503
Total assets	$428,452	$348,786
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$1,733	$6,318
Accrued compensation	36,393	28,176
Accrued expenses	19,683	17,774
Current portion of deferred revenue	8,209	6,345
Current portion of deferred rent	799	960
Total current liabilities	66,817	59,573
Deferred rent, net of current portion	2,854	2,932
Deferred revenue, net of current portion	45,515	44,281
Other long-term liabilities	1,618	5,529
Total liabilities	116,804	112,315
Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at December 31, 2012, and December 31, 2011, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 37,572 shares issued and 36,294 shares outstanding at December 31, 2012; 36,678 shares issued and 35,400 shares outstanding at December 31, 2011	376	367
Additional paid-in capital	303,547	247,131
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(81)	(101)
Retained earnings (accumulated deficit)	9,006	(9,726)
Total stockholders’ equity	311,648	236,471
Total liabilities and stockholders’ equity	$428,452	$348,786
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per-share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Business services	$408,496	$312,768	$237,145
Implementation and other	13,775	11,299	8,393
Total revenue	422,271	324,067	245,538
Expense:
Direct operating	166,886	122,795	96,582
Selling and marketing	104,300	79,775	52,675
Research and development	33,792	23,343	18,448
General and administrative	57,025	48,711	43,119
Depreciation and amortization	25,641	16,710	11,117
Total expense	387,644	291,334	221,941
Operating income	34,627	32,733	23,597
Other income (expense)	251	147	(497)
Income before income tax provision	34,878	32,880	23,100
Income tax provision	(16,146)	(13,834)	(10,396)
Net income	$18,732	$19,046	$12,704
Net income per share - Basic	$0.52	$0.54	$0.37
Net income per share - Diluted	$0.50	$0.53	$0.36
Weighted average shares used in computing net income per share:
Basic	35,956	35,046	34,181
Diluted	37,133	36,050	35,204

The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$18,732	$19,046	$12,704
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax of $5, $1, and $7 for the years ended December 31, 2012, 2011, and 2010, respectively.	32	(6)	(52)
Foreign currency translation adjustment	(12)	(123)	153
Total other comprehensive income (loss)	20	(129)	101
Comprehensive income	$18,752	$18,917	$12,805
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount		Shares	Amount
BALANCE — January 1, 2010	35,166	$352	$169,715	(1,278)	$(1,200)	$(73)	$(41,476)	$127,318
Stock compensation expense			14,477					14,477
Stock options exercised and restricted stock units vested	605	5	7,522					7,527
Common stock issued under employee stock purchase plan	37	1	1,078					1,079
Tax benefit realized from stock-based awards			7,547					7,547
Net income							12,704	12,704
Other comprehensive income						101		101
BALANCE — December 31, 2010	35,808	358	200,339	(1,278)	(1,200)	28	(28,772)	170,753
Stock compensation expense			18,901					18,901
Stock options exercised and restricted stock units vested	816	8	12,320					12,328
Common stock issued under employee stock purchase plan	54	1	1,768					1,769
Tax benefit realized from stock-based awards			13,803					13,803
Net income							19,046	19,046
Other comprehensive income						(129)		(129)
BALANCE — December 31, 2011	36,678	367	247,131	(1,278)	(1,200)	(101)	(9,726)	236,471
Stock compensation expense			28,082					28,082
Stock options and warrants exercised and restricted stock units vested, net	849	9	11,758					11,767
Common stock issued under employee stock purchase plan	45	—	2,426					2,426
Tax benefit realized from stock-based awards			14,150					14,150
Net income							18,732	18,732
Other comprehensive income						20		20
BALANCE — December 31, 2012	37,572	$376	$303,547	(1,278)	$(1,200)	$(81)	$9,006	$311,648
The accompanying notes are an integral part of the consolidated financial statements athenahealth, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,732	$19,046	$12,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,144	19,030	12,956
Amortization of premium on investments	1,270	1,579	1,152
Provision for uncollectible accounts	153	1,122	1,772
Excess tax benefit from stock-based awards	(14,179)	(14,208)	(9,245)
Deferred income tax	(890)	(2,962)	1,013
Change in fair value of contingent considerations	(5,118)	40	(250)
Stock-based compensation expense	27,236	18,901	14,477
Other reconciling adjustments	(178)	73	199
Changes in operating assets and liabilities:
Accounts receivable	(12,764)	(12,130)	(5,319)
Prepaid expenses and other current assets	12,096	11,787	5,461
Other long-term assets	111	489	(243)
Accounts payable	13	688	(1,024)
Accrued expenses	3,898	2,832	1,021
Accrued compensation	7,959	8,055	3,404
Deferred revenue	2,969	9,987	7,917
Deferred rent	(239)	(3,565)	(1,275)
Net cash provided by operating activities	70,213	60,764	44,720
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(15,657)	(7,779)	(3,881)
Purchases of property and equipment	(23,904)	(16,696)	(15,932)
Proceeds from sales and disposals of property and equipment	172	—	363
Proceeds from sales and maturities of investments	160,340	168,083	110,741
Purchases of short-term and long-term investments	(118,919)	(165,657)	(145,443)
Payments on acquisition	(5,798)	(34,882)	—
Decrease in restricted cash	3,650	3,684	525
Net cash used in investing activities	(116)	(53,247)	(53,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	18,699	14,097	8,606
Taxes paid related to net share settlement of restricted stock units	(4,248)	—	—
Excess tax benefit from stock-based awards	14,179	14,208	9,245
Payment of contingent consideration accrued at acquisition date	(1,550)	(3,355)	(195)
Financing fee for line of credit	—	(741)	—
Payment to terminate interest rate derivative contract	—	(563)	—
Payments on long-term debt and capital lease obligations	—	(9,216)	(3,535)
Net cash provided by financing activities	27,080	14,430	14,121
Effects of exchange rate changes on cash and cash equivalents	30	(110)	204
Net increase in cash and cash equivalents	97,207	21,837	5,418
Cash and cash equivalents at beginning of period	57,781	35,944	30,526
Cash and cash equivalents at end of period	$154,988	$57,781	$35,944
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$4,217	$8,066	$214
Taxes to be paid related to net share settlement of restricted stock units in accrued expenses	$258	$—	$—
Tax benefit recorded in prepaid expenses and other current assets	$14,150	$13,803	$7,547
Property and equipment acquired under capital leases	—	—	363
Additional disclosures
Cash received for interest	$1,960	$1,900	$1,193
Cash paid for taxes	$3,932	$2,708	$1,636
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies
General - athenahealth, Inc. (the “Company”, “we”, “us”, or “our”) is a business services company that provides ongoing billing, clinical-related, and other related services to its customers. The Company provides these services with the use of athenaNet, a proprietary Internet-based practice management application. The Company’s customers consist of medical group practices ranging in size throughout the United States of America.
Principles of Consolidation - The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including the estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock-based compensation; (5) allocation of direct and indirect cost of sales; (6) fair value of identifiable purchased tangible and intangible assets and contingent consideration in a business combination and (7) litigation reserves. Actual results could significantly differ from those estimates.
Revenue Recognition - The Company recognizes revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer are fixed or determinable.
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
Implementation revenue consists primarily of professional services fees related to assisting customers with the implementation of the Company’s services and are generally billed upfront and recorded as deferred revenue until the implementation is complete and then recognized ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be twelve years. The Company evaluates the length of the amortization period of the implementation fees based on its experience with customer contract renewals and consideration of the period over which those customers will receive benefits from the Company’s current portfolio of services. Certain expenses related to the implementation of a customer, such as out-of-pocket travel, are typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. Other services consist primarily of training, consulting services and interface fees and are recognized as the services are performed.
Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The Company considers a deliverable to have standalone value if it sells this item separately or if the item is sold by another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. If and when we are not able to deliver all separate units of account in the same period, we allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price.
Direct Operating Expenses - Direct operating expenses consist primarily of salaries, benefits, and stock-based compensation related to personnel who provide services to clients; claims processing costs; implementing new clients; and other direct costs related to collection and business services. Costs associated with the implementation of new clients are expensed as incurred. The reported amounts of direct operating expenses do not include allocated amounts for rent and overhead costs (which are included in general and administrative costs), and depreciation and amortization (which are broken out separately on the Consolidated Statements of Income), except for the amortization of certain purchased intangible assets.
Research and Development Expenses - Research and development expenses consist primarily of personnel-related costs and consulting fees for third-party developers. All such costs are expensed as incurred.
Cash and Cash Equivalents - Cash and cash equivalents consist of deposits, money market funds, commercial paper, and other liquid securities with remaining maturities of three months or less at the date of purchase.
Investments - Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Scheduled maturity dates of U.S. government backed securities, corporate bonds and commercial paper purchased that are within one year are classified as short-term. Scheduled maturity dates of U.S. government backed securities, corporate bonds and commercial paper that are in excess of one year are classified as long-term. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive (loss) income. There were no material realized gains and losses on sales of these investments for the periods presented. The Company determines realized gains and losses based on the specific identification method. All investments are held as available-for-sales investments.
Accounts Receivable - Accounts receivable represents amounts due from customers for subscription and implementation services. Accounts receivable are stated net of an allowance for uncollectible accounts, which are determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.
Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$2,348	$1,945	$1,271
Provision	153	1,122	1,772
Write-offs and adjustments	(730)	(719)	(1,098)
Ending balance	$1,771	$2,348	$1,945

Financial Instruments - Certain financial instruments are required to be recorded at fair value. The other financial instruments approximate their fair value, primarily because of their short-term nature. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents.
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
Property and Equipment - Property and equipment are stated at cost. Equipment, furniture, and fixtures are depreciated using the straight-line method over their estimated useful lives, generally ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the improvements or the applicable lease terms, excluding renewal periods. Buildings are depreciated using the straight-line method over 30 years. Building improvements are depreciated using the straight-line method over the lesser of the useful life of the improvement or the remaining life of the building. Costs associated with maintenance and repairs are expensed as incurred. The airplane and land improvements are depreciated using the straight-line method over 20 years and 10 years, respectively.
Long-Lived Assets - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment losses have been recognized in the years ended December 31, 2012, 2011, and 2010.

Restricted Cash - As of December 31, 2012 and 2011, restricted cash balances totaled $1.4 million and $5.0 million, respectively. The December 31, 2012, balance of $0.9 million consists of escrowed funds held under a letter of credit as a condition of the Company’s operating lease for its corporate headquarters and $0.5 million consists of a deposit made relating to the pending purchase of the Company’s corporate headquarters. The letter of credit will remain in effect during the term of the lease agreement. The December 31, 2011, balance of $4.2 million consisted of escrow funds relating to the remaining contingent consideration from purchase of Anodyne. This amount was which was paid in 2012. The remaining restricted cash balance as of December 31, 2011, consists of escrowed funds held under a letter of credit as a condition of the Company’s operating lease for its corporate headquarters.
Capitalized Software Costs - The Company capitalizes costs related to its athenaNet services and certain other projects for internal use incurred during the application development stage. Costs related to the preliminary project stage and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. The estimated useful life of the software is two to three years. Amortization expense was $9.0 million, $4.4 million, and $2.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. Future amortization expense for all software development costs capitalized as of December 31, 2012, is estimated to be $10.5 million, $4.9 million and $0.6 million for the years ending December 31, 2013, 2014, and 2015, respectively.
Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company evaluates the carrying value of its goodwill annually on November 30. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment losses have been recognized in the years ended December 31, 2012, 2011, and 2010.
Purchased Intangibles - Purchased intangibles consist of technology, non-compete agreements and customer relationships acquired in connection with business acquisitions and are amortized over their estimated useful lives on a straight-line basis. The Company concluded that use of the straight-line method was appropriate as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no degradation of the cash flows over time.
Accrued expenses and accrued compensation - Accrued expenses consist of the following:

	As of December 31,
	2012	2011
Accrued bonus	$17,192	$13,677
Accrued vacation	4,109	3,517
Accrued payroll	9,980	7,008
Accrued commissions	5,112	3,974
Accrued compensation expenses	$36,393	$28,176
Accrued expenses	$15,214	$10,958
Accrued property and equipment additions	4,021	3,269
Current portion of accrued contingent consideration	448	3,547
Accrued expenses	$19,683	$17,774
Deferred Rent - Deferred rent consists of rent escalation payment terms, tenant improvement allowances and other incentives received from landlords related to the Company’s operating leases for its facilities. Rent escalation represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including any construction period. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease or reimbursements of moving costs. These cash payments are recorded as deferred rent from landlords and are amortized as a reduction of periodic rent expense, over the term of the applicable lease.

Deferred Revenue - Deferred revenue primarily consists of billings or payments received in advance of the revenue recognition criteria being met. Deferred revenue includes certain deferred implementation services fees which are recognized as revenue ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be twelve years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.
Business Combinations - The Company applies business combination accounting when they have acquired control over one or more businesses. Business Combinations are accounted for at fair value. The associated acquisition costs are generally expensed as incurred and recorded in general and administrative expenses; non-controlling interests, if any, are reflected at fair value at the acquisition date; in-process research and development (“IPR&D”), if any, is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination, if any, are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the newly acquired business’ operations are included in the Consolidated Statements of Income of the combined entity beginning on the date of acquisition.We have applied this acquisition method to the transactions described in Note 2.
Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, investments, derivatives, and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents, investments by investing in highly rated corporate and financial institutions, and engaging with highly rated financial institutions as a counterparty to its derivative transaction. With respect to customer accounts receivable, the Company manages its credit risk by performing ongoing credit evaluations of its customers. No customer accounted for more than 10% of revenues or accounts receivable as of or for the years ended December 31, 2011 and 2010. One customer accounted for 11% of accounts receivable as of the year ended December 31, 2012, due to the timing of receipt of payments. However, no customers accounted for more than 10% of revenues for the year ended December 31, 2012.
Income Taxes - Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect at the time of their reversal. A valuation allowance is established to reduce net deferred tax assets if, based on the available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results.
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
Sales and Use Taxes - The Company’s services are subject to sales and use taxes in certain jurisdictions. The Company’s contractual agreements with its customers provide that payment of any sales or use taxes assessments are the responsibility of the customer. In certain jurisdictions sales taxes are collected from the customer and remitted to the respective agencies. These taxes are recorded on a net basis and excluded from revenue and expense in our financial statements as presented.
Segment Reporting - Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief decision-maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment and the CODM uses non-GAAP operating income (defined as Operating Income as shown in the Consolidated Statements of Income less total stock-based compensation and amortization expense related to purchased intangibles for the period) as the measure of the Company’s profit on a regular basis.
Stock-Based Compensation - The Company accounts for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards with compensation cost measured using the fair value of the awards issued. The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The Company generally issues previously unissued shares for the exercise of stock options; however the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.
Foreign Currency Translation - The financial position and results of operations of the Company’s foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded within other comprehensive (loss) income.
2. ACQUISITIONS
Epocrates, Inc.
On January 7, 2013, the Company entered into a definitive agreement to acquire Epocrates, Inc. (“Epocrates”), a leading provider of clinical content to healthcare providers via a mobile device at the point of care. Upon the consummation of the acquisition, the issued and outstanding shares of Epocrates common stock will be canceled and automatically converted into the right to receive $11.75 in cash, without interest, and all outstanding options and restricted stock unit awards under Epocrates’ equity compensation plans will be assumed by the Company. Each outstanding option and restricted stock unit award shall be exercisable or shall be settled upon the same terms and conditions as under the applicable Epocrates equity compensation plan, except that each option shall be exercisable for, and each restricted stock unit shall be converted into the right to receive, shares of the Company’s common stock using an exchange ratio based on the average closing sales prices per share of the Company’s common stock for the ten trading days ending on the second trading day prior to the closing of the acquisition. The acquisition is expected to enable the Company to accelerate awareness of athenahealth’s services across the physician market and deliver high-value information to the clinical community. The transaction is expected to close in the early part of 2013 and is subject to various closing conditions, including the requisite Epocrates stockholder approval and the expiration or termination of any waiting period under Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. During the year ended December 31, 2012, the Company incurred legal and professional fees in connection with the acquisition of $0.5 million, which are included in general and administrative expenses.
Watertown, MA Corporate Headquarters - Arsenal on the Charles
On December 5, 2012, the Company entered into a purchase and sale agreement with the President and Fellows of Harvard College to acquire the real estate commonly known as the Arsenal on the Charles, an expansive 29 acre, multi-building, commercial property situated less than 10 miles outside of downtown Boston where the Company currently leases its headquarters, and related operating activities. As of December 31, 2012, the Company has a minimum lease and contractual obligation of $19.0 million related to such headquarters on the property. The purchase price will be approximately $169 million, subject to the terms and conditions of the purchase and sale agreement, and the transaction is expected to close in the second quarter of 2013, subject to the satisfactory completion of due diligence by the Company. The Company has incurred legal and professional fees in connection with the acquisition of $0.7 million during the year ended December 31, 2012, which are included in general and administrative expenses.
Healthcare Data Services
On October 10, 2012, the Company acquired Healthcare Data Services LLC (“HDS”) for a purchase price of $6.0 million, which was adjusted for certain working capital adjustments to arrive at a total cash consideration of $5.8 million net of cash acquired. The valuation of the intangible assets was finalized during the quarter ended December 31, 2012. The identifiable assets acquired and liabilities assumed included $0.3 million in accounts receivable, prepaid and other current assets, $4.8 million of intangible assets and $0.1 million in accrued expenses and deferred revenue. The goodwill recorded as a result of this transaction was $0.8 million and is deductible for tax purposes. The Company incurred legal and professional fees in connection with the acquisition of $0.2 million which are included in general and administrative expenses.
The intangibles are being amortized between 3 and 5 years, with customer lists being amortized over 5 years. The goodwill resulting from the acquisition arises largely from the synergies expected from combining the operations of the acquisition with our existing service operations, as well as from the benefits derived from the assembled workforce of the acquisition. The goodwill recognized is deductible for tax purposes.
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
The final cash payment amount was subject to a working capital adjustment which was finalized during the quarter ended December 31, 2011. Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in the Consolidated Statements of Income. The contingent consideration is discussed in Note 4.
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
Point Lookout
On June 24, 2011, the Company purchased certain net assets of the Point Lookout facility located near Belfast, Maine for a purchase price of $7.7 million, which was adjusted for certain working capital adjustments to arrive at a total cash consideration of $7.0 million. The facility will serve as the Company’s client and employee training center. The identifiable assets acquired and liabilities assumed included $0.1 million in prepaid and other current assets, $7.7 million of property and equipment and $0.8 million in accrued expenses. There was no goodwill or bargain purchase gain recorded as a result of this transaction. The Company incurred legal and professional fees in connection with the acquisition of $0.5 million which are included in general and administrative expenses.
The Company does not consider the acquisitions in 2012 and 2011 to be material to its consolidated results of operations and is therefore not presenting pro forma financial information of operations. The Company has also determined that the presentation of the results of operations for each of these acquisition, from the date of acquisition, is impracticable and immaterial.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Net income	$18,732	$19,046	$12,704
Weighted average shares used in computing basic net income per share	35,956	35,046	34,181
Net income per share - basic	$0.52	$0.54	$0.37
Net income	$18,732	$19,046	$12,704
Weighted average shares used in computing basic net income per share	35,956	35,046	34,181
Effect of dilutive securities	1,177	1,004	1,023
Weighted average shares used in computing diluted net income per share	37,133	36,050	35,204
Net income per share - diluted	$0.50	$0.53	$0.36
The computation of diluted net income per share does not include 0.4 million, 0.8 million and 0.9 million of stock options and restricted stock units for the year ended December 31, 2012, 2011, and 2010, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2012 and 2011, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of their short term nature of these financial instruments. Included in cash and cash equivalents as of December 31, 2012 and 2011, are money market fund investments of $59.4 millions and $33.4 million, respectively, which are reported at fair value. As of December 31, 2012 and 2011, the Company had no outstanding debt.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. No amounts have been classified in investments and other assets on the Consolidated Balance Sheet at December 31, 2012. Investments include $18.6 million of long-term U.S. government backed securities that have been classified in investments and other assets on the Consolidated Balance Sheet at December 31, 2011.

	Fair Value Measurements At December 31, 2012, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$89,480	$—	$—	$89,480
Available-for-sale investments:
Commercial paper	—	11,748	—	11,748
Corporate bonds	—	20,334	—	20,334
Certificate of deposit	—	6,010	—	6,010
Total assets	$89,480	$38,092	$—	$127,572
Accrued contingent consideration	$—	$—	$(448)	$(448)
Total liabilities	$—	$—	$(448)	$(448)
	Fair Value Measurements as of December 31, 2011, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$33,444	$—	$—	$33,444
Commercial paper	—	7,250	—	7,250
Available-for-sale investments:				—
Commercial paper	—	6,499	—	6,499
Corporate bonds	—	40,833	—	40,833
U.S. government backed securities	—	33,370	—	33,370
Total assets	$33,444	$87,952	$—	$121,396
Accrued contingent consideration	$—	$—	$(8,176)	$(8,176)
Total liabilities	$—	$—	$(8,176)	$(8,176)
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
Contingent consideration is recorded at fair value as an element of consideration paid with subsequent adjustments recognized in the consolidated statement of income. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of December 31, 2012, and December 31, 2011, the Company has accrued a liability of $0.4 million and $8.2 million respectively for the estimated fair value of contingent considerations estimated to be payable upon the acquired companies reaching specific performance metrics over a specified period of operations or time after acquisition. The elements that make up the contingent consideration are as follows:
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
The second potential contingent consideration related to our acquisition of Anodyne in 2009 ranged from zero to $2.9 million and was payable in quarterly installments based upon the cross selling of the Company’s services for the years ended December 31, 2010 and 2011, and the six-month period ended June 30, 2012. Any amounts not earned in the first potential contingent consideration could be earned under the second potential contingent consideration in excess of the initial $2.9 million bringing the total second potential contingent consideration to $5.3 million. On December 31, 2011, the Company estimated the fair value of the second contingent consideration at $1.4 million based on key assumptions including a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. The significant judgment related to the estimated earn-out payments by scenario was primarily based on the Company’s i) past experience of our cross selling, ii) past experience of the timeline for converting pipeline opportunities into customers and iii) the remaining time period of this contingent consideration. At December 31, 2011, a large cross sell customer opportunity was included in the upside scenario which had a 25% probability. On March 31, 2012, the Company estimated the fair value of the second contingent consideration at $3.4 million based on key assumptions including a 20% for the base case scenario, 70% for the upside scenario and 10% for the downside scenario. At March 31, 2012, this large cross sell opportunity was in final contract negotiations with the Company and therefore a higher probability was assigned to the upside scenario. The time period through which the contingent consideration could be earned elapsed on June 30, 2012. The Company accrued $1.8 million as of June 30, 2012, for the final payment based on the final cross selling results which was paid during the three months ended September 30, 2012. The change in fair value of $1.3 million for the year ended December 31, 2012, is an increase in the general and administrative line item in the Consolidated Statements of Income. The Company paid $2.6 million during the year ended December 31, 2012, and $3.9 million over the entire term of the second contingent consideration.
Proxsys
The first potential contingent consideration related to our acquisition of Proxsys LLC (“Proxsys”) in 2011 ranges from zero to $3.0 million and is payable in one installment in the first quarter of 2013 based upon revenue and new sales performance for the fiscal year ending December 31, 2012. In order to qualify for the earnout payment, the acquired subsidiary must have achieved a minimum revenue threshold which was derived from both recurring revenue and revenue generated from new customers brought onto the service after the acquisition. Once that minimum revenue threshold is met, the amount of the payment is then determined by new sales of the Company’s athenaCoordinator service offering since date of acquisition. At acquisition date and on December 31, 2011, the Company estimated the fair value of the first potential contingent consideration at $2.4 million, the key assumptions relating to this potential contingent consideration included the athenaCoordinator revenue budget for the 2012 fiscal year, which included recurring revenue and estimates related new revenue generated from new customers based upon the existing sales pipeline and historical implementation timeline and a probability adjusted level of 60% for the base case and 25% and 15% for the upside and downside scenarios, respectively. The athenaCoordinator revenue budget for the 2012 fiscal year exceeded the minimum revenue threshold. The downside scenarios included a worse case scenario where the acquired subsidiary did not achieve the minimum revenue target. Certain contracts that were in an advanced negotiation stage at December 31, 2011, and estimated to close in the first quarter of 2012, did not close during the three months ended March 31, 2012; therefore as of March 31, 2012, the Company determined that it is more likely than not that the minimum revenue threshold for athenaCoordinator will not be achieved by a margin of 5-10%. On March 31, 2012, the Company determined that based on the reforecasted amounts and the pass fail structure of this contingent payment, the probability percentages have been adjusted to 90% for the worse case scenario and 10% for the upside scenario. On March 31, 2012, the Company estimated the fair value of the first potential contingent consideration at $0.3 million. On June 30, 2012, the Company estimated the fair value of the first potential contingent consideration to have no value. For the year ended December 31, 2012, the Company did not meet the minimum revenue threshold therefore zero consideration was earned related to the first contingent consideration. The change in fair value of $2.4 million is a decrease in the general and administrative expense line item in the Consolidated Statements of Income for the year ended December 31, 2012.
The second potential contingent consideration related to our acquisition of Proxsys in 2011 ranges from zero to $5.0 million and is payable in quarterly installments based upon the cross selling of the Company’s athenaCollector services into Proxsys’ new and acquired customer and physician sender base, from acquisition to the second year anniversary of the acquisition in the third quarter of 2013. On December 31, 2011, and through June 30, 2012, the key assumptions relating to this potential contingent consideration included scenarios primarily based on the Company’s (i) past experience of our cross selling related to the Anodyne acquisition, (ii) past experience of the timeline for converting pipeline opportunities into customers and (iii) the remaining time period of this contingent consideration and a probability adjusted level of 65% for the base case and 25% and 10% for the upside and downside scenarios, respectively. As of September 30, 2012, over a one year after the acquisition, the Company determined that it now had sufficient information into the actual cross sell opportunity base to adjust athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

the scenarios. The Company lowered its expectations of achievable cross sells within the earn out period for all scenarios and has a probability adjusted level of 60% for the base case and 20% for the upside and downside scenarios. The Company estimates the fair value of the contingent consideration at December 31, 2012, to be $0.4 million, primarily related to the amount of time left to earn the additional consideration. The change in fair value of $4.0 million is a decrease in the general and administrative expense line item in the Consolidated Statements of Income for the year ended December 31, 2012. Minimal cross sells have been earned and minimal payments have been made as of December 31, 2012.
The reconciliations for the fair values of financial instruments determined by Level 3 for the periods presented, are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance beginning of period	$8,176	$4,655
Payments	(2,610)	(3,355)
Additions	—	6,836
Change in fair value (included in G&A expenses)	(5,118)	40
Balance end of period	$448	$8,176

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

5. INVESTMENTS
The summary of available-for-sale securities at December 31, 2012, is as follows:

	Amortized Cost	Gross Unrealized Gain	Fair Value
Commercial paper	$11,740	$8	$11,748
Corporate bonds	20,331	3	20,334
Certificate of deposit	6,008	2	6,010
Total	$38,079	$13	$38,092
The summary of available-for-sale securities at December 31, 2011, is as follows:

	Amortized Cost	Gross Unrealized Gains (Loss)	Fair Value
Commercial paper	$13,739	$10	$13,749
Corporate bonds	40,863	(30)	40,833
U.S. government backed securities	33,374	(4)	33,370
Total	$87,976	$(24)	$87,952
6. PROPERTY AND EQUIPMENT
The Company has no capital leases for the years ended December 31, 2012, and December 31, 2011.
The fair values of the property and equipment acquired as part of the purchase of the Point Lookout facility are allocated as buildings of $4.8 million, land and land improvements of $2.1 million, and furniture and fixtures of $0.6 million.
Property and equipment consist of the following:

	Years Ended December 31,
	2012	2011
Equipment	$56,078	$43,950
Furniture and fixtures	5,297	3,634
Leasehold improvements	15,518	12,297
Airplane	3,156	3,154
Building and improvements	18,144	14,556
Land and land improvements	2,950	2,921
Total property and equipment, at cost	101,143	80,512
Accumulated depreciation and amortization	(49,902)	(33,929)
Construction in progress	2,794	5,692
Property and equipment, net	$54,035	$52,275
Depreciation expense on property and equipment was $16.6 million, $12.2 million, and $8.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table summarizes the activity relating to the carrying value of the Company’s goodwill during the years ended December 31, 2012 and 2011:

Gross balance as of January 1, 2011	$22,450
Goodwill recorded in connection with the acquisition of Proxsys LLC	24,857
Gross balance as of December 31, 2011	$47,307
Goodwill recorded in connection with the acquisition of Healthcare Data Services LLC	783
Gross balance as of December 31, 2012	$48,090
Purchased Intangible Assets
The fair values of the purchased intangible assets acquired as part of the purchase of Healthcare Data Services are allocated as development technology of $3.2 million, customer relationships of $0.4 million and non-compete agreement of $1.2 million.
Intangible assets acquired as of December 31, 2012 and 2011, are as follows:

	December 31, 2012
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Developed technology	$6,612	$(2,678)	$3,934	2.5
Customer relationships	21,434	(5,175)	16,259	7.6
Non-compete agreement	1,678	(310)	1,368	2.6
Total	$29,724	$(8,163)	$21,561

	December 31, 2011
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Developed technology	$3,391	$(1,692)	$1,699	2.4
Customer relationships	20,966	(3,057)	17,909	8.7
Non-compete agreement	500	(56)	444	2.7
Total	$24,857	$(4,805)	$20,052
Amortization expense for the years ended December 31, 2012, 2011, and 2010, was $3.4 million, $2.2 million, and $1.8 million, respectively, and is included in direct operating expenses. Estimated amortization expense, based upon the Company’s intangible assets at December 31, 2012, is as follows:

Year ending December 31,	Amount
2013	$4,458
2014	4,084
2015	3,331
2016	2,190
2017	2,169
Thereafter	5,329
Total	$21,561

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

8. OPERATING LEASES AND OTHER COMMITMENTS
The Company maintains operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of each leased facility. The rental agreements expire at various dates from 2013 to 2024.
The Company entered into a lease agreement with a landlord in connection with the relocation of its corporate offices in June 2005. Under the terms of such lease agreement, the landlord provided approximately $11.5 million in allowances to the Company for the leasehold improvements for the office space, reimbursement of moving costs and all payments under the Company’s lease agreement relating to its previous office space. Prior to May 2011, the incentive payments received from the new landlord were being recognized over the lease term and accounted for as a component of deferred rent on the Company’s Consolidated Balance Sheets. In May 2011, the Company paid $2.1 million to settle the remaining amounts of these rental incentive loans.
The lease agreement contains certain financial and operational covenants. These covenants provide for restrictions on, among other things, a change in control of the Company and certain structural additions to the premises, without prior consent from the landlord.
Rent expense for the Company totaled $4.9 million, $3.5 million, and $2.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2012, are as follows:

Year ending December 31,	Future Rent Payments
2012	$8,867
2013	8,066
2014	5,571
2015	2,818
2016	1,787
Thereafter	4,980
Total minimum lease payments	$32,089
At December 31, 2012, $19.0 million of the $32.1 million relates to lease payments for our Watertown, Massachusetts headquarters.

9. DEBT AND CAPITAL LEASE OBLIGATIONS
As of December 31, 2012 and 2011, the Company had no outstanding debt and capital lease obligations.
2013 Commitment Letter - On January 7, 2013, the Company entered into commitment letter, pursuant to which Bank of America, N.A. committed to increase its commitment to provide revolving loans under our credit facility by an amount up to $55 million as a source of funding for the Epocrates transaction.
2011 Line of Credit — On October 20, 2011, the Company entered into a $100.0 million new revolving credit agreement (“Revolving Credit Agreement”) with a term of five years. The Revolving Credit Agreement replaces the $15.0 million Credit Agreement that expired September 30, 2011. The terms and conditions of the Revolving Credit Agreement are customary to facilities of this nature. The Company was required to pay financing fees of $0.7 million for this Revolving Credit Agreement which is being amortized in interest expense in the Consolidated Statements of Income over the five-year term.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

10. STOCKHOLDERS’ EQUITY
Preferred Stock — The Company’s Board of Directors has the authority, without further action by stockholders, to issue up to 5,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2012 and 2011, no shares of preferred stock were outstanding.
Common Stock — Common stockholders are entitled to one vote per share and dividends when declared by the Board of Directors, subject to any preferential rights of preferred stockholders.
Warrants — In connection with equipment financing with a finance company and a bank in May 2001, the Company issued warrants to purchase shares of the Company’s stock at an exercise price of $3.08 per share. As of December 31, 2011, 32 warrants remained outstanding. The 32 warrants were exercised during the year ended December 31, 2012. As of December 31, 2012, no warrants remain outstanding.
11. STOCK-BASED COMPENSATION
Total stock-based compensation expense for the years ended December 31, 2012, 2011, and 2010, are as follows:

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation charged to:
Direct operating	$5,619	$3,173	$2,298
Selling and marketing	7,717	5,645	3,509
Research and development	3,213	2,311	2,014
General and administrative	10,687	7,772	6,656
Total	$27,236	$18,901	$14,477
Amortization of capitalized stock-based compensation related to software development	257	—	—
Total	$27,493	18,901	14,477

In addition, for the year ended December 31, 2012, $0.8 million of stock-based compensation was capitalized in the line item Software Development Costs in the Consolidated Balance Sheet for which $0.3 million was included in the line item Depreciation and Amortization Expense in the Consolidated Statement of Income. The amount of stock-based compensation related to capitalized software development costs in prior periods was not significant.
In 2007, the board of directors and the Company’s stockholders approved the Company’s 2007 Stock Option and Incentive Plan. The 2007 Stock Option and Incentive Plan was amended and restated in 2011 to: (i) remove an evergreen provision; (ii) increase the number of shares reserved for issuance by 1.3 million shares; (iii) set a multiplier for full value awards of 1.3 shares of stock for each share of stock subject to that award; (iv) set minimum restriction periods for stock awards; (v) set maximum awards payable for performance-based awards; (vi) add performance criteria; and (vii) make other administrative changes; and in 2012 to: (i) increase the number of shares reserved for issuance by 1.85 million shares; (ii) set a multiplier for full value awards of 1.66 shares of stock for each share of stock subject to that award; (iii) set a new minimum period for a performance cycle for cash-based awards; (iv) add performance criteria; (v) revise the share counting provision so that shares underlying awards other than stock options and stock appreciation rights may be withheld to satisfy tax withholding obligations; and (vi) extend its term through April 23, 2022 (as amended and restated, the “2007 Plan”). As of December 31, 2012 and 2011, there were approximately 3,303 and 2,494 shares, respectively, available for grant under the Company’s stock award plans.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

Stock Options
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
The following table presents the stock option activity for the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — January 1, 2012	2,885	$30.81
Granted	371	71.06
Exercised	(670)	24.28
Forfeited	(83)	49.05
Outstanding — as of December 31, 2012	2,503	$37.93	6.7	$88,661
Exercisable — as of December 31, 2012	1,435	$29.60	5.8	$62,679
Vested and expected to vest as of December 31, 2012	2,336	$36.71	6.6	$85,571
Weighted-average fair value of options granted for the year ended December 31, 2012		$31.71
The Company recorded compensation expense in relation to stock options of $9.8 million, $10.6 million, and $11.8 million, for the years ended December 31, 2012, 2011, and 2010, respectively.
The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1%	1% - 2.2%	1.5% - 3.0%
Expected dividend yield	—%	—%	—%
Expected option term (years)	3.0 - 5.0	5.0	6.25
Expected stock volatility	43% - 52%	51% - 54%	45% - 52%
The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.
For grants issued during the year ended December 31, 2010, the expected option term reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock had been publicly traded. In 2011, the Company began using company-specific historical information.
Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor for grants prior to 2011. As such, the Company analyzed the volatilities of a group of peer companies, including company-specific historical information to date, to support the assumptions used in its calculations. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions. In 2012, the Company began using only company-specific historical and implied volatility information to generate the volatility assumptions.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

As of December 31, 2012 and 2011, there was $19.2 million and $20.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.4 years. The weighted average fair value of stock options granted during fiscal 2012, 2011, and 2010, was $31.71, $21.01, and $19.06, respectively. The intrinsic value of options exercised during fiscal 2012, 2011, and 2010, was $36.1 million, $26.1 million, and $15.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the exercise price of the options.
Restricted Stock Units
The 2007 Plan also allows for granting of restricted stock unit awards under the terms of the plan. The majority of the restricted units vest in four equal, annual installments on the anniversaries of the vesting start date or in four equal, quarterly installments on anniversaries of the vesting date. The Company estimated the fair value of the restricted stock units using the market price of its common stock on the date of the grant. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period. The following table presents the restricted stock unit activity for the year ended December 31, 2012.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding — January 1, 2012	757	$43.99
Granted	565	71.15
Vested	(210)	44.88
Forfeited	(28)	51.77
Outstanding — as of December 31, 2012	1,084	$58.07
As of December 31, 2012, $49.3 million of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 2.8 years. Stock-based compensation expense of $17.3 million, $7.3 million, and $2.3 million was recorded for restricted stock units during the years ended December 31, 2012, 2011, and 2010, respectively.
Employee Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) allows employees of the Company and its subsidiaries as designated by the Company’s board of directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. The expense for the years ended December 31, 2012, 2011, and 2010, was $1.0 million, $1.0 million, and $0.4 million, respectively.
12. INCOME TAXES
The components of the Company’s income tax provision for the years ended December 31, 2012, 2011, and 2010, are as follows:

	2012	2011	2010
Current Provision:
Federal	$13,089	$12,264	$6,193
State	3,575	4,397	3,141
Foreign	372	135	49
	17,036	16,796	9,383
Deferred Provision (Benefit):
Federal	26	(1,804)	1,285
Foreign	(114)	—	—
State	(802)	(1,158)	(272)
	(890)	(2,962)	1,013
Total income tax provision	$16,146	$13,834	$10,396
The components of the Company’s deferred income taxes as of December 31, 2012 and 2011, are as follows:

	2012	2011
Deferred tax assets:
Federal net operating loss carryforward	$—	$1,978
State net operating loss carryforward	25	132
Allowances for accounts receivable	1,005	1,610
Deferred rent obligation	1,593	1,749
Stock compensation	13,800	10,184
Other accrued liabilities	1,743	908
Deferred revenue	16,594	13,672
Other	2,251	3,064
Total gross deferred tax assets	37,011	33,297
Valuation allowance	(25)	(132)
Total deferred tax assets	36,986	33,165
Deferred tax liabilities:
Intangible assets	(6,605)	(4,760)
Capitalized software development	(5,420)	(2,807)
Property and equipment	(6,290)	(8,117)
Investments	(5)	(8)
Other	—	304
Total deferred tax liabilities	(18,320)	(15,388)
Net deferred tax assets	$18,666	$17,777
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
As of December 31, 2012, the Company had federal and state NOLs of approximately $6.1 million (which includes $6.1 million of NOLs from stock-based compensation) and $2.2 million (which includes $0.4 million of NOLs from stock-based compensation), respectively, to offset future federal and state taxable income. The state NOLs begin to expire 2013 and the federal NOLs expire at various times from 2022 through 2028. As of December 31, 2011, the Company had federal and state NOLs of approximately $22.7 million (which includes $17.0 million of NOLs from stock-based compensation) and $6.3 million (which includes $1.0 million of NOLs from stock-based compensation), respectively, to offset future federal and state taxable income.
The Company has generated NOLs from stock-based compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than as a reduction of income tax provision. During the years ended December 31, 2012, 2011, and 2010, the Company realized excess tax benefits from federal and state tax deductions of $14.1 million, $14.2 million and $9.2 million, respectively, which was credited to additional paid-in capital. As of December 31, 2012, the amount of unrecognized federal and state excess tax benefits is $3.8 million and $0.0 million, respectively, which will be credited to additional paid-in capital when realized.
During the year ended December 31, 2012, the Company utilized tax federal NOLs to reduce the current tax provision by $2.8 million. During the year ended December 31, 2011, the Company utilized tax federal NOLs carryforwards to reduce the current tax provision by $0.3 million. During the year ended December 31, 2010, the Company utilized tax federal NOLs carryforwards to reduce the current tax provision by $4.6 million.
The Company’s federal research and development tax credit carryforward is available to offset future federal and state taxes and expire at various times through 2032. The Company has R&D credits of $1.7 million (which includes $1.7 million athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

from the utilization of credits under the without method of accounting related to stock-based compensation).  These benefits when utilized to reduce the taxes payable will be credited to additional paid-in capital.
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31:

	2012	2011	2010
Income tax computed at federal statutory tax rate	35%	35%	34%
State taxes net of federal benefit	5%	6%	6%
Research and development credits	—%	(1)%	(1)%
Permanent differences	6%	2%	5%
Valuation allowance	—%	—%	1%
Total	46%	42%	45%
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	2012	2011	2010
Beginning uncertain tax benefits	$1,685	$1,610	$986
Prior year — decreases	(140)	(23)	—
Prior year — increases	177	22	93
Current year — increases	39	76	531
Ending uncertain tax benefits	$1,761	$1,685	$1,610
Included in the balance of unrecognized tax benefits at December 31, 2012, are $1.3 million of tax benefits that, if recognized, would affect the effective tax rate. Included in the 2009 year increases was $1.3 million of unrecognized tax benefits which the Company acquired through its acquisition of Anodyne, Inc. The Company anticipates $0.6 million of unrecognized tax benefits will either expire or be settled in the next twelve months of the reporting date.
On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Under the accounting guidance on this topic, the effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements for the interim or annual period that includes the enactment date. The benefit related to the 2012 federal research and development credit of $0.7 million will be recorded in the first quarter of 2013.
The Company is subject to taxation in the United States, various states and India. As of December 31, 2012, tax years 1997 through 2011—except for 2006 through 2008 for federal purposes—remain open to examination by major taxing jurisdictions to which the Company is subject, which years primarily resulted in carryforward attributes that may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.
13. EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) retirement savings plan (the “401(k) Plan”), under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and non-forfeitable. The Company may make a discretionary contribution in any year, subject to authorization by the Company’s Board of Directors. During the years ended December 31, 2012, 2011, and 2010, the Company’s contributions to the 401(k)Plan were $2.4 million, $1.7 million, and $1.2 million, respectively.
14. COMMITMENTS AND CONTINGENCIES
On July 18, 2011, the Company filed a complaint against ADP AdvancedMD, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that ADP AdvancedMD, Inc. has infringed two of the Company’s U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” On May 16, 2012, the Court entered the parties’ joint stipulation of dismissal without prejudice of claims and counterclaims related to U.S. Patent No. 7,720,701. A Markman Hearing was held on September 14, 2012. The Court has not athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

yet issued its Markman decision. The Company is seeking permanent injunctive relief, damages, pre- and post-judgment costs and interest, and attorneys’ fees.
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
In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the likelihood of a loss contingency relating to the ultimate disposition of any of these disputes or to any of the proceedings disclosed in this Note 14 is remote. When the likelihood of a loss contingency becomes at least reasonably possible with respect to any of these disputes or any of the proceedings disclosed in this Note 14, or, as applicable in the future, if there is at least a reasonable possibility that a loss exceeding amounts already recognized may have been incurred, we will revise our disclosures in accordance with the relevant authoritative guidance.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected quarterly financial information follows for the year ended December 31, 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue:
Business services	$93,549	$100,110	$102,256	$112,581	$408,496
Implementation and other	3,017	3,405	3,630	3,723	13,775
Total revenue	96,566	103,515	105,886	116,304	422,271
Expenses:
Direct operating costs	38,798	41,014	41,866	45,208	166,886
Selling and marketing	23,728	27,389	25,603	27,580	104,300
Research and development	7,168	8,615	8,746	9,263	33,792
General and administrative	16,199	13,961	11,913	14,952	57,025
Depreciation and amortization	5,486	5,795	6,683	7,677	25,641
Total expenses	91,379	96,774	94,811	104,680	387,644
Operating income	5,187	6,741	11,075	11,624	34,627
Other income (expense):	134	12	88	17	251
Income before income tax provision	5,321	6,753	11,163	11,641	34,878
Income tax provision	(2,893)	(2,599)	(4,953)	(5,701)	(16,146)
Net income	$2,428	$4,154	$6,210	$5,940	$18,732
Net income per share — basic	$0.07	$0.12	$0.17	$0.16	$0.52
Net income per share — diluted	$0.07	$0.11	$0.17	$0.16	$0.50
Weighted average shares used in computing net income per share:
Basic	35,535	35,685	35,832	36,264	35,956
Diluted	36,996	36,906	37,212	37,420	37,133

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