Form 10-Q
period 2013-03-31
ATHENAHEALTH INC
filed 2013-05-07
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At May 3, 2013, the registrant had 36,741,325 shares of common stock, par value $0.01 per share, outstanding.

i

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per-share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$47,807	$154,988
Short-term investments	—	38,092
Accounts receivable - net	92,572	61,916
Current portion of restricted cash	1,357	1,357
Deferred tax assets - net	8,023	6,907
Prepaid expenses and other current assets	16,469	10,924
Total current assets	166,228	274,184
Property and equipment - net	61,670	54,035
Capitalized software costs - net	18,829	16,050
Purchased intangibles - net	159,722	21,561
Goodwill	196,183	48,090
Deferred tax assets - net	—	11,759
Investments and other assets	3,466	2,773
Total assets	$606,098	$428,452
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	105,000	—
Accounts payable	5,256	1,733
Accrued compensation	22,775	36,393
Accrued expenses	29,368	19,683
Current portion of deferred revenue	36,358	8,209
Current portion of deferred rent	1,249	799
Total current liabilities	200,006	66,817
Deferred rent, net of current portion	2,095	2,854
Deferred revenue, net of current portion	48,861	45,515
Long-term deferred tax liability - net	16,424	—
Other long-term liabilities	2,877	1,618
Total liabilities	270,263	116,804
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 37,935 shares issued and 36,657 shares outstanding at March 31, 2013; 37,572 shares issued and 36,294 shares outstanding at December 31, 2012	380	376
Additional paid-in capital	326,974	303,547
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(25)	(81)
Retained earnings	9,706	9,006
Total stockholders’ equity	335,835	311,648
Total liabilities and stockholders’ equity	$606,098	$428,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per-share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue:
Business services	$121,463	$93,549
Implementation and other	4,133	3,017
Total revenue	125,596	96,566
Expense:
Direct operating	53,185	38,798
Selling and marketing	32,922	23,728
Research and development	11,944	7,168
General and administrative	31,077	16,199
Depreciation and amortization	8,341	5,486
Total expense	137,469	91,379
Operating (loss) income	(11,873)	5,187
Other (expense) income	(110)	134
(Loss) income before income tax benefit (provision)	(11,983)	5,321
Income tax benefit (provision)	12,683	(2,893)
Net income	$700	$2,428
Net income per share - Basic	$0.02	$0.07
Net income per share - Diluted	$0.02	$0.07
Weighted average shares used in computing net income per share:
Basic	36,409	35,535
Diluted	37,744	36,996
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$700	$2,428
Other comprehensive (loss) income
Unrealized gain (loss) on securities, net of tax of $0 and $10 for the three months ended March 31, 2013 and 2012, respectively	(20)	72
Foreign currency translation adjustment	(36)	(9)
Total other comprehensive (loss) income	(56)	63
Comprehensive income	$644	$2,491
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$700	$2,428
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,138	6,276
Amortization of premium on investments	84	354
Provision for uncollectible accounts	242	287
Excess tax benefit from stock-based awards	—	(2,829)
Deferred income tax	(12,745)	40
Change in fair value of contingent considerations	—	71
Stock-based compensation expense	13,658	5,633
Other reconciling adjustments	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,754)	(4,307)
Prepaid expenses and other current assets	(2,260)	(847)
Other long-term assets	73	94
Accounts payable	1,985	3,054
Accrued expenses	4,199	77
Accrued compensation	(15,640)	(11,347)
Deferred revenue	2,095	858
Deferred rent	(309)	(221)
Net cash used in operating activities	(5,540)	(379)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(4,799)	(2,839)
Purchases of property and equipment	(11,003)	(10,383)
Proceeds from sales and maturities of investments	56,245	25,224
Purchases of short-term and long-term investments	—	(25,904)
Payments on acquisition, net of cash acquired	(242,836)	—
Decrease in restricted cash	—	104
Net cash used in investing activities	(202,393)	(13,798)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	8,945	7,958
Taxes paid related to net share settlement of restricted stock units	(7,199)	(1,825)
Excess tax benefit from stock-based awards	—	2,829
Payment of contingent consideration accrued at acquisition date	—	(104)
Debt issuance costs	(275)	—
Net settlement of acquired company’s board of directors equity shares	(5,806)	—
Net proceeds from line of credit	105,000	—
Net cash provided by financing activities	100,665	8,858
Effects of exchange rate changes on cash and cash equivalents	87	29
Net increase in cash and cash equivalents	(107,181)	(5,290)
Cash and cash equivalents at beginning of period	154,988	57,781
Cash and cash equivalents at end of period	$47,807	$52,491
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$890	$784
Tax benefit recorded in prepaid expenses and other current assets	$—	$2,774
Fair value of equity awards assumed	$13,028	$—
Additional disclosures
Cash received for interest	$450	$528
Cash paid for taxes	$30	$733
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the three month period ended March 31, 2013, and 2012. The results of operations for the three month period ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013.
Segment Reporting - The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief decision-maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company is in the process of finalizing the information that will be prepared and presented to the CODM due to the acquisition of Epocrates, Inc. during the period (see footnote 2). We anticipate that we will have at least two operating segments—athenahealth and Epocrates. Prior to the period ended March 31, 2013, the Company operated in one segment.
2. ACQUISITIONS
Epocrates, Inc.
On March 12, 2013, the Company acquired Epocrates, Inc. (“Epocrates”), a leading provider of essential clinical content, practice tools, and health industry engagement via mobile devices at the point of care. The Company acquired Epocrates for the assembled workforce, expected synergies, and accelerated awareness of athenahealth’s services across the physician market and to deliver high-value information to the clinical community. The acquisition date fair value of the consideration transferred for Epocrates, less cash and short-term investments acquired was approximately $237.6 million, which consisted of the following:

Fair value of consideration transferred

Cash payments	$294,632
Fair value of stock options and restricted stock units assumed	13,028
Fair value of total consideration	307,660
Less cash acquired	(51,796)
Less short-term investments acquired	(18,250)
Total	$237,614
The value of the share consideration for the Company’s common stock was based on the average closing sales prices per share of the Company’s common stock for the ten trading days ending on the second trading day prior to the closing of the acquisition. The fair value of the stock options and restricted stock units assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.1239 was applied to convert Epocrates options and restricted stock units to the Company’s options and restricted stock units.
The Company assumed options and restricted stock units with a fair value of $22.6 million. Of the total consideration, $13.0 million was allocated to the purchase consideration and $9.6 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis over the remaining service period. In the three months ended

March 31, 2013, stock-based compensation expense recognized for stock options and restricted stock units assumed was $5.5 million.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

Accounts receivable	$23,144
Other current and long-term assets	3,833
Property, equipment and capitalized software costs	4,168
Purchased intangible assets	139,900
Current liabilities	(11,054)
Deferred tax liabilities, net	(39,811)
Deferred revenue	(29,400)
Other long-term liabilities	(1,259)
Total identifiable net assets	$89,521
Goodwill	148,093
$237,614
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as the purchased intangibles, current and non current income taxes payable, deferred taxes and uncertain tax benefits may be subject to change as additional information is received and certain tax returns are finalized. Thus, the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the preliminary components of the identifiable intangible assets acquired by asset class and their preliminary estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
Doctor network	$104,500	14 years
Drug information content	10,000	5 years
Trade name	11,500	10 years
Customer backlog	2,900	1.5 years
Epocrates Non-compete agreement	4,500	1.5 years
Developed technology	6,500	3 years
Total intangible assets subject to amortization	$139,900
We anticipate that we will allocate the acquired doctor network between our two operating segments. The Epocrates segment will represent the fair values of the underlying relationships and agreements with Epocrates customers. The doctor network related to the athenahealth segment will represent the fair values of the savings associated with future marketing spend for the athenahealth segment services to the acquired doctor network. Drug information content represents the fair value of the cost to replace the drug information and interaction content used by the doctor’s network. The trade name represents the fair value of the brand and name recognition associated with the marketing of Epocrates’ service offerings. Developed technology represents the estimated fair value of Epocrates’ mobile device platform. All of the purchased intangible assets related to the Epocrates transaction have finite lives. For those purchased intangible assets where an income approach was used, we considered the projected undiscounted cash flows as the best indication of the pattern of economic benefit expected from the asset.
The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Epocrates’ mobile device platform with the athenahealth service offerings. We anticipate goodwill will be allocated between our two operating segments. The goodwill balance is not deductible for U.S. income tax purposes.
The amounts of revenue and net loss of Epocrates included in the Company’s condensed consolidated statement of income from the acquisition date of March 12, 2013, to the period ended March 31, 2013, are $5.5 million and $7.9 million.

The net loss includes $5.5 million in stock-based compensation expense primarily related to the acceleration of certain individuals’ stock awards upon termination.
The following pro forma financial information summarizes the combined results of operations for the Company as though the acquisition occurred on January 1, 2012. The unaudited pro forma financial information was as follows:

	For three months ended March 31,
	2013	2012
Revenue	$142,640	$121,941
Net loss	(2,501)	(9,108)
The pro forma financial information for all periods presented has been calculated after adjusting the results of Epocrates to reflect the business combination accounting effects resulting from this acquisition including the amortization expenses from acquired intangible assets, the stock-based compensation expense for unvested stock options and restricted stock units assumed and the related tax effects as though the acquisition occurred as of January 1, 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2012.
During the three months ended March 31, 2013, the Company incurred transaction costs in connection with the acquisition of $2.5 million, which are included in general and administrative expenses. Including prior periods not presented, the Company has incurred transaction costs in connection with the acquisition of $3.0 million through March 31, 2013.
As part of the integration of Epocrates, the Company communicated to certain employees severance and retention bonuses which total $4.2 million to be paid out through the end of 2013. The following table summarizes these amounts for the three months ended March 31, 2013:

Summary of roll forward of integration costs

Beginning balance	$—
Addition to provision	2,209
Change in estimate	—
Cash outlay	(195)
Ending balance	$2,014
Watertown, MA Corporate Headquarters - Arsenal on the Charles
On December 5, 2012, the Company entered into a purchase and sale agreement with President and Fellows of Harvard College to acquire the real estate commonly known as the Arsenal on the Charles, an expansive 29 acre, multi-building, commercial property situated less than 10 miles outside of downtown Boston where the Company currently leases its headquarters, and related operating activities. As of March 31, 2013, the Company has a minimum lease and contractual obligation of $17.5 million related to such headquarters on the property. The purchase price will be approximately $169 million, subject to the terms and conditions of the purchase and sale agreement, and the transaction is expected to close in the second quarter of 2013. The purpose of this acquisition is to allow for future expansion of the corporate headquarters to accommodate anticipated headcount growth. The Company has incurred transaction costs in connection with the acquisition of $1.0 million during the three months ended March 31, 2013, which are included in general and administrative expenses. Including prior periods not presented, the Company has incurred transaction costs in connection with the acquisition of $1.7 million through March 31, 2013.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

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
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net income	$700	$2,428
Weighted average shares used in computing basic net income per share	36,409	35,535
Net income per share - basic	$0.02	$0.07
Net income	$700	$2,428
Weighted average shares used in computing basic net income per share	36,409	35,535
Effect of dilutive securities	1,335	1,461
Weighted average shares used in computing diluted net income per share	37,744	36,996
Net income per share - diluted	$0.02	$0.07
The computation of diluted net income per share does not include 0.8 million and 0.4 million of stock options and restricted stock units for the three months ended March 31, 2013 and 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2013, and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments. Included in cash and cash equivalents as of March 31, 2013, and December 31, 2012, are money market fund investments of $0.1 million and $59.4 million, respectively, which are reported at fair value. As of December 31, 2012, the Company had no outstanding debt. As of March 31, 2013, the Company had $105.0 million outstanding on the line of credit which is reported at fair value.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in active markets for similar assets or liabilities. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. No amounts have been classified in investments and other assets on the Condensed Consolidated Balance Sheet at March 31, 2013, or December 31, 2012.

	Fair Value Measurements At March 31, 2013, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$116	$—	$—	$116
Total assets	$116	$—	$—	$116
Accrued contingent consideration	$—	$—	$(448)	$(448)
Total liabilities	$—	$—	$(448)	$(448)

	Fair Value Measurements as of December 31, 2012, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$89,480	$—	$—	$89,480
Available-for-sale investments:
Commercial paper	—	11,748	—	11,748
Corporate bonds	—	20,334	—	20,334
Certificate of deposit	—	6,010	—	6,010
Total assets	$89,480	$38,092	$—	$127,572
Accrued contingent consideration	$—	$—	$(448)	$(448)
Total liabilities	$—	$—	$(448)	$(448)
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
Contingent consideration is recorded at fair value as an element of consideration paid with subsequent adjustments recognized in the consolidated statement of income. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The outstanding potential contingent consideration relates to our acquisition of Proxsys in 2011 ranges from zero to $5.0 million and is payable in quarterly installments based upon the cross selling of the Company’s athenaCollector services into Proxsys’ new and acquired customer and physician sender base, from acquisition to the second year anniversary of the acquisition in the third quarter of 2013. As of March 31, 2013 and December 31, 2012, the Company has a probability adjusted level of 60% for the base case and 20% for the upside and downside scenarios. The Company estimates the fair value of the contingent consideration at March 31, 2013 to be $0.4 million, primarily related to the amount of time left to earn the additional consideration. There was no material change in fair value of the contingent consideration for the three months ended March 31, 2013. Minimal cross sells have been earned and minimal payments have been made as of March 31, 2013.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

The reconciliations for the fair values of financial instruments determined by Level 3 for the periods presented, are as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance beginning of period	$448	$8,176
Payments	—	(104)
Additions	—	—
Change in fair value (included in general and administrative expenses)	—	71
Balance end of period	$448	$8,143

5. INVESTMENTS
There were no amounts held in available-for-sale securities at March 31, 2013.
The summary of available-for-sale securities at December 31, 2012, is as follows:

	Amortized Cost	Gross Unrealized Gains (Loss)	Fair Value
Commercial paper	$11,740	$8	$11,748
Corporate bonds	20,331	3	20,334
Certificate of deposit	6,008	2	6,010
Total	$38,079	$13	$38,092
6. DEBT
2011 Line of Credit — On October 20, 2011, the Company entered into a $100.0 million revolving credit agreement (“Revolving Credit Agreement”) with a term of five years. The Revolving Credit Agreement replaced the $15.0 million Credit Agreement that expired September 30, 2011. The terms and conditions of the Revolving Credit Agreement are customary to facilities of this nature. The Company was required to pay financing fees of $0.7 million for the Revolving Credit Agreement, which are being amortized in interest expense in the Consolidated Statements of Income over the five-year term.
2013 Commitment Letter - On January 7, 2013, the Company entered into commitment letter, pursuant to which Bank of America, N.A. committed to increase its commitment to provide revolving loans under the credit facility by an amount up to $55 million as a source of funding for the Epocrates transaction. The Company was required to pay financing fees of $0.3 million for this commitment which is being amortized in interest expense in the Consolidated Statements of Income over the remaining five-year term of the 2011 Line of Credit.
On March 11, 2013, the Company borrowed $155.0 million under the Revolving Credit Agreement as a source of funding for the Epocrates transaction. The Company repaid $50.0 million of the $155.0 million as of March 31, 2013. The credit facility contains certain covenants, including consolidated leverage ratio and minimum fixed charges coverage ratios. The interest rates applicable to revolving loans under the credit agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on the Company’s consolidated leverage ratio. The interest rate at March 31, 2013, was 1%. As of December 31, 2012, the Company had no outstanding debt obligations.
7. COMMITMENTS AND CONTINGENCIES
On January 11, 2013, a complaint captioned Bushansky v. Epocrates, Inc., et al., Case No. 519078, was filed in San Mateo County Superior Court on behalf of a putative class of Epocrates’ shareholders against Epocrates and each member of the Epocrates board. This complaint challenged the proposed merger between Epocrates and one of the Company’s wholly owned subsidiaries. On January 25, 2013, a similar complaint was filed in San Mateo County Superior Court captioned DeJoice v. Epocrates, et al., Case No. 519461. This second complaint made similar allegations against Epocrates and each member of the Epocrates board and included a claim against the Company for aiding and abetting a breach of fiduciary duty. On January 31, 2013, the Bushansky complaint was amended to include additional allegations. Plaintiffs allege, among other things, that the Epocrates directors breached their fiduciary duties by allegedly agreeing to sell Epocrates at an unfair and inadequate price, failing to take steps to maximize athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

the sale price of Epocrates, and making material omissions to the preliminary proxy statement dated January 25, 2013. The complaints sought to enjoin the merger, other equitable relief, and money damages. On March 5, 2013, Epocrates and the plaintiffs signed a memorandum of understanding in which the parties agreed to enter into a stipulation of settlement whereby the plaintiffs and all class members would release all claims related to the merger in exchange for Epocrates filing a supplement to its definitive proxy statement regarding the merger with the Securities and Exchange Commission, which would include additional disclosures regarding the merger agreement, and an agreement to negotiate in good faith regarding the amount of attorneys’ fees and expenses for which plaintiffs may seek approval from the Court. The Company expects its maximum exposure for this matter will be the Company’s insurance deductible of $0.5 million.
In addition, the Company is engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment discrimination claims and challenges to the Company’s intellectual property. The Company believes that it has adequate legal defenses and that the likelihood of a loss contingency relating to the ultimate dispositions of any of these disputes is remote. When the likelihood of a loss contingency becomes at least reasonably possible with respect to any of these disputes, or, as applicable in the future, if there is at least a reasonable possibility that a loss exceeding amounts already recognized may have been incurred, we will revise our disclosures in accordance with the relevant authoritative guidance.
Additionally, the Company will accrue liability for loss contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding the combination or integration of newly acquired services; our proposed acquisition of the Arsenal on the Charles facility; our expected credit facility amendment; expanded sales and marketing efforts; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity issues; additional fundraising; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our expectations for future financial and operational performance, product and service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. Forward-looking statements in this Item 2 include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, increased cross-selling efforts among our service offerings, expected client implementations, expected certification and regulatory approvals and the benefits of our current service offerings and research and development for new service offerings and the benefits of current and expected strategic and sales and marketing relationships.
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, under the heading Part I, Item 1A “Risk Factors” and any set forth below under Part II, Item 1A, “Risk Factors.”
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
Overview
athenahealth provides business services that help medical caregivers achieve and sustain financial health by collecting more money and exercising more control over their administrative and clinical tasks. These services are designed to reduce the administrative burden of complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many of the related tasks that distract medical care givers and staff from delivering care. Our services are delivered and consumed through a single instance of our cloud-based platform, athenaNet. We differentiate our services by regularly deploying updates and improvements through athenaNet to clients without any action on the part of the client. athenaNet enables us to quickly implement our solution at a low up-front cost and to seamlessly work in tandem with our clients in real time.
The services provided through our single-instance cloud are currently packaged as four integrated components: athenaCollector for revenue cycle management, athenaClinicals for electronic health record management, athenaCommunicator for patient communication management, and athenaCoordinator for referral cycle management. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine. Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Complementing athenaCollector is our cloud-based analytics service, athenaClarity, which delivers actionable insight in both fee-for-service and risk-based payment environments.
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

For the three months ended March 31, 2013, we generated revenue of $125.6 million, from the sale of our services compared to $96.6 million for the three months ended March 31, 2012. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure.
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
Recent Developments
Epocrates, Inc.
On March 12, 2013, we acquired Epocrates, Inc. (“Epocrates”), a leading provider of essential clinical content, practice tools, and health industry engagement via mobile devices at the point of care. The Epocrates member network consists of more than one million health care professionals, including 50% of U.S. physicians, who routinely use its solutions and services. Epocrates’ portfolio includes top-ranked medical applications, such as the industry’s #1 medical application among U.S. physicians, which provides convenient, point-of-care access to information such as dosing, drug interactions, pricing, and insurance coverage for thousands of brand, generic, and over-the-counter drugs. The features available through its unique physician platform are often referenced multiple times per day and help health care professionals make more informed prescribing decisions, improve workflow, and enhance patient safety. Epocrates offers its products on major U.S. mobile platforms, including Apple, Android, and BlackBerry. Epocrates generates revenue by providing clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) with interactive services to engage with its network of members and through the sale of subscriptions to its premium drug and clinical reference tools to health care professionals. Its client base is located almost entirely within the U.S. We acquired Epocrates for the assembled workforce, expected synergies, and accelerated awareness of athenahealth’s services across the physician market and to deliver high-value information to the clinical community.
The acquisition of Epocrates increased our total assets on the condensed consolidated balance sheet by approximately $180 million, primarily due to increases in goodwill of $148 million, purchased intangibles of $140 million and accounts receivable of $30 million, offset by a decrease in cash of $145 million and an increase and resulting reclassification of long-term deferred tax assets of $28 million. Total liabilities and shareholder’s equity increased $180 million, primarily due to an increase in borrowings of $105 million, an increase in net long-term deferred tax liabilities of $40 million, an increase in deferred revenue of $30 million, and a $13 million increase in additional paid-in capital related to the equity portion of the fair value of consideration paid. See footnote 2 in the notes to the condensed consolidated financial statements for detailed information related to the business combination accounting.
Watertown, MA Corporate Headquarters - Arsenal on the Charles
On December 5, 2012, we entered into a purchase and sale agreement with the President and Fellows of Harvard College to acquire the real estate commonly known as the Arsenal on the Charles, an expansive 29-acre, multi-building, commercial property situated less than ten miles outside of downtown Boston, where we currently lease our headquarters, and related operating activities. The purchase price will be approximately $169 million, subject to the terms and conditions of the purchase and sale agreement, and the transaction is expected to close in the second quarter of 2013.
Critical Accounting Policies
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our condensed consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) asset impairments; (3) estimated useful lives of assets; (4) fair value of stock options; (5) allocation of direct and indirect expenses; (6) fair value of contingent consideration and acquired intangible assets in a business combination; and (7) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, and business combinations related to purchased intangibles and contingent consideration. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.
Financial Operations Overview
Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle management, electronic health record management, patient communication management, referral cycle management, and analytics offerings and from implementation and other services. Implementation and other revenue consist primarily of professional services fees related to assisting clients with the initial implementation of our services and for ongoing training and related support services. Business services accounted for approximately 97% of our total revenues for the three months ended March 31, 2013 and 2012. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three months ended March 31, 2013 and 2012.
Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, athenaCoordinator, athenaClarity and Epocrates. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to purchased intangible assets.
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
Other Income (Expense). Interest income represents earnings from our cash, cash equivalents, and investments. Interest expense consists primarily of interest costs related to our revolving loan under our credit facility. We expect that in the near term our interest expense will substantially increase as we anticipate that we will need to borrow more to fund the proposed acquisition of the Arsenal as discussed in the “Recent Developments” section.
Income Tax Benefit (Provision). Income tax provision consists of federal and state income taxes in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to transaction costs associated with stock acquisitions, any changes in the fair value of contingent considerations related to non-tax deductible goodwill, the treatment of Incentive Stock Options (“ISOs”) and the impact of certain tax deduction limits related to certain of our highly compensated officers. Transaction costs related to stock acquisitions are primarily non-tax deductible. The changes in fair value of contingent consideration related to non-tax deductible goodwill and the treatment of disqualifying dispositions related to ISOs are also treated as discrete items which means they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. Also, we substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these options since we cannot anticipate when disqualifying dispositions related to these options will occur. We expect that our income tax provision for the fiscal year 2013 will be substantially lower than in prior years based on expected lower pretax income.
Results of Operations
Revenue. Total revenue for the three months ended March 31, 2013, increased by 30% over the same period in 2012 due to an increase in business services revenue.
Comparison of the Three Months Ended March 31, 2013 and 2012

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in thousands)
Business services	$121,463	$93,549	$27,914	30%
Implementation and other	4,133	3,017	1,116	37%
Total	$125,596	$96,566	$29,030	30%

Business Services Revenue. The increase in business services revenue is primarily driven by the growth in the number of physicians and providers using our services. The summary of changes in the physicians and providers using our revenue cycle management service, athenaCollector, electronic health record management service, athenaClinicals, and patient communication management service, athenaCommunicator, are as follows:

		As of March 31,
		2013	2012	Change
		Amount	Amount	Amount	Percent
athenaCollector	Physicians	28,850	24,101	4,749	20%
	Providers	40,937	33,923	7,014	21%
athenaClinicals	Physicians	8,776	5,331	3,445	65%
	Providers	12,139	7,402	4,737	64%
athenaCommunicator	Physicians	11,840	4,820	7,020	146%
	Providers	16,296	6,800	9,496	140%
For the three months ended March 31, 2013, $5.5 million of total revenue is attributable to Epocrates business service revenue.
Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed are as follows:

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in millions)
Collections processed	$2,567	$2,082	$485	23%
Implementation and Other Revenue. The increase in revenue from implementation and other revenue was driven by new client implementations, increased professional services for our larger client base, and an increased volume of our new business.

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in thousands)
Direct operating	$53,185	$38,798	$14,387	37%
Direct Operating Expense. The increase in direct operating expense is primarily due to an increase in the number of claims that we processed on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in millions)
Total claims submitted	20.7	17.8	2.9	16%

Also contributing to this increase was the direct operating employee-related costs, including stock-based compensation, which increased $7.8 million from the three months ended March 31, 2012 to the three months ended March 31, 2013, primarily due to the 26% increase in headcount since March 31, 2012, which does not include the approximately 61 employees from our acquisition of Epocrates in March 2013. The increase in stock-based compensation is attributed to the increase in fair value of our recently issued equity grants. Infrastructure costs increased 44% or $1.3 million from the three months ended March 31, 2012, to the three months ended March 31, 2013. We increased headcount and infrastructure costs to meet the current and anticipated demand for our services as our customer base continues to expand and includes larger medical groups. Amortization related to purchased intangible assets increased $1.0 million from the three months ended March 31, 2012, to the three months ended March 31, 2013 due to the acquisition of Epocrates.

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in thousands)
Selling and marketing	$32,922	$23,728	$9,194	39%
Research and development	11,944	7,168	4,776	67%
General and administrative	31,077	16,199	14,878	92%
Depreciation and amortization	8,341	5,486	2,855	52%
Total	$84,284	$52,581	$31,703	60%
Selling and Marketing Expense. The increase in selling and marketing expense was primarily due to employee-related costs, including stock-based compensation expense, internal sales commissions and external partner channel commission of $4.6 million, from $14.4 million for the three months ended March 31, 2012, to $19.0 million for the three months ended March 31, 2013. Our sales and marketing headcount increased by 21% since March 31, 2012, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The 21% increase in headcount does not include 68 employees from our acquisition of Epocrates in March 2013. The increase was also due to a $4.6 million increase in online marketing, offline marketing, employee related travel and other marketing events for the year.
Research and Development Expense. Research and development expense increased due to higher employee-related costs, including stock-based compensation expense of $2.8 million from $6.5 million for the three months ended March 31, 2012, to $9.3 million for the three months ended March 31, 2013. This increase is due in part to a 47% increase in headcount from March 31, 2012, which does not include approximately 97 employees from our acquisition of Epocrates in March 2013. The additional research and development personnel was necessary in order to upgrade and extend our service offerings and develop new technologies. Travel-related expenses, infrastructure and consulting costs also increased $2.0 million.
General and Administrative Expense. General and administrative expense increase was primarily due to $3.5 million of transaction costs associated with both the Epocrates and Arsenal transaction, $2.2 million of integration costs associated with the Epocrates transaction, and $5.5 million in stock-based compensation primarily related to acceleration of vesting for certain Epocrates employees upon termination. Also contributing is higher employee-related costs of $1.5 million, due to an increase in headcount. Our general and administrative headcount increased by 29% since March 31, 2012, as we added personnel to support our growth, which does not include approximately 40 employees from our acquisition of Epocrates in March 2013. The increase in headcount drove an increase in our expenditures related to infrastructure by $1.6 million. General and administrative expense for the period ended March 31, 2013, included an increase of $0.7 million in travel expenses, recruiting and corporate events.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2013, was $8.3 million, an increase of $2.8 million, or 51%, from depreciation and amortization of $5.5 million for the three months ended March 31, 2012. This increase was primarily due to higher depreciation from fixed asset expenditures in 2013 and 2012 and higher amortization related to an increase in our software development costs.

	Three Months Ended March 31,		Change
	2013	2012	Amount	Percent
	(in thousands)
Income tax benefit (provision)	$12,683	$(2,893)	$15,576	(538)%
Effective tax rate	(106)%	(54)%		(52)%
Income Tax Provision. The effective tax rate is higher due to the fact that there is a pre-tax loss during the period ended March 31, 2013. In addition, there were larger permanent items for the three months ended March 31, 2013, primarily related to non-deductible transaction costs associated with Epocrates transaction, as it was a stock acquisition. Comparatively, the effective tax rate for the three months ended March 31, 2012, was impacted by changes related to the Anodyne contingent consideration.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $47.8 million. As of March 31, 2013, we have outstanding indebtedness of $105 million. On October 20, 2011, we entered into a credit agreement which provides for a five-year $100 million revolving credit facility. The credit facility was increased by $55 million on January 7, 2013. There was no balance outstanding on the revolving credit facility as of December 31, 2012. The credit facility contains certain covenants, including consolidated leverage ratio and minimum fixed charges coverage ratios. The interest rates applicable to revolving loans under the credit agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. We will pay a commitment fee during the term of the credit agreement which varies between 0.20% and 0.30% depending on our consolidated leverage ratio. On March 11, 2013, we borrowed $155 million from our credit facility and have repaid $50 million through March 31, 2013.
During the second quarter of 2013, we anticipate that we will enter into a new $325 million senior credit facility with a term of five years comprised of $200 million of unsecured term loan and $125 million unsecured revolving credit facility (“New Credit Agreement”) in order to help finance the proposed acquisition of our corporate headquarters. The New Credit Agreement will replace the current Revolving Credit Agreement. The facility will become effective simultaneously with the closing of the Arsenal on the Charles. The terms and conditions of the New Credit Agreement will be customary to facilities of this nature. We believe our current and these future sources of liquidity will be sufficient to sustain operations, to finance our strategic initiatives, to make payments on our contractual obligations, as well as to purchase property and equipment and to finance the pending transaction in the foreseeable future. Our analysis is supported by the growth in our new customer base and a high rate of renewal with our existing customers and the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
Commitments
We enter into various purchase commitments with vendors in the normal course of business. We believe that our existing sources of liquidity will be adequate to fund these purchases during the 2013 year. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees.
Operating Cash Flow Activities

	Three Months Ended March 31,
	2013	2012
Net income	$700	$2,428
Non-cash adjustments	11,371	9,832
Cash used in changes in operating assets and liabilities	$(17,611)	$(12,639)
Net cash used by operating activities	(5,540)	(379)
Cash flow used by operations increased approximately $5.2 million to a net cash used in operating activities of $5.5 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The change is mainly attributable to an increase in cash used in changes in operating assets and liabilities of $5.0 million and a decrease in net income of $1.7 million. The non-cash adjustments include an increase of stock-based compensation of $8.0 million and an increase of depreciation and amortization of $3.9 million. The increase in stock-based compensation is a result of an increase in the fair value of recently issued stock-based awards due to an increase in the stock price as well as the acceleration of vesting of stock awards related to the termination of certain employees related to the integration of Epocrates.
The year-over-year increase in cash used in operating assets and liabilities is also driven by the change in accrued compensation which decreased $4.3 million due to the payment of our corporate bonuses in the first quarter of 2013 along with commission payments previously accrued for in the fourth quarter of 2012 also being paid out in the first quarter of 2013. Taking out the impact of the acquisition of Epocrates, athenahealth’s accounts receivable increased to $7.8 million from December 31, 2012 to March 31, 2013. The increase can be attributed to the overall increase in revenue and the timing of current billings and subsequent payment of those billings as of March 31, 2013, as compared to the same period and timing as of December 31, 2012.

Investing Cash Flow Activities
The cash used by investing activities increased $188.6 million to $202.4 million for the three months ended March 31, 2013, as compared to the cash used by investing activities of $13.8 million for the three months ended March 31, 2012. Cash flows used in investing activities consist primarily of cash paid for the acquisition of Epocrates of $242.8 million. The cash used in investing activities also includes purchases of property and equipment, capitalized software development costs, and was offset by $56.2 million in proceeds from sales and maturities of investments. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. Our investment in software development consists of company-managed design, development, and testing of new application functionality. Our capitalized software development costs increased by $2.0 million for the period ended March 31, 2013, compared to the period ended March 31, 2012, primarily related to the new automation activities related to the new athenaCoordinator service offering as well as our athenaClinicals service offering.
The net change in proceeds and purchases of our available for sale investments is based upon the changes in maturity of our investments in securities. We decreased the amount of available for sale investments in the first quarter of 2013, in anticipation of the acquisition of Epocrates and the proposed acquisition of the Arsenal on the Charles property that we anticipate to close in the first half of 2013.
Financing Cash Flow Activities
The cash provided by financing activities was $100.7 million for the three months ended March 31, 2013, compared to cash provided by financing activities of $8.9 million for the three months ended March 31, 2012. The change is primarily attributable to the $105.0 million in net proceeds from our line of credit which we utilized in our acquisition of Epocrates. Also contributing to the change was a $1.0 million increase in the cash received from the exercise of stock options during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. These increases were offset by an increase of $5.4 million related to the cash paid to settle tax obligations through the net settlement option that our employees can elect when restricted stock units vest in the three month period ended March 31, 2013. We began issuing restricted stock units in 2010 and have since experienced an increase in the proportionate number of restricted stock units granted compared to options granted. We expect that the cash paid to settle tax obligations will increase in the near future as these issued restricted stock units begin to vest. The payment of contingent consideration relates to the portion of the Anodyne contingent consideration that was accrued at acquisition date.
We expect that our cash flows from financing activities will increase in the near future as we anticipate that we will need to borrow to fund the pending transactions discussed in the “Recent Developments” section.
Contractual Obligations
We have contractual obligations under our operating leases for properties. The following table summarizes our long-term contractual obligations and commitments as of March 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 years	Other
Operating lease obligations	$34,912	$11,897	$14,269	$3,928	$4,818	$—
Other	1,761	—	—	—	—	1,761
Total	$36,673	$11,897	$14,269	$3,928	$4,818	$1,761
The commitments under our operating leases shown above consist primarily of lease payments for our Watertown, Massachusetts, headquarters; our Alpharetta, Georgia, offices; our Birmingham, Alabama, offices; our Austin, Texas, offices; our San Mateo, California, offices; our Ewing, New Jersey, offices; our Durham, North Carolina, offices; and our Chennai, India, offices. At March 31, 2013, $17.5 million of the $34.9 million relates to lease payments for our Watertown, Massachusetts, headquarters. See the “Recent Developments” section.
Other amount consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of March 31, 2013, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of March 31, 2013, and 2012, and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the year ended March 31, 2013, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
Interest Rate Sensitivity. We had $105.0 million outstanding on our line of credit at March 31, 2013. Due to our expectation regarding the relatively short length of time in which we expect this amount to be outstanding under this facility, we believe that we do not have any material exposure to changes in the fair value of our outstanding borrowing as a result of changes in interest rates. The value of this borrowing, however, will be subject to interest rate risk and the fair value could increase if interest rates rise.
Interest Rate Risk. As of March 31, 2013, we had $105.0 million outstanding under our line of credit facility. The Revolving Credit Agreement bears interest at the London Interbank Offered Rate (“LIBOR”), plus an interest margin based on our consolidated leverage ratio.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2013, (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
We are in the process of evaluating and integrating Epocrates processes with ours. We anticipate that this will be completed during the second half of 2013.
Other than the change noted above, there have been no changes in our internal control over financial reporting for the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
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
On January 11, 2013, a complaint captioned Bushansky v. Epocrates, Inc., et al., Case No. 519078, was filed in San Mateo County Superior Court on behalf of a putative class of Epocrates’ shareholders against Epocrates and each member of the Epocrates board. This complaint challenged the proposed merger between Epocrates and one of our wholly owned subsidiaries. On January 25, 2013, a similar complaint was filed in San Mateo County Superior Court captioned DeJoice v. Epocrates, et al., Case No. 519461. This second complaint made similar allegations against Epocrates and each member of the Epocrates board and included a claim against us for aiding and abetting a breach of fiduciary duty. On January 31, 2013, the Bushansky complaint was amended to include additional allegations. Plaintiffs allege, among other things, that the Epocrates directors breached their fiduciary duties by allegedly agreeing to sell Epocrates at an unfair and inadequate price, failing to take steps to maximize the sale price of Epocrates, and making material omissions to the preliminary proxy statement dated January 25, 2013. The complaints sought to enjoin the merger, other equitable relief, and money damages. On March 5, 2013, Epocrates and the plaintiffs signed a memorandum of understanding in which the parties agreed to enter into a stipulation of settlement whereby the plaintiffs and all class members would release all claims related to the merger in exchange for Epocrates filing a supplement to its definitive proxy statement regarding the merger with the Securities and Exchange Commission, which would include additional disclosures regarding the merger agreement, and an agreement to negotiate in good faith regarding the amount of attorneys’ fees and expenses for which plaintiffs may seek approval from the Court.
On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13cv0945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and certain of its former officers and directors. The complaint asserts claims under sections 11, 12, and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its Initial Public Offering and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between the February 2, 2011, IPO and August 9, 2011. The complaint alleges that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay spending on marketing and negatively impacted Epocrates’ sales and revenue growth. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, plaintiff’s costs, attorneys’ fees, and such other and further relief as the Court may deem just and proper. We believe that we have meritorious defenses to the complaint and will continue to contest the claims vigorously.
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
In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 11, 2013, we described risk factors related to the Company. The following risk factors update and replace those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. You should carefully review these risk factors and those described in other reports we file with the Securities and Exchange Commission in evaluating our business.
RISKS RELATED TO OUR BUSINESS - GENERAL
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
In regard to our Epocrates services, we compete with other companies for users of the types of drug and clinical reference tools that we offer and for budget dollars from our pharmaceutical, managed care, and market research clients. We compete within a broad industry of health care content providers for the attention of health care professionals who can choose to use mobile, online or print media to reference clinical information. Companies providing clinical content include Medscape, a division of WebMD, LLC, and UpToDate, Inc., a division of Wolters Kluwer Health. Competition from each of these sources of clinical reference content may lead to a loss of our existing network members and a reduction in the rate at which we attract new members for our clinical information. Our primary competition for the promotional spend available from our pharmaceutical clients in the area of interactive services is from companies, including WebMD, that help such companies market their products, programs, and services to health care professionals. Our market research business competes with numerous companies that recruit physicians to participate in surveys in a variety of formats, as well as the recruitment arms of market research companies that have assembled their own survey panels of health care professionals. To the extent competing channels are available to access health care professionals, including physicians, the value of our interactive services to our clients is reduced.
Some of our current large competitors, such as Allscripts-Misys Healthcare Solutions, Inc.; Epic Systems Corporation; GE Healthcare; McKesson Corp.; Quality Systems, Inc.; Sage Software Healthcare, Inc.; and Siemens Medical Solutions USA, Inc., have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our integrated offerings. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. In addition to new niche vendors, who offer stand-alone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions, which have information systems in place with clients in our target markets. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our services, but that offer ease of integration with existing systems and that leverage existing vendor relationships.
If we are unable to retain existing members of our Epocrates network and attract new members, especially physician members with desired characteristics for our interactive services who actively participate in those services, our revenue will decline, the anticipated benefits of our Epocrates acquisition may not be realized, and our business will suffer.
Most of the members of our Epocrates network use only our free drug reference product and may stop using the products at any time without loss. Members who subscribe to our premium drug and clinical reference products usually do so for a term of one year and have no obligation to renew their subscriptions when such subscriptions expire. Under certain circumstances, our members may cancel their subscriptions prior to expiration. Factors that may affect the retention rate of our existing members and the rate at which we attract new members for our drug and clinical reference tools include:

●
Service Relevance.  Unless we are able to provide current, relevant, and reliable health care content, drug and clinical reference tools, formulary hosting, and other services that meet and continue to meet the needs of health care professionals, including physicians, the value of those services to new and existing members will decrease. Our provision of such services depends on our ability to hire and retain qualified physician and pharmacist editors and authors, license accurate and relevant content from third parties, contract with health plans and insurers to host formulary information, monitor and respond to changes in member interest in specific topics, and develop new or enhanced services. If we cannot meet our staffing needs or develop or acquire needed content at a reasonable cost, if there are errors or omissions in such content, if our competitors obtain exclusive access to or develop content that health care professionals consider superior to ours, or if we cannot meet the needs of our members, the value of our content and services would diminish.

●
Brand Reputation.  The reputation of our Epocrates brand is dependent in large part on the medical community’s continued perception of us as independent from our health care industry clients, particularly pharmaceutical companies. If health care professionals believe that we are too closely associated with such clients as a result of the revenue we receive from their purchase or sponsorship of our interactive services, the credibility of our brand will diminish. Although we take precautions to remain independent from our health care industry clients, including separating the development of our application content from our commercial dealings with such clients and clearly labeling the source and responsibility of sponsored messages, programs, and activities, we cannot assure you that the medical community will view our content as sufficiently unbiased. If the reputation of our brand is damaged, it will be difficult, expensive and time-consuming to restore the quality of our brand with health care professionals and our business could suffer

●
Competitive Landscape.  If the developers of mobile operating systems and mobile devices with which our products and services are compatible fail to remain competitive in the marketplace and to be adopted into medical practice and practice workflow, members will be less inclined to use our services. The availability, price, performance, and functionality of competing products and services, including mobile, Web-based, and traditional products and services offered by competitors or through online resources and searches may affect our retention rate and the rate at which we attract new members for our drug and clinical reference tools. The availability of download sites such as the Apple App StoreSM that offer numerous free or low-priced competing products at one location has also reduced the demand for our paid subscription products. We expect the use of such sites to expand, reducing the number of paying members for our drug and clinical reference tools as a percentage of total members

In addition to the loss of subscription revenue, our inability to attract or retain members, especially physician members with desired characteristics, such as specialty and prescribing habits, who update their mobile devices through our servers with sufficient frequency, may cause an even more significant decline in revenue from our interactive services. Our market research, payer, and pharmaceutical clients are attracted to our large, engaged member network for the delivery of their clinical messages, formularies, and other sponsored content, and, without sufficient active members who meet desired criteria, those clients may reduce their subscription for our interactive services, and our revenue may decline.
Even if the number of our members is not materially reduced, their participation in our services may decrease, which could impact our revenues. We have established limits on the number and the mix of sponsored and non-sponsored messages delivered to members in order to promote the quality of members’ experience with our services. If an insufficient number of members update during a given service period, or the demand for promotional clinical messaging sponsorship exceeds the available supply, our health care clients could become dissatisfied with our service. As a result, we may be unable to grow our interactive services revenue beyond the bounds we have set, as changes to such limits could cause our members to be dissatisfied with our services and the response to our interactive services to decrease. Furthermore, if our members generally become less responsive to participating in our services, the value of these interactive services will likely decline. This could cause our revenue to remain flat or to decline.
Finally, if there is a reduction in the number of network members or their participation in our services, certain anticipated benefits of our acquisition of Epocrates, such as increased name recognition and reputation, cross-sell potential, and the market acceptance of joint services may not be fully realized, if at all.
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
As the health care industry evolves, changes in our member, client, and vendor bases may reduce the demand for our services, result in the termination of existing contracts, and make it more difficult to negotiate new contracts on terms that are acceptable to us. For example, the current trend toward consolidation of health care providers within hospital systems may cause our existing practice client contracts to terminate as independent practices are merged into hospital systems. Such larger health care organizations may also have their own practice management services and health IT systems, reducing demand for our services. Similarly, client and vendor consolidation results in fewer, larger entities with increased bargaining power and the ability to demand terms that are unfavorable to us. If these trends continue, we cannot assure you that we will be able to continue to maintain or expand our client base, negotiate contracts with acceptable terms, or maintain our current pricing structure, and our revenues may decrease.
General reductions in expenditures by health care companies, or reductions in such expenditures within market segments that we serve, could have similar impacts with regard to our interactive services. Such reductions may result from, among other things, reduced governmental funding for health care; a decrease in the number of, or the market exclusivity available to, new drugs coming to market; government regulation or private initiatives that affect the manner in which health care providers interact with patients, pharmaceutical companies, payers, or other health care industry participants (e.g., limitations on advertising to physicians or required disclosure of payments made to them); or adverse changes in business or economic conditions affecting health care payers or providers, the pharmaceutical industry, or other health care companies that subscribe for our interactive services (e.g., changes in the design of health plans). Any of these changes could reduce the purchase of our services by such interactive services clients, reducing our revenue and possibly requiring us to materially revise our offerings. In addition, our interactive services clients’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to services of the types we provide.

If we do not continue to innovate and provide services that are useful to clients and users, we may not remain competitive, and our revenues and operating results could suffer.
Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated client and user requirements, and sustain market acceptance. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients or users. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new high-quality services that clients and users will want, while offering these services at competitive prices. For example, our mobile clinical information services are not compatible with all mobile platforms. If a mobile platform that is incompatible with our services achieves widespread use and acceptance in the medical community, or if Internet resources or other non-mobile device resources become more attractive than what is offered for mobile platforms, we may be unable to retain or attract members to our products or services.
If we are unable to predict user preferences or industry changes, or if we are unable to modify our services on a timely or cost-effective basis, we may lose clients and users. Our operating results would also suffer if our innovations are not responsive to the needs of our clients and users, are not appropriately timed with market opportunity, or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to or better than those generated by our services. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.
Failure to manage our rapid growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.
We have been experiencing a period of rapid growth. To manage our anticipated future growth effectively, we must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to manage our rapid growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity; reduce client or user satisfaction; limit our ability to respond to competitive pressures; and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new or enhanced services or the acquisition of suitable businesses or technologies. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.
We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of copyright, patent, trademark, trade secret, and unfair competition laws, as well as license agreements and other contractual provisions, to protect these rights.
Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have twelve issued U.S. patents and a number of U.S. and foreign patent applications pending as of March 31, 2013, the scope of issued patents may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future.
Our agreements with clients and users and with certain vendors and strategic partners limit their use of, and retain our rights in, our intellectual property and proprietary information and grant us ownership of intellectual property created in the performance of those agreements to the extent that it relates to the provision of our services. In addition, we require certain of our employees and consultants to enter into confidentiality, non-competition, and assignment of inventions agreements and certain of our vendors and strategic partners to agree to contract provisions regarding confidentiality and non-competition. However, these agreements may be breached, and we may not have adequate remedies for any such breach. Further, no assurance can be given that these agreements will be effective in preventing the unauthorized access to, or use of, our proprietary information or the reverse engineering of our technology. In any event, these agreements do not prevent our competitors from independently developing technology or authoring clinical information that is substantially equivalent or superior to our technology or the information we distribute. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case.

In addition, our platforms incorporate “open source” software components that are licensed to us under various public domain licenses. While we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown. For example, some open source licenses require that those using the associated code disclose modifications made to that code and that such modifications be licensed to third parties at no cost. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code. However, there can be no assurance that such efforts will be successful, and such use could inadvertently occur.
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
The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others, either through the use of our own technologies or those of third parties. For example, in 2011 a complaint was filed by PPS Data, LLC naming us in a patent infringement case. For additional information regarding this litigation, see Part II, Item 1, “Legal Proceedings.” Our technologies may not be able to withstand such third-party claims of rights against their use, and we could lose the right to use third-party technologies that are the subject of such claims. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients and third-party service providers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Although many of our third-party service providers are obligated to indemnify us if their products infringe the rights of others, such indemnification may not be effective or adequate to protect us or the indemnifying party may be unable to uphold its contractual obligations.
Moreover, any settlement or adverse judgment resulting from such a claim could require us to pay substantial amounts of money or obtain a license to continue to use the technology or information that is the subject of the claim, or otherwise restrict or prohibit our use of the technology or information. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all, from third parties asserting an infringement claim; that we would be able to develop alternative technology on a timely basis, if at all; that we would be able to obtain a license to use a suitable alternative technology or information to permit us to continue offering, and our clients to continue using, our affected services; or that we would not need to change our product and design plans, which could require us to redesign affected products or services or delay new offerings. Accordingly, an adverse determination could prevent us from offering our services to others.
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
RISKS RELATED TO OUR BUSINESS - OPERATIONS
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
We conduct operations in the United States, India, and the Philippines, either directly or through our service providers. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, terrorism, labor issues, natural disasters, unfavorable intellectual property protection, and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our services or meet our contractual obligations, the cost of our services, practice client and user satisfaction, our ability to attract or maintain practice clients, and, ultimately, our profits.
In addition, although the substantial majority of the members of our Epocrates network are located in the United States, we currently have members in numerous other countries, and we could expand our international offerings in the future. Having members who are foreign residents could subject us to additional risks of conducting business, including failure to comply with local consumer protection laws or regulations, the impact of a country’s or region’s political or economic conditions on purchasing decisions, exposure to competitors who are more familiar with local markets, and restrictions on repatriation of earnings. Furthermore, we have limited experience in marketing, selling, and supporting our services abroad. For example, while Symbian is the most widely used mobile operating system in Europe, our clinical information and interactive services are not compatible with Symbian-based devices. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.
Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.
To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, Epocrates has experienced high turnover in recent years, and we cannot assure you that we will be able to fill all open positions on a timely basis, or at all, on acceptable terms or that the limited exposure to Epocrates’ business of those hired will not hinder our ability to manage and grow that business effectively, regardless of the extent of their past professional experience. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, operating results, and financial condition.
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
As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including:

●	difficulties in identifying and acquiring products, technologies, or businesses that will help our business;

●	difficulties in integrating operations, technologies, services, and personnel;

●	diversion of financial and managerial resources from existing operations;

●	the risk of entering new markets in which we have little to no experience;

●	risks related to the assumption of known and unknown liabilities;

●	the risk of write-offs and the amortization of expenses related to purchased intangible assets; and

●	delays in client purchases due to uncertainty and the inability to maintain relationships with clients of the acquired businesses.
As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.
RISKS RELATED TO THE ACQUISITION OF EPOCRATES, INC.
We may fail to realize the anticipated benefits of the acquisition of Epocrates.
The success of the acquisition of Epocrates will depend on, among other things, our ability to combine the businesses of athenahealth and Epocrates in a manner that does not materially disrupt existing relationships and that allows us to achieve operational synergies and capitalize on the increased brand recognition and customer base of the combined company. If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive or accelerate sales in the near or long term.
The integration process may result in the loss of key employees; the disruption of athenahealth’s or Epocrates’ ongoing businesses; or inconsistencies in standards, controls, procedures, or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management’s attention from our core business and other opportunities that could have been beneficial to our shareholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the acquisition.
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
Through March 31, 2013, athenahealth incurred transaction costs in connection with the Epocrates acquisition of approximately $3.0 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. If the total costs of the integration exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.

RISKS RELATED TO OUR BUSINESS - FINANCIALS
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
Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

●	the extent to which our services achieve or maintain market acceptance;

●	our ability to introduce new services and enhancements to our existing services on a timely basis;

●	new competitors and the introduction of enhanced products and services from new or existing competitors;

●	the length of our contracting and implementation cycles and our fulfillment periods for our services to pharmaceutical companies;

●	changes in Client Days in Accounts Receivable;

●	the severity, length, and timing of seasonal and pandemic illnesses;

●
seasonal declines in the use of physician services, generally in the late summer and during the holiday season, which lead to a decline in collections by our physician clients about 30 to 50 days later;

●	the financial condition of our current and future clients;

●	changes in client budgets and procurement policies;

●	changes in pharmaceutical company demand as a result of delays or changes in product approvals and changes in regulations or marketing strategies;

●	the amount and timing of our investment in research and development activities;

●	the amount and timing of our investment in sales and marketing activities;

●	technical difficulties or interruptions in our services;

●	our ability to hire and retain qualified personnel and maintain an adequate rate of expansion of our sales force;

●	changes in the regulatory environment related to health care;

●	regulatory compliance costs;

●	the timing, size, and integration success of potential future acquisitions; and

●	unforeseen legal expenses, including litigation and settlement costs.
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
If the revenue of our practice clients decreases, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.
Under most of our practice client contracts, we base our charges on a percentage of the revenue that the client realizes while using our services. Many factors may lead to decreases in client revenue, including:

●	interruption of client access to our system for any reason;

●	our failure to provide services in a timely or high-quality manner;

●	failure of our clients to adopt or maintain effective business practices;

●	actions by third-party payers of medical claims to reduce reimbursement;

●	government regulations and government or other payer actions or inaction reducing or delaying reimbursement; and

●	reduction of client revenue resulting from increased competition or other changes in the marketplace for physician services.
An economic downturn, such as the one we are currently experiencing, may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our practice clients. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our clients could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. Further, despite the cost benefits that we believe our services provide, prospective clients may wish to delay contract decisions due to implementation costs or be reluctant to make any material changes in their established business methods in the current economic climate. With a reduction in tax revenue, state and federal government health care programs, including reimbursement programs such as Medicaid, may be reduced or eliminated, which could negatively impact the payments that our practice clients receive.
Also, although we currently estimate our expected customer life for practice clients to be twelve years, this is only an estimate, and there can be no assurance that such clients will elect to renew their contracts for this period of time. Our practice clients typically purchase one-year contracts that, in most cases, may be terminated on 90 days’ notice without cause. The majority of our clinical information subscriptions have terms of one year, and our contracts with our market research, payer, and pharmaceutical clients for our interactive services typically range from one to three years. We cannot assure you that members of our Epocrates network and other Epocrates clients will continue to participate in our existing programs beyond the terms of their existing contracts or that they will enter into any additional contracts for new programs that we offer. If our practice clients’ revenue decreases for any of the above or other reasons, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.
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
As a result of the variable sales and implementation cycles for our athenahealth services, and the uncertainty as to the timing of the fulfillment of our Epocrates services, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
The sales cycle for our athenahealth services can be variable, typically ranging from three to five months from initial contact to contract execution, although this period can be substantially longer. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation, although some of our new-client set-up projects-especially those for larger practice clients-are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over an expected attribution period of the longer of the estimated expected customer life, currently twelve years, or the contract term.
Even if implementation has begun, there can be no assurance that we will recognize revenue on a timely basis or at all from our efforts. Implementation for a given practice client may be canceled, as our contracts typically provide that they can be terminated for any reason or no reason on 90 days notice. Despite the fact that we typically require a deposit in advance of implementation, some clients have canceled before our services have been started. In addition, implementation may be delayed, or the target dates for completion may be extended into the future, for a variety of reasons, including the needs and requirements of the client, delays with payer processing, and the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our provision of the revenue cycle, clinical cycle, or patient cycle services upon which we realize most of our revenues will be delayed, and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the canceled implementation process and lost opportunity for implementing paying clients in that same period of time.
In regard to our Epocrates services, the time between the date of the signing of the contract with a pharmaceutical client for a program, the actual fulfillment of the services under such contract and the revenue recognition associated with such revenues may be lengthy, especially for larger contracts with multiple deliverables, and may be subject to delays over which we have little or no control, including those that result from that client’s need for internal approvals.
These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any period in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.
Because we recognize revenue from our drug and clinical reference tool subscriptions and certain of our interactive services over the term or at the end of the service period, a significant downturn in our business may not be reflected immediately in our operating results, which may make it more difficult to evaluate our prospects.
We recognize revenue from our Epocrates subscription agreements monthly over the terms of these agreements, which are typically one year. In most cases, we recognize revenue from our interactive services over the terms of these agreements or upon delivery of each service element. As a result, a significant portion of the revenue we report in each quarter is generated from subscription and service agreements entered into during prior periods. Consequently, a decline in new or renewed subscriptions or service agreements in any one quarter may not materially affect our financial performance in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our costs, many of which are fixed, in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our services may not be reflected in our short-term results of operations, which would make our reported results less indicative of our future prospects.
If we fail to meet our current revolving credit agreement’s financial covenants, our business and financial condition could be adversely affected.
We currently have a $155.0 million revolving credit agreement with a term of five years, maturing October 20, 2016. As of March 31, 2013, we borrowed $105.0 million under this agreement and were in compliance with its financial covenants, which include a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. There is no assurance that we will continue to be in compliance with all of the covenants under the agreement, and, if at any point we fail to comply with the financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the agreement. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes and adversely affecting our business.
RISKS RELATED TO OUR SERVICE OFFERINGS
Our proprietary software or our services may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software development is time-consuming, expensive, and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our applications from operating properly. If our systems do not function reliably or fail to achieve user or client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us, and members could choose to terminate their use of our services. This could damage our reputation and impair our ability to attract or maintain clients and members.
Information services as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. We cannot assure you that material performance problems or defects in our services will not arise in the future. Errors may result from sources beyond our control, including the receipt, entry, or interpretation of patient information; interface of our services with legacy systems that we did not develop; or errors in data provided by third parties. It is challenging for us to test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or treatment methodologies that our practice clients or members may deploy or rely upon. Therefore, despite testing, defects or errors may arise in our existing or new software or service processes following introduction to the market. For example, changes in payer requirements and practices are frequent and sometimes difficult to determine except through trial and error, so we are continuously discovering defects and errors in our software and service processes compared against these requirements and practices.
Because practice clients rely on our services to collect, manage, and report clinical, business, and administrative data-including information to assist care providers in tracking and treating ill patients-and members rely on our services to provide timely and accurate information regarding medical conditions and medicines, they may have a greater sensitivity to service errors and security vulnerabilities than clients of software products in general. Any operational delay in or failure of our technology or service processes may result in the disruption of patient care and could cause harm to patients and thereby give rise to a product liability claim or errors or omissions claim. Such claims could subject us to significant legal defense costs and adverse publicity, regardless of the merits or eventual outcome of those claims. While our subscription and services agreements typically contain limitations of liability and disclaimers that purport to limit our liability for damages related to defects in our software or content, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from related claims. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts.
In light of this, defects and errors and any failure by us to identify and address them could result in loss of revenue or market share; liability to clients, members, their patients, or others; failure to achieve market acceptance or expansion; diversion of development and management resources; delays in the introduction of new services; injury to our reputation; and increased service and maintenance costs. Defects or errors in our software and service processes might discourage existing or potential clients or members from purchasing services from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.
If our security measures are breached or fail, and unauthorized access is obtained to a client’s or member’s data, our services may be perceived as not being secure, clients and members may curtail or stop using our services, and we may incur significant liabilities.
Our services involve the web-based storage and transmission of clients’ and members’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. From time to time we may detect vulnerabilities in our systems, which, even if they do not result in a security breach, may reduce customer confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client, member, or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and efforts to prevent future occurrences. We rely upon users of our systems for key activities to promote security of those systems and the data within them, such as administration of client-side access credentialing and control of client-side display of data. On occasion, users have failed to perform these activities. Failure of users to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales, clients, and members. In addition, our practice clients may authorize or enable third parties to access their data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.

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
Various events could interrupt users’ access to our systems, exposing us to significant costs.
The ability to access our systems is critical to our practice clients’ administration of care, cash flow, and business viability. Our operations and facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) earthquake, fire, flood, hurricane, and other natural disasters; (iii) terrorism and acts of war; (iv) software and hardware errors, failures, or crashes in our systems or those of others; and (v) computer viruses, hacking, and similar disruptive problems in our systems or those of others. We attempt to mitigate these risks through various means, including redundant infrastructure, disaster recovery plans, business continuity plans, separate test systems, and change control and system security measures, but our precautions will not protect against all potential problems. If users’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by practice clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to those clients or medical information relevant to patient care. Our plans for disaster recovery and business continuity rely in part upon third-party providers of related services, and if those vendors fail us at a time that our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Although we carry business interruption insurance, it only covers some, but not all, of these potential events, and even for those events that are covered, it may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events, including, for example, loss of market share and diminution of our brand, reputation, and member and client loyalty.
In addition, retention and availability of patient care and physician reimbursement data are subject to federal and state laws governing record retention, accuracy, and access. Some laws impose obligations on our practice clients and on us to produce information to third parties and to amend or expunge data at their direction. Our failure to meet these obligations may result in liability that could increase our costs and reduce our operating results.
We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with users or clients, adversely affecting our brand and our business.
In addition to the services we provide from our offices, we currently serve our practice clients from three third-party data-hosting facilities located in the greater Boston, Massachusetts, and Dallas-Fort Worth, Texas, areas. These facilities are operated by Colospace Inc. and two subsidiaries of Digital Realty Trust, Inc. In addition, in December 2009 we signed a contract with a major provider of disaster recovery services, SunGard Availability Services, LP, to store our disaster recovery plans and provide disaster recovery testing services. In the case of a significant event at any of these data centers, we could move operations from that data center to our other data centers within a reasonable timeframe. For Epocrates, in addition to our operations at our facility in San Mateo, California, we use a co-location service administered by AT&T, Inc. in Redwood City, California.
However, these facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at two or more of the facilities could result in lengthy interruptions in our service. For example, the proximity of our San Mateo and Redwood City, California, operations, which are the sole facilities used to provide our Epocrates services, could result in both facilities being impacted by a regional event, such as an earthquake. Even with our disaster recovery arrangements, our services could be interrupted.
Our ability to deliver our Internet- and telecommunications-based services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable mobile device, telephone, facsimile, and pager systems. Our services are designed to operate without interruption in accordance with our service level commitments and to meet user expectations. However, we have experienced and expect that we will experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment or service providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users or clients. To operate without interruption, both we and our service providers must guard against:

●	damage from fire, power loss, and other natural disasters;

●	communications failures;

●	software and hardware errors, failures, and crashes;

●	security breaches, computer viruses, and similar disruptive problems; and

●	other potential interruptions.
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
Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and clients, adversely affect our brand and business, and expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.
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
We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our services, which could damage our reputation, harm our ability to attract and maintain members and clients, and decrease our revenue.
We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Oracle Corporation and storage devices from International Business Machines Corporation and EMC Corporation. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our services, which could damage our reputation, harm our ability to attract and maintain members and clients, and decrease our revenue.
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
If our services fail to provide accurate and timely information, or if our content or any other element of any of our services is associated with faulty clinical decisions or treatment, we could have liability to clients, members, clinicians, or patients, which could adversely affect our results of operations.
Our software, content, and services are used to assist clinical decision-making and provide information about patient medical histories, treatment plans, medical conditions, and the use of particular medications. If our software, content, or services fail to provide accurate and timely information or are associated with faulty clinical decisions or treatment, then clients, members, clinicians, or their patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our services to decline.

Our athenaClinicals service is utilized in clinical decision-making, provides access to patient medical histories, and assists in creating patient treatment plans, including the issuance of prescription drugs. Therefore, if these data are incorrect or incomplete or if we make mistakes in the capture or input of these data, adverse consequences, including death, may occur and give rise to product liability and other claims against us by practice clients, clinicians, patients, or others. Although the data stored and displayed in athenaClinicals is generally provided by our practice clients or third parties, and we often have little control over their accuracy, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of health care services or erroneous health information.
Our Epocrates clinical reference tools and interactive services provide health care professionals with access to clinical information, including information regarding particular medical conditions and the use of particular medications. If our content, or content we obtain from third parties, contains inaccuracies, or we introduce inaccuracies in the process of implementing third-party content, it is possible that patients, physicians, consumers, the providers of the third-party content, or others may sue us if they are harmed as a result of such inaccuracies. We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content, and we have had content errors in the past.
The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our services. We attempt to limit by contract our liability for damages; have our members assume responsibility for medical oversight and dosing decisions; and require that our practice clients assume responsibility for medical care and approve key system rules, protocols, and data. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, be binding upon patients, or otherwise protect us from liability for damages. Furthermore, while we maintain general liability and errors and omissions insurance coverage, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.
If any of these risks occur, they could materially adversely affect our business, financial condition, or results of operations.
RISKS RELATED TO REGULATION
Government regulation of health care creates risks and challenges with respect to our compliance efforts and our business strategies.
The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the health care industry could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations. Many health care laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing health care laws and regulations, when enacted, did not anticipate the health care information and interactive services that we provide, and these laws and regulations may be applied to our services in ways that we do not anticipate, particularly as we develop and release new and more sophisticated products and services. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from health care regulation are described below:
False or Fraudulent Claim Laws.  There are numerous federal and state laws that forbid submission of false information, or the failure to disclose information, in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse in connection with such submission and payment. Any failure of our services to comply with these laws and regulations could result in substantial liability (including, but not limited to, criminal liability), adversely affect demand for our services, and force us to expend significant capital, research and development, and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation, or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Any determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our practice client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving practice clients doing business with government payers, and have an adverse effect on our business.
In most cases where we are permitted to do so, we calculate charges for our services based on a percentage of the collections that our practice clients receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. The

U.S. Centers for Medicare and Medicaid Services has stated that it is concerned that percentage-based billing services may encourage billing companies to engage in or overlook fraudulent or abusive practices.
In addition, we may contract with third parties that offer software relating to the selection or verification of codes used to identify and classify the services for which reimbursement is sought. Submission of codes that do not accurately reflect the services provided or the location or method of their provision may constitute a violation of false or fraudulent claims laws. Our ability to comply with these laws depends on the coding decisions made by our practice clients and the accuracy of our vendors’ software and services in suggesting possible codes to those clients and verifying that proper codes have been selected.
HIPAA and other Health Privacy Regulations.  There are numerous federal and state laws related to patient privacy. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of individually identifiable health information in electronic form. HIPAA also specifies formats that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Because we translate electronic transactions to and from HIPAA-prescribed electronic formats and other forms, we are considered a clearinghouse and, as such, a covered entity subject to HIPAA. In addition, our practice clients are also covered entities and are mandated by HIPAA to enter into written agreements with us-known as business associate agreements-that require us to safeguard individually identifiable health information. Business associate agreements typically include:

●	a description of our permitted uses of individually identifiable health information;

●	a covenant not to disclose that information except as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

●	assurances that appropriate administrative, physical, and technical safeguards are in place to prevent misuse of that information;

●	an obligation to report to our client any use or disclosure of that information other than as provided for in the agreement;

●	a prohibition against our use or disclosure of that information if a similar use or disclosure by our client would violate the HIPAA standards;

●	the ability of our clients to terminate the underlying support agreement if we breach a material term of the business associate agreement and are unable to cure the breach;

●	the requirement to return or destroy all individually identifiable health information at the end of our support agreement; and

●	access by the Department of Health and Human Services to our internal practices, books, and records to validate that we are safeguarding individually identifiable health information.
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
The HIPAA transaction standards include proper use of procedure and diagnosis codes. Since these codes are selected or approved by our practice clients, and since we do not verify their propriety, some of our capability to comply with the transaction standards is dependent on the proper conduct of those clients.
Among our services, we provide telephone reminder services to patients, Internet- and telephone-based access to medical test results, pager and email notification to practices of patient calls, and patient call answering services. We believe that reasonable efforts to prevent disclosure of individually identifiable health information have been and are being taken in connection with these services, including the use of multiple-password security. However, any failure of our practice clients to provide accurate contact information for their patients or physicians or any breach of our telecommunications systems could result in a disclosure of individually identifiable health information.

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

●
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

●
Legislation relating to payments to physicians.  Recent legislation enacted or pending in several states and enacted at the federal level as part of the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 mandates public disclosure of, or otherwise regulates or limits the providing of, certain gifts and payments by pharmaceutical companies to physicians. These laws may be interpreted to cover honorarium payments made to physicians for participation in market research activities sponsored by pharmaceutical companies. Because we currently provide market research services involving participants from our member network, the increased adoption and enforcement of these laws and the application of any public disclosure requirements or other limitations may have a negative impact on the ability of pharmaceutical companies to sponsor these activities or the willingness of physicians to participate in the market research. To date, we have not experienced a significant reduction in our market research services business as a result of these laws in the few jurisdictions in which they have been enacted and become effective. However, we cannot predict how pharmaceutical companies or physicians will respond when such legislation becomes more widespread or becomes effective at the federal level. A significant decline in the sponsorship of our market research services by pharmaceutical companies or the agencies that represent such companies, or a significant decline in physicians’ willingness to participate in such studies could negatively impact our operating results.

●
Anti-Referral Laws.  There are federal and state laws that forbid payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with health care providers. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal laws-called the Stark Law-is very complex in its application. Any determination by a state or federal regulatory agency that any of our practice clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

●
Corporate Practice of Medicine Laws and Fee-Splitting Laws.  Many states have laws forbidding physicians from practicing medicine in partnership with non-physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations forbidding splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges. We have varied our charge structure in some states to comply with these laws, which may make our services less desirable to potential clients. Any determination by a state court or regulatory agency that our service contracts with our practice clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of those contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

●
Anti-Assignment Laws.  There are federal and state laws that prohibit or limit assignment of claims for reimbursement from government-funded programs. In some cases, these laws have been interpreted in regulations or policy statements to limit the manner in which business service companies may handle checks or other payments for such claims and to limit or prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. Any determination by a state court or regulatory agency that our service contracts with our practice clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of those contracts, require us to change or terminate some portions of our business, require us to refund portions of our service fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

●
Prescribing Laws.  The use of our software by physicians to perform a variety of functions relating to prescriptions, including electronic prescribing, electronic routing of prescriptions to pharmacies, and dispensing of medication, is governed by state and federal law, including fraud and abuse laws, drug control regulations, and state department of health regulations. States have differing prescription format requirements, and, due in part to recent industry initiatives, federal law and the laws of all 50 states now provide a regulatory framework for the electronic transmission of prescription orders. Regulatory authorities such as the U.S. Department of Health and Human Services’ Centers for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EHR technologies. Any determination that we or our practice clients have violated prescribing laws may expose us to liability, loss of reputation, and loss of business. These laws and requirements may also increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

●
Electronic Health Records Laws.  A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect how such technology is provided. As a company that provides EHR functionality, our systems and services must be designed in a manner that facilitates our practice clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service was certified as a 2011/2012 compliant Complete EHR by CCHIT, an ONC-ATCB, in accordance with the applicable certification criteria adopted by the Secretary of the U.S. Department of Health and Human Services (HHS). The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the HITECH Act. However, such certification does not represent an endorsement of our athenaClinicals service by HHS or guarantee the receipt of incentive payments. While we believe that our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future requirements.

●
Claims Transmission Laws.  Our services include the manual and electronic transmission of medical practice claims for reimbursement from payers. Federal and various state laws provide for civil and criminal penalties for any person who submits, or causes to be submitted, a claim to any payer (including, without limitation, Medicare, Medicaid, and any private health plans and managed care plans) that is false or that overbills or bills for items that have not been provided to the patient. Although we do not determine what is billed to a payer, to the extent that such laws apply to a service that merely transmits claims on behalf of others, we could be subject to the same civil and criminal penalties as our practice clients.

●
Prompt Pay Laws.  Laws in many states govern prompt payment obligations for health care services. These laws generally define claims payment processes and set specific timeframes for submission, payment, and appeal steps. They frequently also define and require clean claims. Failure to meet these requirements and timeframes may result in rejection or delay of claims. Failure of our services to comply may adversely affect our business results and give rise to liability claims by practice clients.

●
Medical professional regulation.  The practice of most health care professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. We do not believe that we engage in the practice of medicine and have attempted to structure our services, strategic relationships, and other operations to avoid violating these state licensing and professional practice laws. We employ and contract with physicians who provide only medical information to our users, some of whom may be consumers, and we do not intend to provide medical care or advice. Any determination that we are a health care provider and acted improperly as a health care provider may result in liability to us.

●
Regulation of drug and medical device advertising and promotion.  We provide services involving promotion of prescription and over-the-counter drugs and medical devices. Any increase in regulation of these areas by the U.S. Food and Drug Administration, or FDA; the Federal Trade Commission, or FTC; or other governmental bodies at the federal, state, or local level, could make it more difficult for us to contract for certain of our interactive services. Physician groups and others have criticized the FDA’s current policies and have called for restrictions on advertising of prescription drugs and for increased FDA enforcement. In response, the FDA has conducted hearings and sought public comment regarding its regulation of information concerning drugs on the Internet and the relationships between pharmaceutical companies and those disseminating information on drugs. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such marketing and advertising. Our interactive services revenues could be materially reduced by additional restrictions on the marketing or advertising of prescription drugs and medical devices, whether imposed by law or regulation or by policies adopted by industry members. If the FDA, the FTC, or another governmental body finds that any information available on our website or distributed by us violates FDA, FTC, or other laws or regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes or other new or existing laws.

●
Medical Device Laws.  The FDA has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In addition, in February 2011 the FDA issued a final rule regarding regulation of Medical Device Data Systems (MDDSs), which are systems that are intended to transfer, store, convert, or display medical device data. While EHRs are expressly exempted from the final rule, it is possible that future changes in our services could involve the transfer, storage, conversion, or display of medical device data. In addition, a report, due by early 2014 from the FDA, ONCHIT, and the Federal Communications Commission, is expected to propose a regulatory framework for health information technology for the purpose of promoting innovation, protecting patient safety, and avoiding regulatory duplication. To the extent that our software is considered a medical device under the policy or an MDDS under the final rule, or is the subject of additional regulation promulgated as a result of the report, we, as a provider of application functionality, could be required, depending on the functionality, to:

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
Anti-spam Laws.  We may be required to comply with current or future anti-spam legislation by limiting or modifying some of our interactive services, such as our clinical messaging, which may result in a reduction in our revenue. One such law, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial e-mail. CAN-SPAM or similar laws may impose burdens on our member communication practices and on certain of our services, which in turn could harm our ability to attract new payer and pharmaceutical clients and increase revenues.
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
Debt Collection Laws.  As a billing service that offers patient communication and registration services, our employees or those of our service providers may from time to time come into contact with patients who owe our practice clients outstanding amounts. Communications with patients that relate to amounts owed may be deemed to subject us or our service providers to federal or state debt collection laws and regulations. Such laws and regulations, if deemed to apply to us, could require registration with government agencies and compliance with significant administrative obligations (e.g., to maintain an in-state office with local employees), which could result in increased expenses and subject us to fines and penalties for violation. Following the disclosure in 2012 of the methods used by debt collector Accretive Health to obtain payment of amounts owed by patients to one of its hospital clients, heightened focus on debt collection practices may lead to additional regulation and greater scrutiny of existing debt collection practices.
Privacy Regulation.  The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use, and dissemination of data, and the presentation of website or other electronic content, comply with certain standards for notice, choice, security, and access. Courts may also adopt these developing standards. A number of states, including California, have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers.
In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. For example, the European Union, or EU, adopted the Data Protection Directive, or DPD, imposing strict regulations and establishing a series of requirements regarding the collection and use of personally identifiable information online. The DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use, and disclose personal information in the course of commercial activities. Foreign governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities, and our practice management services for practices along the Canadian border and our market research services could each involve the personal information of foreign residents. Furthermore, in the conduct of our market research activities outside of the United States, we rely upon a third party to identify and recruit respondents for the market research and to comply with the applicable privacy laws in each jurisdiction in which it operates. We cannot assure you that this third party will successfully comply with such laws or that we would not be responsible for any failure of this third party to comply.
While we have privacy policies posted with our services that we believe comply with applicable laws requiring notice to our users and practice clients about our information collection, use, and disclosure practices, we cannot assure you that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing local and international privacy and consumer protection laws in various jurisdictions apply to the Internet and other online technologies is still uncertain and may take years to resolve. Privacy laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or services, or increase the costs of doing so, and may affect our ability to invest in or jointly develop products. In addition, a determination by a court or government agency that any of our practices, or those of our agents, do not meet these standards could result in liability, result in adverse publicity, and adversely affect our business.
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
The trading price of our common stock has been and is likely to remain highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control or unrelated to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

●	the operating performance of similar companies;

●	the overall performance of the equity markets;

●	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;

●	threatened or actual litigation;

●	changes in laws or regulations relating to the provision of health care or the sale of health insurance;

●	any major change in our board of directors or management;

●	publication of research reports or news stories about us, our competitors, or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	large volumes of sales of our shares of common stock by existing stockholders; and

●	general political and economic conditions.
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
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of March 31, 2013, we had approximately 36.7 million shares of common stock outstanding. Moreover, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.
We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan, and we have assumed the 1999 Stock Option Plan, 2008 Equity Incentive Plan, and 2010 Equity Incentive Plan of Epocrates, under which all issuable common stock has been registered. As of March 31, 2013, we had outstanding options to purchase approximately 2.8 million shares of common stock (approximately 1.8 million of which were exercisable at March 31, 2013) that, if exercised, would result in those shares becoming available for sale in the public market. As of March 31, 2013, we had outstanding restricted stock units totaling approximately 1.3 million that, if vested, would result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
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
Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which they might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

●	limitations on the removal of directors;

●	advance notice requirements for stockholder proposals and nominations;

●	the inability of stockholders to act by written consent or to call special meetings; and

●	the ability of our board of directors to make, alter, or repeal our by-laws.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) Exhibits.

Exhibit No.	Exhibit Index
2.1(i)	Agreement and Plan of Merger by and among the Registrant, Echo Merger Sub, Inc., and Epocrates, Inc., dated January 7, 2013
10.1(i)	Form of Voting Agreement to be entered into between the Registrant and certain directors, stockholders, and employees of Epocrates, Inc.
10.2(ii)	First Amendment to Purchase and Sale Agreement by and between the Registrant and President and Fellows of Harvard College, dated March 12, 2013
†10.3(iii)	athenahealth, Inc. Executive Incentive Plan
31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
101**	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the SEC on May 7, 2013, formatted in XBRL, as follows:
(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statements of Income
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

(i)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed January 7, 2013.

(ii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed March 18, 2013.

(iii)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 4, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Timothy M. Adams
Timothy M. Adams
Chief Financial Officer, Senior Vice President, and Treasurer
Date: May 7, 2013