Form 10-Q
period 2013-06-30
ATHENAHEALTH INC
filed 2013-07-19
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At July 17, 2013, the registrant had 36,848,900 shares of common stock, par value $0.01 per share, outstanding.

i

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per-share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$33,558	$154,988
Short-term investments	—	38,092
Accounts receivable - net	93,319	61,916
Current portion of restricted cash	—	1,357
Deferred tax assets - net	4,511	6,907
Prepaid expenses and other current assets	19,798	10,924
Total current assets	151,186	274,184
Property and equipment - net	204,728	54,035
Capitalized software costs - net	22,428	16,050
Purchased intangible assets - net	180,382	21,561
Goodwill	196,183	48,090
Deferred tax assets - net	—	11,759
Investments and other assets	4,461	2,773
Total assets	$759,368	$428,452
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$50,000	$—
Current portion of long-term debt	15,000	—
Accounts payable	6,679	1,733
Accrued compensation	37,108	36,393
Accrued expenses	23,373	19,683
Current portion of deferred revenue	35,064	8,209
Current portion of deferred rent	21	799
Total current liabilities	167,245	66,817
Deferred rent, net of current portion	—	2,854
Long-term debt, net of current portion	181,250	—
Deferred revenue, net of current portion	51,080	45,515
Long-term deferred tax liability - net	20,165	—
Other long-term liabilities	4,912	1,618
Total liabilities	424,652	116,804
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 38,089 shares issued and 36,811 shares outstanding at June 30, 2013; 37,572 shares issued and 36,294 shares outstanding at December 31, 2012	381	376
Additional paid-in capital	338,457	303,547
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(207)	(81)
Retained (accumulated deficit) earnings	(2,715)	9,006
Total stockholders’ equity	334,716	311,648
Total liabilities and stockholders’ equity	$759,368	$428,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Business services	$137,919	$100,110	$259,382	$193,659
Implementation and other	8,382	3,405	12,515	6,422
Total revenue	146,301	103,515	271,897	200,081
Expense:
Direct operating	59,390	41,014	112,575	79,812
Selling and marketing	41,035	27,389	73,957	51,117
Research and development	14,269	8,615	26,213	15,783
General and administrative	24,670	13,961	55,747	30,160
Depreciation and amortization	11,107	5,795	19,448	11,281
Total expense	150,471	96,774	287,940	188,153
Operating (loss) income	(4,170)	6,741	(16,043)	11,928
Other (expense) income:
Interest expense	(1,001)	(88)	(1,165)	(176)
Other income	63	100	117	322
Total other (expense) income	(938)	12	(1,048)	146
(Loss) income before income tax (provision) benefit	(5,108)	6,753	(17,091)	12,074
Income tax (provision) benefit	(7,313)	(2,599)	5,370	(5,492)
Net (loss) income	$(12,421)	$4,154	$(11,721)	$6,582
Net (loss) income per share – Basic	$(0.34)	$0.12	$(0.32)	$0.18
Net (loss) income per share – Diluted	$(0.34)	$0.11	$(0.32)	$0.18
Weighted average shares used in computing net (loss) income per share:
Basic	36,760	35,685	36,598	35,713
Diluted	36,760	36,906	36,598	36,951
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(12,421)	$4,154	$(11,721)	$6,582
Other comprehensive (loss) income:
Unrealized (loss) gain on securities, net of tax of $0 and $10 for the three and six months ended June 30, 2013 and 2012, respectively	(20)	(34)	(20)	38
Foreign currency translation adjustment	180	(12)	144	(21)
Total other comprehensive income (loss)	160	(46)	124	17
Comprehensive (loss) income	$(12,261)	$4,108	$(11,597)	$6,599
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,721)	$6,582
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,226	12,861
Amortization of premium on investments	84	681
Provision for uncollectible accounts	453	287
Excess tax benefit from stock-based awards	—	(5,680)
Deferred income tax	(5,492)	(426)
Change in fair value of contingent considerations	—	(1,110)
Stock-based compensation expense	24,042	12,984
Other reconciling adjustments	90	(120)
Changes in operating assets and liabilities:
Accounts receivable	(8,712)	(2,134)
Prepaid expenses and other current assets	(5,069)	605
Other long-term assets	493	117
Accounts payable	2,864	1,222
Accrued expenses	(796)	1,742
Accrued compensation	(1,307)	(683)
Deferred revenue	2,232	1,108
Deferred rent	(3,632)	(438)
Net cash provided by operating activities	19,755	27,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(12,993)	(5,915)
Purchases of property and equipment	(16,601)	(15,657)
Proceeds from sales and maturities of investments	56,245	46,374
Purchases of short-term and long-term investments	—	(30,883)
Payments on acquisitions, net of cash acquired	(410,161)	—
Decrease in restricted cash	1,357	807
Other investing activities	—	172
Net cash used in investing activities	(382,153)	(5,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	12,248	10,905
Taxes paid related to net share settlement of restricted stock units	(9,924)	(3,686)
Excess tax benefit from stock-based awards	—	5,680
Payment of contingent consideration accrued at acquisition date	—	(807)
Debt issuance costs	(1,592)	—
Net settlement of acquired company’s board of directors equity shares	(5,806)	—
Proceeds from long-term debt	200,000	—
Net proceeds from line of credit	155,000	—
Payments from line of credit	(105,000)
Payments from long-term debt	(3,750)	—
Net cash provided by financing activities	241,176	12,092
Effects of exchange rate changes on cash and cash equivalents	(208)	(39)
Net (decrease) increase in cash and cash equivalents	(121,430)	34,549
Cash and cash equivalents at beginning of period	154,988	57,781
Cash and cash equivalents at end of period	$33,558	$92,330
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$268	$450
Tax benefit recorded in prepaid expenses and other current assets	$—	$5,651
Fair value of equity awards assumed	$13,028	$—
Additional disclosures
Cash received for interest	$451	$51
Cash paid for interest	$927	$—
Cash paid for taxes	$994	$3,824
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2013, and the results of operations and cash flows for the six month period ended June 30, 2013, and 2012. The results of operations for the six month period ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Segment Reporting – The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief decision-maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company is in the process of analyzing the information that will be prepared and presented to the CODM due to the acquisitions of Epocrates, Inc. and the Arsenal on the Charles during the six months ended June 30, 2013 (see footnote 2). We anticipate that we will have at least two operating segments – athenahealth and Epocrates. Historically, the Company has operated in one segment.
Interim Tax Estimate – Due to the fact that we are projecting a nominal pre-tax income for the year and have significant permanent differences, we cannot reasonably predict our estimated effective tax rate for the year; therefore, we have used a discrete tax approach for the period ended June 30, 2013, in calculating the year-to-date provision.
2. ACQUISITIONS
Watertown, MA Corporate Headquarters – Arsenal on the Charles
On May 10, 2013, the Company, through its wholly-owned subsidiary Athena Arsenal, LLC (“Athena Arsenal”), completed the acquisition of the real estate commonly known as the Arsenal on the Charles, located in Watertown, Massachusetts. The Arsenal on the Charles is an expansive 29-acre, multi-building, commercial property where the Company was leasing space for its headquarters and related operating activities prior to the transaction. The purpose of this acquisition is to allow for future expansion of the corporate headquarters to accommodate anticipated headcount growth. The purchase price was $168.5 million, subject to working capital adjustments. The fair value of the consideration paid was $167.3 million, all of which was paid in cash.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

Prepaid expenses and other current assets	$685
Property, equipment and buildings	144,071
Purchased intangible assets	25,545
Accrued expenses	(271)
Deferred revenue	(789)
Other long-term liabilities	(1,916)
Total identifiable net assets	$167,325

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as the value of the purchased tangible and intangible assets and certain working capital adjustments to the purchase price may be subject to change as additional information is received about facts and circumstances that existed at the date of acquisition. Thus, the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the preliminary components of the identifiable intangible assets acquired by asset class:

Fair value
Above market leases	$3,298
Leases in place	22,247
Total intangible assets subject to amortization	$25,545

The value of any in-place lease is estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners’ of vacancy/leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term was estimated. These costs consist of: (i) rent lost during downtime (i.e., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e., free rent), (iv) leasing commissions, and (v) tenant improvement allowances. The Company determines these values using our estimates along with third-party appraisals. The Company amortizes the capitalized value of in-place lease intangible assets to expense over the remaining initial term of each lease. The Company amortizes the capitalized value of above market leases to expense over the initial and expected renewal terms of the leases. No amortization period for intangible assets will exceed the remaining depreciable life of the building.
The amounts of revenue and net loss from the Arsenal on the Charles included in the Company’s condensed consolidated statements of income from the acquisition date of May 10, 2013, to the period ended June 30, 2013, are $2.2 million and $1.3 million, respectively.
The Company incurred transaction costs in connection with the acquisition of $1.4 million and $2.4 million during the three and six months ended June 30, 2013, respectively, and $3.1 million in total. These costs are included in general and administrative expenses.
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

Fair value of consideration transferred

Cash payments	$294,632
Fair value of vested stock options and restricted stock units assumed	13,028
Fair value of total consideration	307,660
Less cash acquired	(51,796)
Less short-term investments acquired	(18,250)
Total	$237,614
The value of the share consideration for Epocrates' common stock was based on the average closing sales prices per share of the Company’s common stock for the ten trading days ending on the second trading day prior to the closing of the acquisition. The fair value of the stock options and restricted stock units assumed by the Company was determined using the

Black-Scholes option pricing model. The share conversion ratio of 0.1239 was applied to convert Epocrates options and restricted stock units to the Company’s options and restricted stock units.
The Company assumed options and restricted stock units with a fair value of $22.6 million. Of the total consideration, $13.0 million was allocated to the purchase consideration and $9.6 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis over the remaining service period. In the six months ended June 30, 2013, stock-based compensation expense recognized for stock options and restricted stock units assumed was $6.2 million.
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
$237,614
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as accounts receivable, purchased intangible assets, current and non-current income taxes payable, deferred taxes, and uncertain tax benefits may be subject to change as additional information is received about facts and circumstances that existed at the date of acquisition and certain tax returns are finalized. Thus, the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
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
We anticipate that we will allocate the acquired doctor network among our operating segments once determined. The Epocrates segment will represent the fair values of the underlying relationships and agreements with Epocrates customers. The doctor network related to the athenahealth segment will represent the fair values of the savings associated with future marketing spend for the athenahealth segment services to the acquired doctor network. Drug information content represents the fair value of the cost to replace the drug information and interaction content used by the doctor’s network. The trade name represents the fair value of the brand and name recognition associated with the marketing of Epocrates’ service offerings. Developed technology represents the estimated fair value of Epocrates’ mobile device platform. All of the purchased intangible assets related to the Epocrates transaction have finite lives. For those purchased intangible assets where an income approach was used, we considered the projected undiscounted cash flows as the best indication of the pattern of economic benefit expected from the asset.

The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Epocrates’ mobile device platform with the athenahealth service offerings. We anticipate goodwill will be allocated among our operating segments once determined. The goodwill balance is not deductible for U.S. income tax purposes.
The amounts of revenue and net loss of Epocrates included in the Company’s condensed consolidated statements of income from the acquisition date of March 12, 2013, to the period ended June 30, 2013, are $20.1 million and $12.7 million, respectively. The net loss includes $6.2 million in stock-based compensation expense primarily related to the acceleration of certain individuals’ stock awards upon termination.
The Company incurred transaction costs in connection with the acquisition of $0.2 million and $2.7 million during the three and six months ended June 30, 2013, respectively, and $3.2 million in total. These costs are included in general and administrative expenses.
As part of the integration of Epocrates, the Company communicated to certain employees severance and retention bonuses which total $4.2 million to be paid through the end of 2013. The following table summarizes these amounts on the condensed consolidated statements of income, for the six months ended June 30, 2013:

Summary of roll forward of integration costs

Beginning balance, January 1, 2013	$—
Addition to provision	2,209
Cash outlay	(195)
Ending balance, March 31, 2013	$2,014
Addition to provision	979
Change in estimate	(129)
Cash outlay	(1,122)
Ending balance, June 30, 2013	$1,742
Pro Forma Presentation
The following pro forma financial information summarizes the combined results of operations for the Company as though the acquisitions of Epocrates and the Arsenal on the Charles occurred on January 1, 2012. The unaudited pro forma financial information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$148,035	$131,868	$291,669	$257,840
Net loss	$(13,057)	$(1,202)	$(16,123)	$(10,083)
Net loss per share – Basic	$(0.36)	$(0.03)	$(0.44)	$(0.28)
Net loss per share – Diluted	$(0.36)	$(0.03)	$(0.44)	$(0.27)
The pro forma financial information for all periods presented has been calculated after adjusting the results of Epocrates and the Arsenal on the Charles to reflect the business combination accounting effects resulting from these acquisitions including the amortization expenses from acquired intangible assets, the deprecation expenses from acquired tangible assets, the stock-based compensation expense for unvested stock options and restricted stock units assumed and the related tax effects as though the acquisition occurred as of January 1, 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s 2012 fiscal year.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

3. NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive to earnings per share.
The following table reconciles the weighted average shares outstanding for basic and diluted net (loss) income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(12,421)	$4,154	$(11,721)	$6,582
Weighted average shares used in computing basic net (loss) income per share	36,760	35,685	36,598	35,713
Net (loss) income per share – Basic	$(0.34)	$0.12	$(0.32)	$0.18
Net (loss) income	$(12,421)	$4,154	$(11,721)	$6,582
Weighted average shares used in computing basic net (loss) income per share	36,760	35,685	36,598	35,713
Effect of dilutive securities	—	1,221	—	1,238
Weighted average shares used in computing diluted net (loss) income per share	36,760	36,906	36,598	36,951
Net (loss) income per share – Diluted	$(0.34)	$0.11	$(0.32)	$0.18
The computation of diluted net income per share does not include 0.4 million and 0.4 million of stock options and restricted stock units for the three and six months ended June 30, 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2013, and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Included in cash and cash equivalents as of June 30, 2013, and December 31, 2012, are money market fund investments of $0.1 million and $59.4 million, respectively, which are reported at fair value. As of June 30, 2013, the Company had $246.3 million outstanding on its credit facility (refer to Note 6) which approximates fair value based on the timing of when we entered into the credit facility. As of December 31, 2012, the Company had no outstanding debt.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in active markets for similar assets or liabilities. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

	Fair Value Measurements At June 30, 2013, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$128	$—	$—	$128
Total assets	$128	$—	$—	$128
Accrued contingent consideration	$—	$—	$(448)	$(448)
Total liabilities	$—	$—	$(448)	$(448)

	Fair Value Measurements as of December 31, 2012, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$89,480	$—	$—	$89,480
Available-for-sale investments:
Commercial paper	—	11,748	—	11,748
Corporate bonds	—	20,334	—	20,334
Certificate of deposit	—	6,010	—	6,010
Total assets	$89,480	$38,092	$—	$127,572
Accrued contingent consideration	$—	$—	$(448)	$(448)
Total liabilities	$—	$—	$(448)	$(448)
Money market funds, certificates of deposit, corporate bonds and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any periods presented.
Contingent consideration is recorded at fair value as an element of consideration paid with subsequent adjustments recognized in the consolidated statement of income. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The outstanding potential contingent consideration related to the Company’s acquisition of Proxsys in 2011 ranges from zero to $5.0 million and is payable in quarterly installments based upon the cross-selling of the Company’s athenaCollector services into Proxsys’ new and acquired customer and physician sender base, from the acquisition date to the second year anniversary of the acquisition in the third quarter of 2013. As of June 30, 2013 and December 31, 2012, the Company has a probability adjusted level of 60% for the base case and 20% for the upside and downside scenarios. The Company estimates the fair value of the contingent consideration at June 30, 2013 to be $0.4 million, primarily related to how much has been earned and the amount of time left to earn the additional consideration.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

The reconciliations for the fair values of financial instruments determined by Level 3 for the periods presented, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance beginning of period	$448	$8,143	$448	$8,176
Payments	—	(703)	—	(807)
Change in fair value (included in general and administrative expenses)	—	(1,181)	—	(1,110)
Balance end of period	$448	$6,259	$448	$6,259

5. PROPERTY AND EQUIPMENT
The fair values of the property and equipment acquired as part of the purchase of the Arsenal on the Charles are allocated to buildings, land, and land improvements in the amounts of $121.3 million, $21.0 million, and $1.8 million, respectively.
Property and equipment consist of the following as of:

	June 30, 2013	December 31, 2012
Equipment	$70,891	$56,078
Furniture and fixtures	7,163	5,297
Leasehold improvements	1,684	15,518
Airplane	3,156	3,156
Building	136,029	14,644
Building improvements	18,679	3,500
Land	23,059	2,035
Land improvements	2,714	915
Total property and equipment, at cost	263,375	101,143
Accumulated depreciation and amortization	(61,591)	(49,902)
Construction in progress	2,944	2,794
Property and equipment, net	$204,728	$54,035
Depreciation expense on property and equipment was $7.4 million and $3.9 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense on property and equipment was $11.7 million and $7.8 million for the six months ended June 30, 2013 and 2012, respectively.
6. DEBT
2011 Line of Credit – On October 20, 2011, the Company entered into a $100.0 million revolving credit agreement (“Revolving Credit Agreement”) with a term of five years. The Revolving Credit Agreement replaced the $15.0 million Credit Agreement that expired September 30, 2011. The Revolving Credit Agreement contains certain covenants, including consolidated leverage and minimum fixed charge coverage ratios. The interest rates applicable to revolving loans under the Revolving Credit Agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on the Company’s consolidated leverage ratio. The Company was required to pay financing fees of $0.7 million for the Revolving Credit Agreement, which are being amortized in interest expense in the Consolidated Statements of Income over the five-year term. As of December 31, 2012, the Company had no outstanding debt obligations.
2013 Commitment Letter – On January 7, 2013, the Company entered into a commitment letter, pursuant to which Bank of America, N.A. committed to increase its commitment to provide revolving loans under the Revolving Credit Agreement by an amount up to $55 million as a source of funding for the Epocrates transaction (refer to Note 2). The Company was required to athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

pay financing fees of $0.3 million for this commitment which are being amortized in interest expense in the Consolidated Statements of Income over the remaining five-year term of the Revolving Credit Agreement.
On March 11, 2013, the Company borrowed $155.0 million under the Revolving Credit Agreement as a source of funding for the Epocrates transaction. The Company repaid $50.0 million of the $155.0 million as of March 31, 2013. All amounts outstanding under the Revolving Credit Agreement were repaid on May 10, 2013, as discussed below.
2013 Credit Agreement – On May 10, 2013, the Company entered into a $325 million senior credit facility consisting of a $200 million unsecured term loan facility and a $125 million unsecured revolving credit facility (“Senior Credit Facility”). The Company may increase the Senior Credit Facility up to an additional $100 million, subject to certain conditions including obtaining lender commitments. The terms and conditions of the Senior Credit Facility are customary to facilities of this nature. The Senior Credit Facility expires on May 10, 2018, although the Company may prepay the Senior Credit Facility in whole or in part at any time without premium or penalty, and the unutilized portion of the commitments may be irrevocably reduced or terminated by the Company in whole or in part without penalty or premium. The Senior Credit Facility contains customary default provisions and certain financial and nonfinancial covenants including limitations on our consolidated leverage ratio and capital expenditures.
On May 10, 2013, the Company borrowed $200 million under the unsecured term loan facility and $50 million under the unsecured revolving credit facility of the Senior Credit Facility to refinance existing indebtedness described above, to finance the Arsenal on the Charles acquisition as described in Note 2, and for working capital and other general corporate purposes. The unsecured term loan facility is payable quarterly starting June 30, 2013, in the amount of $3.75 million each quarter. As of June 30, 2013, the Company had $196.25 million outstanding on the unsecured term loan facility and $50.0 million outstanding on the unsecured revolving credit facility. As of June 30, 2013, the Company had $75 million available on the unsecured revolving credit facility.
Any loan under the Senior Credit Facility will bear interest at the same rates as in the Revolving Credit Agreement. The interest rate for the Senior Credit Facility as of June 30, 2013 was 1.95%.
The Company was required to pay financing fees of $1.3 million for the Senior Credit Facility, which are being amortized in interest expense in the Consolidated Statements of Income over the five-year term.
Future principle payments of the unsecured term loan at June 30, 2013, are as follows:

Amount
Remaining 2013	$7,500
2014	15,000
2015	15,000
2016	15,000
2017	15,000
Thereafter	128,750
Total	196,250
Less current portion	15,000
Long-term portion	$181,250
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
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding the combination or integration of newly acquired services; the integration of Epocrates; the purchase of the Arsenal on the Charles campus; expected tax credits from states; expanded sales and marketing efforts; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity issues; additional fundraising; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our expectations for future financial and operational performance, product and service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue”; the negative of these terms; or other comparable terminology. Forward-looking statements in this Item 2 include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, increased cross-selling efforts among our service offerings, expected client implementations, expected certification and regulatory approvals and the benefits of our current service offerings and research and development for new service offerings and the benefits of current and expected strategic and sales and marketing relationships.
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
Overview
athenahealth provides business services that help medical caregivers achieve and sustain financial health by collecting more money and exercising more control over their administrative and clinical tasks. These services are designed to reduce the administrative burden of complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many of the related tasks that distract medical caregivers and staff from delivering care. Our services are delivered and consumed through a single instance of our cloud-based platform, athenaNet. We differentiate our services by regularly deploying updates and improvements through athenaNet to clients without any action on the part of the client. athenaNet enables us to quickly implement our solution at a low up-front cost and to seamlessly work in tandem with our clients in real time.
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

For the six months ended June 30, 2013, we generated revenue of $271.9 million from the sale of our services compared to $200.1 million for the six months ended June 30, 2012. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominately derived from business services that we provide on an ongoing basis. This revenue is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of our revenue include growth in the number of physicians and other medical providers working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity, in adherence to related financial covenants.
Recent Developments
Watertown, MA Corporate Headquarters – Arsenal on the Charles
On May 10, 2013, we acquired the real estate commonly known as the Arsenal on the Charles, located in Watertown, Massachusetts. The Arsenal on the Charles is an expansive 29-acre, multi-building, commercial property where we were leasing our headquarters prior to the transaction. The purpose of this acquisition is to allow for future expansion of the corporate headquarters to accommodate anticipated headcount growth. The purchase price was $168.5 million, subject to working capital adjustments. The fair value of the consideration paid was $167.3 million, all of which was paid in cash. The acquisition of our Watertown, Massachusetts, corporate headquarters increased our total assets on the condensed consolidated balance sheet by approximately $170 million, primarily due to increases in property and equipment of $144.1 million and intangible assets of $25.5 million. Total liabilities increased by approximately $160 million due to increases in borrowings. See footnote 2 in the notes to the condensed consolidated financial statements for detailed information related to the business combination accounting.
Massachusetts Incentive Tax Credits
During the three months ended June 30, 2013, the Commonwealth of Massachusetts awarded us approximately $9.5 million of Massachusetts investment tax credits over 10 years, subject to fulfillment of capital investment and jobs commitments by us. The award is subject to an agreement being reached between the Commonwealth of Massachusetts and us about the terms of the award. The agreement is expected to be reached in the three months ended September 30, 2013.
Epocrates, Inc.
On March 12, 2013, we acquired Epocrates, Inc. (“Epocrates”), a leading provider of essential clinical content, practice tools, and health industry engagement via mobile devices at the point of care. The Epocrates member network consists of more than one million health care professionals, including approximately 50% of U.S. physicians, who routinely use its solutions and services. Epocrates’ portfolio includes top-ranked medical applications, such as the industry’s #1 medical application among U.S. physicians, which provides convenient, point-of-care access to information such as dosing, drug interactions, pricing, and insurance coverage for thousands of brand, generic, and over-the-counter drugs. The features available through its unique physician platform are often referenced multiple times per day and help health care professionals make more informed prescribing decisions, improve workflow, and enhance patient safety. Epocrates offers its products on major U.S. mobile platforms, including Apple, Android, and BlackBerry. Epocrates generates revenue by providing clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) with interactive services to engage with its network of members and through the sale of subscriptions to its premium drug and clinical reference tools to health care professionals. Its client base is located almost entirely within the U.S. We acquired Epocrates for the assembled workforce, expected synergies, and accelerated awareness of athenahealth’s services across the physician market and to deliver high-value information to the clinical community.
The acquisition of Epocrates increased our total assets on the condensed consolidated balance sheet by approximately $180 million, primarily due to increases in goodwill of $148 million, purchased intangible assets of $140 million and accounts receivable of $23 million, which are offset by a decrease in cash of $145 million. Total liabilities and stockholders’ equity increased $180 million, primarily due to increases in borrowings of $105 million, net long-term deferred tax liabilities of $40 million, deferred revenue of $30 million, and a $13 million increase in additional paid-in capital related to the equity portion of the fair value of consideration paid. See footnote 2 in the notes to the condensed consolidated financial statements for detailed information related to the business combination accounting.

Critical Accounting Policies
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of our condensed consolidated financial statements in conformity with GAAP, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our condensed consolidated financial statements use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) asset impairments; (3) estimated useful lives of assets; (4) fair value of stock options; (5) allocation of direct and indirect expenses; (6) fair value of contingent consideration and acquired intangible assets in a business combination; and (7) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition and business combinations related to purchased intangibles and contingent consideration. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.
Financial Operations Overview
Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle management, electronic health record management, patient communication management, referral cycle management, analytics offerings, and from Epocrates; and from implementation and other services. Implementation and other revenue consists primarily of professional services fees related to assisting clients with the initial implementation of our services, for ongoing training and related support services, and for third-party tenant revenue. Business services accounted for 94% of our total revenues for the three months ended June 30, 2013 and 97% for the three months ended June 30, 2012. Business services accounted for 95% of our total revenues for the six months ended June 30, 2013 and 97% for the six months ended June 30, 2012. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three and six months ended June 30, 2013 and 2012.
Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, athenaCoordinator, athenaClarity, and Epocrates. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for a portion of amortization related to purchased intangible assets.
Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and to expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase in line with revenue growth. Sales and marketing expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for a portion of amortization related to purchased intangible assets.
Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses) and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely remain consistent as a percent of revenue as we develop and enhance new and existing services; however, the amount of expenditures that should be capitalized as software development costs versus expensed as research and development could vary based on the specific projects we undertake.
General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities), and insurance premiums; and, outside professional fees for accountants, lawyers, external costs associated with acquisitions, change in the fair value of contingent consideration, and consultants. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time.
Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development and acquisition costs, which we amortize over a two to three-year period from the time of the release of the related software code. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. In the near term, we expect depreciation and amortization expense to increase as a percentage of total revenue.
Interest Expense. Interest expense consists primarily of interest costs related to our term and revolving loans under our credit facility and the amortization of deferred financing fees.
Income Tax (Provision) Benefit. Income tax (provision) benefit consists of federal and state income taxes in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to transaction costs associated with stock acquisitions, any changes in the fair value of contingent consideration related to non-tax deductible goodwill, the treatment of Incentive Stock Options (“ISOs”), and the impact of certain tax deduction limits related to certain of our highly compensated officers. Transaction costs related to stock acquisitions are primarily non-tax deductible. The changes in the fair value of contingent consideration related to non-tax deductible goodwill and the treatment of disqualifying dispositions related to ISOs are also treated as discrete items which means they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. Also, we substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these options since we cannot anticipate when disqualifying dispositions related to these options will occur. We expect that our income tax provision for the fiscal year 2013 will be substantially lower than in prior years based on expected lower pretax income.
Results of Operations
Revenue. Total revenue for the three and six months ended June 30, 2013 is primarily due to an increase in business services revenue.

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Business services	$137,919	$100,110	$37,809	38%	$259,382	$193,659	$65,723	34%
Implementation and other	8,382	3,405	4,977	146%	12,515	6,422	6,093	95%
Total	$146,301	$103,515	$42,786	41%	$271,897	$200,081	$71,816	36%
Business Services Revenue. The increase in business services revenue is primarily driven by the growth in the number of physicians and providers using our services, including Epocrates. The three and six months ended June 30, 2013 includes $14.6 million and $20.1 million of total revenue, respectively, attributable to Epocrates business service revenue. The increases in the number of physicians and providers using our revenue cycle management service, athenaCollector; electronic health record management service, athenaClinicals; and patient communication management service, athenaCommunicator; are as follows:

		As of June 30,
		2013	2012	Change
		Number	Number	Number	Percent
athenaCollector	Physicians	31,049	25,001	6,048	24%
	Providers	43,858	35,409	8,449	24%
athenaClinicals	Physicians	10,058	6,151	3,907	64%
	Providers	13,818	8,558	5,260	61%
athenaCommunicator	Physicians	13,831	6,306	7,525	119%
	Providers	18,762	8,642	10,120	117%
Also contributing to the increase in business services revenue was the growth in related collections on behalf of these physicians and providers. The amount of collections processed are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in millions)
Collections processed	$2,837	$2,259	$578	26%	$5,404	$4,341	$1,063	24%
Implementation and Other Revenue. The increase in revenue from implementation and other revenue was driven by new client implementations, increased professional services for our larger client base, an increased volume of our new business, and third-party tenant revenue associated with the Arsenal on the Charles property.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Direct operating	$59,390	$41,014	$18,376	45%	112,575	79,812	$32,763	41%
Direct Operating Expense. The increase in direct operating expense is primarily due to an increase in the number of claims that we process on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Total claims submitted	21.7	17.5	4.2	24%	42.4	35.3	7.1	20%
Also contributing to this increase was the direct operating employee-related costs, including stock-based compensation, which increased $8.3 million and $16.5 million for the three and six months ended June 30, 2013, respectively, primarily due to a 35% increase in headcount from June 30, 2012. We increased headcount to meet the current and anticipated demand for our services as our customer base continues to expand and includes larger medical groups. Additionally, headcount at June 30, 2013, includes approximately 56 employees from our acquisition of Epocrates in March 2013.
Amortization related to purchased intangible assets allocated to direct operating expenses increased $1.7 million and $2.6 million for the three and six months ended June 30, 2013, respectively, from the same period in the prior year due to our acquisitions of Epocrates during the three months ended March 31, 2013 and the Arsenal on the Charles during the three months ended June 30, 2013.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Selling and marketing	$41,035	$27,389	$13,646	50%	$73,957	$51,117	$22,840	45%
Research and development	14,269	8,615	5,654	66%	26,213	15,783	10,430	66%
General and administrative	24,670	13,961	10,709	77%	55,747	30,160	25,587	85%
Depreciation and amortization	11,107	5,795	5,312	92%	19,448	11,281	8,167	72%
Total	$91,081	$55,760	$35,321	63%	$175,365	$108,341	$67,024	62%
Selling and Marketing Expense. The increase in selling and marketing expense was primarily due to compensation costs, including stock-based compensation expense, internal sales commissions and external partner channel commissions of $6.7 million and $12 million for the three and six months ended June 30, 2013, respectively. The cost of compensation is primarily driven by headcount. Our sales and marketing headcount increased by 48% from June 30, 2012, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. Additionally, headcount at June 30, 2013 includes approximately 64 employees from our acquisition of Epocrates in March 2013. The increase was also due to $4.5 million and $8.4 million increases in online and offline marketing, employee related travel, infrastructure, and other marketing related costs for the three and six months ended June 30, 2013, respectively. Amortization related to purchased intangible assets allocated to selling and marketing expenses increased $2.4 million for the three and six months ended June 30, 2013 from the same periods in the prior year primarily due to our acquisition of Epocrates during the three months ended March 31, 2013.
Research and Development Expense. Research and development expense increased due to higher employee-related costs, including stock-based compensation expense of $5.4 million and $8.9 million for the three and six months ended June 30, 2013, respectively. These increases are primarily due to a 65% increase in headcount from June 30, 2012. Additionally, headcount at June 30, 2013, includes approximately 91 employees from our acquisition of Epocrates in March 2013. The additional research and development personnel were necessary in order to upgrade and extend our service offerings and develop new technologies.
General and Administrative Expense. General and administrative expense increased primarily due to higher employee-related costs, including stock-based compensation expense; infrastructure costs and transaction costs. Employee-related compensation increased $5.0 million for the three months ended June 30, 2013 and $12.2 million for the six months ended June 30, 2013, largely due to a 42% increase in headcount from June 30, 2012. General and administrative headcount at June 30, 2013 includes approximately 30 employees from our acquisition of Epocrates in March 2013. We increased our general and administrative personnel to support our growth. Included in the employee-related compensation increases for the three and six months ended June 30, 2013, are stock-based compensation expenses of $1.3 million and $6.8 million, respectively. The stock-based compensation increase for the six months ended June 30, 2013, is primarily related to acceleration of vesting for certain Epocrates employees upon termination. Comparatively, in the three and six months ended June 30, 2012, there was a net fair value adjustment of a $1.1 million credit related to our contingent considerations.
The increase we experienced in headcount drove the increased investment in our infrastructure of $3.2 million and $5.4 million for the three and six months ended June 30, 2013, respectively. Additionally, transaction costs associated with the Epocrates and Arsenal on the Charles acquisitions increased general and administrative expenses by $1.6 million and $5.1 million for the three and six months ended June 30, 2013, respectively. These costs are partially offset by a $2.5 million net gain in the three and six months ended June 30, 2013, due to the early termination of our lease and the realization of the remaining balance in deferred rent upon acquisition of the Arsenal on the Charles property where our corporate headquarters are located in Watertown, Massachusetts.
Depreciation and Amortization Expense. Depreciation and amortization expense increases for the three and six months ended June 30, 2013, are primarily due to higher depreciation from fixed asset expenditures in 2013 and higher amortization related to an increase in our software development costs.

Interest Expense. Interest expense increased for the three and six months ended June 30, 2013, primarily due the increase in the amount of debt outstanding compared to prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Income tax (provision) benefit	($7,313)	($2,599)	($4,714)	181%	$5,370	($5,492)	$10,862	(198)%
Effective tax rate	(143.2)%	38.5%			31.4%	45.5%
Income Tax Provision. The volatility in the effective tax rate for the three and six months ended June 30, 2013, is due to the fact that we are expecting a nominal amount of pre-tax net income for the year ended December 31, 2013, and therefore have used a discrete tax approach. In addition, there were larger permanent items for the six months ended June 30, 2013, primarily related to non-deductible transaction costs associated with Epocrates transaction, as it was a stock acquisition. Comparatively, the effective tax rate for the six months ended June 30, 2012, was impacted by changes related to the Anodyne contingent consideration.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $33.6 million. As of June 30, 2013, we have outstanding indebtedness of $246.3 million. On October 20, 2011, we entered into a credit agreement which provides for a five-year $100 million revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement contains certain covenants, including consolidated leverage and minimum fixed charge coverage ratios. The interest rates applicable to revolving loans under the Revolving Credit Agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. We will pay a commitment fee during the term of the Revolving Credit Agreement which varies between 0.20% and 0.30% depending on our consolidated leverage ratio. There was no balance outstanding on the revolving credit facility as of December 31, 2012. The Revolving Credit Agreement was increased by $55 million on January 7, 2013. On March 11, 2013, we borrowed $155 million from the revolving credit facility to fund the Epocrates acquisition. The entire amount borrowed under this facility was repaid as of May 10, 2013.
On May 10, 2013, we entered into a five-year $325 million senior credit facility consisting of a $200 million unsecured term loan facility and a $125 million unsecured revolving credit facility (“Senior Credit Facility”). The Senior Credit Facility replaces the Revolving Credit Agreement. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature, and may be used to refinance existing indebtedness, to finance the acquisition of the real estate known as the Arsenal on the Charles, and for working capital and other general corporate purposes. The Company may increase the Senior Credit Facility up to an additional $100 million subject to certain terms, including obtaining lender commitments. As of June 30, 2013, the Company had $75 million available on the unsecured revolving credit facility. As of June 30, 2013, the Company was in compliance with its covenants under the Senior Credit Facility.
We believe our current and future sources of liquidity will be sufficient to sustain operations, to finance strategic initiatives, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our analysis is supported by the growth in our new customer base and a high rate of renewal with our existing customers and the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
Commitments
We enter into various purchase commitments with vendors in the normal course of business. We believe that our existing sources of liquidity will be adequate to fund these purchases during the 2013 fiscal year. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees.

Operating Cash Flow Activities

	Six Months Ended June 30,
(in thousands)	2013	2012
Net (loss) income	$(11,721)	$6,582
Non-cash adjustments	45,403	19,477
Cash (used in) provided by changes in operating assets and liabilities	(13,927)	1,539
Net cash provided by operating activities	$19,755	$27,598
Cash flow provided by operating activities decreased approximately $7.8 million to net cash provided by operating activities of $19.8 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The change is mainly attributable to an increase in cash used in changes in operating assets and liabilities of $15.5 million and a decrease in net income of $18.3 million. The non-cash adjustments include an increase of stock-based compensation of $11.1 million and an increase of depreciation and amortization of $13.4 million. The increase in stock-based compensation is a result of an increase in the fair value of recently issued stock-based awards due to an increase in the stock price as well as the acceleration of vesting of stock awards related to the termination of certain employees related to the integration of Epocrates.
The year-over-year increase in cash used in operating assets and liabilities is driven by the change in deferred rent which decreased $3.2 million due the removal of all deferred rent associated with our corporate headquarters in Watertown, Massachusetts as of the acquisition date. This amount was recognized as a gain on lease termination in general and administrative expenses. Taking out the impact of the acquisition of Epocrates, athenahealth’s accounts receivable increased by $6.6 million from December 31, 2012 to June 30, 2013. The increase can be attributed to the overall increase in revenue and the timing of current billings and subsequent payment of those billings as of June 30, 2013, as compared to the same period and timing as of December 31, 2012. The year-over-year increase in prepaid and other current assets of $5.8 million relates to a prior year tax benefit of $5.7 million impacting our income tax receivable position at June 30, 2013.
Investing Cash Flow Activities
The cash used by investing activities increased $377.1 million to $382.2 million for the six months ended June 30, 2013, as compared to the cash used by investing activities of $5.1 million for the six months ended June 30, 2012. Cash flows used in investing activities consist primarily of cash paid for the acquisitions of Epocrates of $242.8 million, net of cash acquired, and our corporate headquarters of $167.3 million. The cash used in investing activities also includes increases of purchases of property and equipment, capitalized software development costs, of $8.0 million and was offset by an increase of $9.9 million in proceeds from sales and maturities of investments. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. Our investment in software development consists of company-managed design, development, and testing of new application functionality. Our capitalized software development costs increased by $7.1 million for the period ended June 30, 2013, compared to the period ended June 30, 2012, primarily related to the new automation activities related to the new athenaCoordinator service offering as well as our athenaClinicals service offering.
The net change in proceeds and purchases of our available for sale investments is based upon the changes in maturity of our investments in securities. We decreased the amount of available for sale investments in 2013, in anticipation of the acquisitions of Epocrates and the Arsenal on the Charles property.
Financing Cash Flow Activities
The cash provided by financing activities was $241.2 million for the six months ended June 30, 2013, compared to cash provided by financing activities of $12.1 million for the six months ended June 30, 2012. The change is primarily attributable to the $50 million in proceeds from our line of credit and $200 million in proceeds from our term loan which we utilized in our acquisitions of Epocrates and our corporate headquarters offset by payments on our term loan of $3.8 million and deferred financing fees of $1.6 million. Also contributing to the change was a $1.3 million increase in the cash received from the exercise of stock options during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. These increases were offset by an increase of $6.2 million related to the cash paid to settle tax obligations through the net settlement option that our employees can elect when restricted stock units vest in the six month period ended June 30, 2013. We began issuing restricted stock units in 2010 and have since experienced an increase in the proportionate number of restricted stock units granted compared to options granted. We expect that the cash paid to settle tax obligations will increase in the near future as these issued restricted stock units begin to vest.

Contractual Obligations
We have contractual obligations under our operating leases for properties. The following table summarizes our long-term contractual obligations and commitments as of June 30, 2013:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 years	Other
Long-term debt (1)	$196,250	$15,000	$30,000	$30,000	$121,250	$—
Operating lease obligations	41,719	5,577	7,766	6,807	21,569	—
Other	1,761	—	—	—	—	1,761
Total	$239,730	$20,577	$37,766	$36,807	$142,819	$1,761
(1) We have cash interest requirements due on the Senior Credit Facility payable at variable rates which are not included in the above table.
The commitments under our operating leases shown above consist primarily of lease payments for our Atlanta, Georgia, offices; our Alpharetta, Georgia, offices; our Birmingham, Alabama, offices; our Austin, Texas, offices; our San Mateo, California, offices; our Ewing, New Jersey, offices; our Durham, North Carolina, offices; and our Chennai, India, offices.
“Other” consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of June 30, 2013, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of June 30, 2013 and 2012, and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three and six months ended June 30, 2013, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
Interest Rate Risk. We had $246.3 million of outstanding borrowings on our variable rate term loan facility and our revolving credit facility (“Senior Credit Facility”) at June 30, 2013. The Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of June 30, 2013, would result in a change in interest expense of approximately $2.5 million annually.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2013, (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Other than the change noted above, there have been no changes in our internal control over financial reporting for the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2013.
RISKS RELATED TO OUR BUSINESS - GENERAL
We operate in a highly competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.*
The provision by third parties of revenue cycle services to medical practices has historically been dominated by small service providers who offer highly individualized services and a high degree of specialized knowledge applicable in many cases to a limited medical specialty, a limited set of payers, or a limited geographical area. We anticipate that the software, statistical, and database tools that are available to such service providers will continue to become more sophisticated and effective and that demand for our services could be adversely affected.
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
If we are unable to retain existing members of our Epocrates network and attract new members, especially physician members with desired characteristics for our interactive services who actively participate in those services, our revenue will decline, the anticipated benefits of our Epocrates acquisition may not be realized, and our business will suffer.*
Most of the members of our Epocrates network use only our free drug reference product and may stop using the products at any time without loss. Members who subscribe to our premium drug and clinical reference products usually do so for a term of one year and have no obligation to renew their subscriptions when such subscriptions expire. Under certain circumstances, our members may cancel their subscriptions prior to expiration. Factors that may affect the retention rate of our existing members and the rate at which we attract new members for our drug and clinical reference tools include:

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
Changes in the health care industry could affect the demand for our services, cause our existing contracts to terminate, and negatively impact the process of negotiating future contracts.*
As the health care industry evolves, changes in our member, client, and vendor bases may reduce the demand for our services, result in the termination of existing contracts, and make it more difficult to negotiate new contracts on terms that are acceptable to us. For example, the current trend toward consolidation of health care providers within hospital systems may cause our existing practice client contracts to terminate as independent practices are merged into hospital systems. Such larger health care organizations may also have their own practice management services and health IT systems, reducing demand for our services. Similarly, client and vendor consolidation results in fewer, larger entities with increased bargaining power and the ability to demand terms that are unfavorable to us. If these trends continue, we cannot assure you that we will be able to continue to maintain or expand our client base, negotiate contracts with acceptable terms, or maintain our current pricing structure, and our revenues may decrease.
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

If we do not continue to innovate and provide services that are useful to clients and users, we may not remain competitive, and our revenues and operating results could suffer.*
Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated client and user requirements, and sustain market acceptance. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients or users. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new high-quality services that clients and users will want, while offering these services at competitive prices. For example, our mobile clinical information services are not compatible with all mobile platforms. If a mobile platform that is incompatible with our services achieves widespread use and acceptance in the medical community, or if Internet resources or other non-mobile device resources become more attractive than what is offered for mobile platforms, we may be unable to retain or attract members to our products or services.
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
We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.*
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of copyright, patent, trademark, trade secret, and unfair competition laws, as well as license agreements and other contractual provisions, to protect these rights.
Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have eight issued U.S. patents and a number of U.S. and foreign patent applications pending as of June 30, 2013, the scope of issued patents may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future.
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
Current and future litigation against us could be costly and time-consuming to defend and could result in additional liabilities.*
We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients of our physician clients, or stockholders. For example, we have purchased the property on which our corporate headquarters are located. This property is a former Superfund site, and our ownership of it, or any of our other properties, could expose us to liability under applicable environmental laws, as well as to liability as a landlord or as owner of property that may be used by members of the public. Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.
RISKS RELATED TO OUR BUSINESS - OPERATIONS
We depend upon two third-party service providers for important processing functions. If either of these third-party providers does not fulfill its contractual obligations or chooses to discontinue its services, our business and operations could be disrupted and our operating results would be harmed.
We have entered into service agreements with International Business Machines Corporation and Dell Marketing L.P. to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. Among other things, these providers process critical claims data and clinical documents. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed. Failure of either service provider to perform satisfactorily could result in client dissatisfaction, disrupt our operations, and adversely affect operating results. With respect to these service providers, we have significantly less control over the systems and processes involved than if we maintained and operated them ourselves, which increases our risk. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources, and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients, and reduction of our revenue or operating margin.
Various risks could affect our worldwide operations, exposing us to significant costs.*
We conduct operations in the United States, India, and the Philippines, either directly or through our service providers. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, terrorism, labor issues, natural disasters, unfavorable intellectual property protection, and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our services or meet our contractual obligations, the cost of our services, practice client and user satisfaction, our ability to attract or maintain practice clients, and, ultimately, our profits.
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
Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.*
To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, Epocrates has experienced high turnover in recent years, and we cannot assure you that we will be able to fill all open positions on a timely basis, or at all, on acceptable terms or that the limited exposure to Epocrates’ business of those hired will not hinder our ability to manage and grow that business effectively, regardless of the extent of their past professional experience. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, operating results, and financial condition.
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
Through June 30, 2013, athenahealth incurred transaction costs in connection with the Epocrates acquisition of approximately $3.2 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. If the total costs of the integration exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.
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
If the revenue of our practice clients decreases, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.*
Under most of our practice client contracts, we base our charges on a percentage of the revenue that the client realizes while using our services. Many factors may lead to decreases in client revenue, including:

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
As a result of the variable sales and implementation cycles for our athenahealth services, and the uncertainty as to the timing of the fulfillment of our Epocrates services, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.*
The sales cycle for our athenahealth services can be variable, typically ranging from three to five months from initial contact to contract execution, although this period can be substantially longer. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation, although some of our new-client set-up projects-especially those for larger practice clients-are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over an expected attribution period of the longer of the estimated expected customer life, currently twelve years, or the contract term.

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
Because we recognize revenue from our drug and clinical reference tool subscriptions and certain of our interactive services over the term or at the end of the service period, a significant downturn in our business may not be reflected immediately in our operating results, which may make it more difficult to evaluate our prospects.*
We recognize revenue from our Epocrates subscription agreements monthly over the terms of these agreements, which are typically one year. In most cases, we recognize revenue from our interactive services over the terms of these agreements or upon delivery of each service element. As a result, a significant portion of the revenue we report in each quarter is generated from subscription and service agreements entered into during prior periods. Consequently, a decline in new or renewed subscriptions or service agreements in any one quarter may not materially affect our financial performance in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our costs, many of which are fixed, in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our services may not be reflected in our short-term results of operations, which would make our reported results less indicative of our future prospects.
If we fail to meet our current credit agreement’s financial covenants, our business and financial condition could be adversely affected.*
We currently have a credit agreement which contains financial covenants, including maintaining a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a consolidated senior leverage ratio. As of June 30, 2013, we borrowed $250 million under the agreement and were in compliance with its financial covenants. There is no assurance that we will continue to be in compliance with all of the covenants under the agreement, and, if at any point we fail to comply with the financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the agreement. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes and adversely affecting our business.
RISKS RELATED TO OUR SERVICE OFFERINGS
Our proprietary software or our services may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.*
Proprietary software development is time-consuming, expensive, and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our applications from operating properly. If our systems do not function reliably or fail to achieve user or client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us, and members could choose to terminate their use of our services. This could damage our reputation and impair our ability to attract or maintain clients and members.
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
We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with users or clients, adversely affecting our brand and our business.*
In addition to the services we provide from our offices, we currently serve our practice clients from three third-party data-hosting facilities located in the greater Boston, Massachusetts, and Dallas-Fort Worth, Texas, areas. These facilities are operated by Colospace Inc. and two subsidiaries of Digital Realty Trust, Inc. In addition, in December 2009 we signed a contract with a major provider of disaster recovery services, SunGard Availability Services, LP, to store our disaster recovery plans and provide disaster recovery testing services. In the case of a significant event at any of these data centers, we could move operations from that data center to our other data centers within a reasonable timeframe. For Epocrates, in addition to our operations at our facility in San Mateo, California, we use a co-location service administered by AT&T, Inc. in Redwood City, California.
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
If our services fail to provide accurate and timely information, or if our content or any other element of any of our services is associated with faulty clinical decisions or treatment, we could have liability to clients, members, clinicians, or patients, which could adversely affect our results of operations.*
Our software, content, and services are used to assist clinical decision-making and provide information about patient medical histories, treatment plans, medical conditions, and the use of particular medications. If our software, content, or services fail to provide accurate and timely information or are associated with faulty clinical decisions or treatment, then clients, members, clinicians, or their patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our services to decline.
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
RISKS RELATED TO REGULATION
Government regulation of health care creates risks and challenges with respect to our compliance efforts and our business strategies.*
The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the health care industry could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations. Many health care laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing health care laws and regulations, when enacted, did not anticipate the health care information and interactive services that we provide, and these laws and regulations may be applied to our services in ways that we do not anticipate, particularly as we develop and release new and more sophisticated products and services. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from health care regulation are described below:
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
Due to the particular nature of certain services we provide or the manner in which we provide them, we may be subject to government regulation unrelated to health care.*
While our services are primarily subject to government regulations pertaining to health care, certain aspects of those services may require us to comply with regulatory schemes from other areas. Examples of such regulatory schema include:
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
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of June 30, 2013, we had approximately 36.8 million shares of common stock outstanding. Moreover, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.
We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan, and we have assumed the 1999 Stock Option Plan, 2008 Equity Incentive Plan, and 2010 Equity Incentive Plan of Epocrates, under which all issuable common stock has been registered. As of June 30, 2013, we had outstanding options to purchase approximately 2.7 million shares of common stock (approximately 1.8 million of which were exercisable at June 30, 2013) that, if exercised, would result in those shares becoming available for sale in the public market. As of June 30, 2013, we had outstanding restricted stock units totaling approximately 1.2 million that, if vested, would result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
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
10.1
Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the other lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and TD Securities (USA) LLC as Joint Lead Arrangers and Joint Book Managers, dated May 10, 2013, and exhibits and schedules thereunder

†10.2	2007 Stock Option and Incentive Plan of the Registrant, as amended
10.3	Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated June 24, 2013
#10.4	Amended and Restated Master Agreement by and between the Registrant and Dell Marketing L.P., dated February 1, 2013
31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
101**	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on July 19, 2013, formatted in XBRL, as follows:
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
Date: July 19, 2013