Form 10-Q
period 2013-09-30
ATHENAHEALTH INC
filed 2013-10-18
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At October 16, 2013, the registrant had 37,167,863 shares of common stock, par value $0.01 per share, outstanding.

i

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per-share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$62,274	$154,988
Short-term investments	—	38,092
Accounts receivable - net	97,417	61,916
Current portion of restricted cash	—	1,357
Deferred tax assets - net	2,134	6,907
Prepaid expenses and other current assets	18,824	10,924
Total current assets	180,649	274,184
Property and equipment - net	203,638	54,035
Capitalized software costs - net	26,912	16,050
Purchased intangible assets - net	174,165	21,561
Goodwill	196,183	48,090
Deferred tax assets - net	—	11,759
Investments and other assets	6,670	2,773
Total assets	$788,217	$428,452
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$50,000	$—
Current portion of long-term debt	15,000	—
Accounts payable	11,302	1,733
Accrued compensation	40,364	36,393
Accrued expenses	25,134	19,683
Current portion of deferred revenue	33,623	8,209
Current portion of deferred rent	100	799
Total current liabilities	175,523	66,817
Deferred rent, net of current portion	1,294	2,854
Long-term debt, net of current portion	177,500	—
Deferred revenue, net of current portion	52,631	45,515
Long-term deferred tax liability - net	17,729	—
Other long-term liabilities	5,181	1,618
Total liabilities	429,858	116,804
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 38,422 shares issued and 37,144 shares outstanding at September 30, 2013; 37,572 shares issued and 36,294 shares outstanding at December 31, 2012	385	376
Additional paid-in capital	360,869	303,547
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(150)	(81)
Retained (accumulated deficit) earnings	(1,545)	9,006
Total stockholders’ equity	358,359	311,648
Total liabilities and stockholders’ equity	$788,217	$428,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Business services	$141,326	$102,256	$400,708	$295,915
Implementation and other	10,201	3,630	22,716	10,052
Total revenue	151,527	105,886	423,424	305,967
Expense:
Direct operating	63,245	41,866	175,820	121,678
Selling and marketing	37,584	25,603	111,541	76,720
Research and development	15,104	8,746	41,317	24,529
General and administrative	21,690	11,913	77,437	42,073
Depreciation and amortization	11,263	6,683	30,711	17,964
Total expense	148,886	94,811	436,826	282,964
Operating income (loss)	2,641	11,075	(13,402)	23,003
Other (expense) income:
Interest expense	(1,421)	(88)	(2,586)	(264)
Other income	30	176	147	498
Total other (expense) income	(1,391)	88	(2,439)	234
Income (loss) before income tax (provision) benefit	1,250	11,163	(15,841)	23,237
Income tax (provision) benefit	(80)	(4,953)	5,290	(10,445)
Net income (loss)	$1,170	$6,210	$(10,551)	$12,792
Net income (loss) per share – Basic	$0.03	$0.17	$(0.29)	$0.36
Net income (loss) per share – Diluted	$0.03	$0.17	$(0.29)	$0.35
Weighted average shares used in computing net income (loss) per share:
Basic	36,970	35,832	36,722	35,847
Diluted	38,343	37,212	36,722	37,038
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,170	$6,210	$(10,551)	$12,792
Other comprehensive income (loss):
Unrealized gain on securities, net of tax of $0 and $10 for the three and nine months ended September 30, 2013 and 2012, respectively	—	9	20	47
Unrealized loss on change in fair value of interest rate swap, net of tax of $156 and $0 for the three and nine months ended September 30, 2013 and 2012, respectively	(234)	—	(234)	—
Foreign currency translation adjustment	292	79	147	58
Total other comprehensive income (loss)	58	88	(67)	105
Comprehensive income (loss)	$1,228	$6,298	$(10,618)	$12,897
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,551)	$12,792
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,674	20,341
Amortization of premium on investments	84	1,011
Provision for uncollectible accounts	771	188
Excess tax benefit from stock-based awards	—	(11,310)
Deferred income tax	(5,395)	(1,263)
Change in fair value of contingent considerations	76	(4,785)
Stock-based compensation expense	33,725	20,518
Other reconciling adjustments	232	(142)
Changes in operating assets and liabilities:
Accounts receivable	(13,128)	(4,462)
Prepaid expenses and other current assets	(4,322)	4,774
Other long-term assets	600	206
Accounts payable	7,401	1,625
Accrued expenses	1,004	1,639
Accrued compensation	1,949	3,373
Deferred revenue	2,342	2,364
Deferred rent	(2,259)	(689)
Net cash provided by operating activities	56,203	46,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(21,320)	(10,658)
Purchases of property and equipment	(21,405)	(19,126)
Proceeds from sales and maturities of investments	56,245	72,434
Purchases of investments	(2,000)	(62,689)
Payments on acquisitions, net of cash acquired	(410,161)	—
Decrease in restricted cash	1,357	4,151
Other investing activities	—	172
Net cash used in investing activities	(397,284)	(15,716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	25,139	17,969
Taxes paid related to net share settlement of restricted stock units	(11,093)	(3,686)
Excess tax benefit from stock-based awards	—	11,310
Payment of contingent consideration accrued at acquisition date	(525)	(1,550)
Debt issuance costs	(1,699)	—
Net settlement of acquired company’s board of directors equity shares	(5,806)	—
Proceeds from long-term debt	200,000	—
Proceeds from line of credit	155,000	—
Payments on line of credit	(105,000)	—
Payments on long-term debt	(7,500)	—
Net cash provided by financing activities	248,516	24,043
Effects of exchange rate changes on cash and cash equivalents	(149)	26
Net (decrease) increase in cash and cash equivalents	(92,714)	54,533
Cash and cash equivalents at beginning of period	154,988	57,781
Cash and cash equivalents at end of period	$62,274	$112,314
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$1,196	$2,908
Tax benefit recorded in prepaid expenses and other current assets	$—	$11,247
Fair value of equity awards assumed	$13,028	$—
Additional disclosures
Cash received for interest	$451	$1,360
Cash paid for interest	$1,990	$—
Cash paid for taxes	$1,273	$3,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (“athenahealth” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2013, and the results of operations and cash flows for the nine month period ended September 30, 2013 and 2012. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013.
Segment Reporting – We disclose information about our operating segments based on the way that management organizes the segments within athenahealth for making operating decisions and assessing financial performance. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision-maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and assessing performance. We are in the process of analyzing the information that will be prepared and presented to the CODM due to the acquisitions of Epocrates, Inc. (“Epocrates”) and the Arsenal on the Charles during the nine months ended September 30, 2013 (see Note 2 Acquisitions). We anticipate that we will have at least two operating segments – athenahealth and Epocrates. Historically, we have operated in one segment.
Interim Tax Estimate – Due to the fact that we are projecting a nominal pre-tax income (loss) for the year and have significant permanent differences, we cannot reasonably predict our estimated effective tax rate for the year; therefore, we have used a discrete tax approach in calculating the year-to-date provision for the period ended September 30, 2013.
Related Party Transaction – During the three months ended September 30, 2013, we made an investment in a vendor. The total expense for the three month period ended September 30, 2013, was $0.4 million and the total amount payable at September 30, 2013 was $0.1 million.
2. ACQUISITIONS
Watertown, MA Corporate Headquarters – the Arsenal on the Charles
On May 10, 2013, athenahealth, through its wholly-owned subsidiary Athena Arsenal, LLC, completed the acquisition of the real estate commonly known as the Arsenal on the Charles, located in Watertown, Massachusetts. The Arsenal on the Charles is an expansive 29-acre, multi-building, commercial property where we were leasing space for our headquarters and related operating activities prior to the transaction. The purpose of this acquisition is to allow for future expansion of the corporate headquarters to accommodate anticipated headcount growth. The purchase price was $168.5 million, subject to working capital adjustments. The fair value of the consideration paid was $167.3 million, all of which was paid in cash.

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
The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as the value of the purchased tangible and intangible assets and certain working capital adjustments to the purchase price may be subject to change as additional information is received about facts and circumstances that existed at the date of acquisition. Thus, the provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the fair value of the preliminary components of the identifiable intangible assets acquired by asset class:

Above market leases	$3,298
In-place leases	22,247
Total intangible assets subject to amortization	$25,545

The value of any in-place lease is estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners of vacancy/leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term was estimated. These costs consist of: (i) rent lost during downtime (e.g., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (e.g., free rent), (iv) leasing commissions, and (v) tenant improvement allowances. We determine these values using our own estimates along with third-party appraisals. We amortize the capitalized value of in-place lease intangible assets to expense over the remaining initial term of each lease. We amortize the capitalized value of above market leases to expense over the initial and expected renewal terms of the leases. No amortization period for intangible assets will exceed the remaining depreciable life of the building.
The amounts of third-party tenant revenue (included in the line item "Implementation and other") and net loss from the Arsenal on the Charles included in our condensed consolidated statements of income from the acquisition date of May 10, 2013, through the period ended September 30, 2013, are $6.1 million and $0.2 million, respectively. Direct operating expense from the acquisition date of May 10, 2013, through the period ended September 30, 2013, includes $5.9 million of costs associated with third-party tenant revenue for the Arsenal on the Charles.
We incurred transaction costs in connection with the acquisition of $2.4 million during the nine months ended September 30, 2013, respectively, and $3.1 million in total. These costs are included in general and administrative expenses.
Epocrates, Inc.
On March 12, 2013, we acquired Epocrates, a leading provider of essential clinical content, practice tools, and health industry engagement via mobile devices at the point of care. We acquired Epocrates for the assembled workforce, expected synergies, and accelerated awareness of athenahealth’s services across the physician market and to deliver high-value information to the clinical community. The acquisition date fair value of the consideration transferred for Epocrates, less cash and short-term investments acquired was approximately $237.6 million, which consisted of the following:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

Cash payments	$294,632
Fair value of vested stock options and restricted stock units assumed	13,028
Fair value of total consideration	307,660
Less cash acquired	(51,796)
Less short-term investments acquired	(18,250)
Total	$237,614
The value of the share consideration for Epocrates’ common stock was based on the average closing sales prices per share of athenahealth common stock for the ten trading days ending on the second trading day prior to the closing of the acquisition. The fair value of the stock options and restricted stock units assumed by us was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.1239 was applied to convert Epocrates stock options and restricted stock units to athenahealth stock options and restricted stock units.
We assumed stock options and restricted stock units with a fair value of $22.6 million. Of the total consideration, $13.0 million was allocated to the purchase consideration and $9.6 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis over the remaining service period. In the nine months ended September 30, 2013, stock-based compensation expense recognized for stock options and restricted stock units assumed was $7.6 million.
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
$237,614
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as accounts receivable, purchased intangible assets, current and non-current income taxes payable, deferred taxes, deferred revenue and uncertain tax benefits may be subject to change as additional information is received about facts and circumstances that existed at the date of acquisition and certain tax returns are finalized. Thus, the provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

The following table sets forth the preliminary components of the identifiable intangible assets acquired by asset class and their preliminary estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
Physician network	$104,500	14 years
Drug information content	10,000	5 years
Trade name	11,500	10 years
Customer backlog	2,900	1.5 years
Epocrates non-compete agreement	4,500	1.5 years
Developed technology	6,500	3 years
Total intangible assets subject to amortization	$139,900
We anticipate that we will allocate the acquired physician network among our operating segments once determined. The Epocrates segment will represent the fair values of the underlying relationships and agreements with Epocrates customers. The physician network related to the athenahealth segment will represent the fair values of the savings associated with future marketing spend for the athenahealth segment services to the acquired physician network. Drug information content represents the fair value of the cost to replace the drug information and interaction content used by the physician’s network. The trade name represents the fair value of the brand and name recognition associated with the marketing of Epocrates’ service offerings. Customer backlog represents the estimated fair value of existing contractual backlog orders as of the acquisition date. Epocrates non-compete agreement represents the estimated fair value of the contract between athenahealth and a former member of Epocrates management. Developed technology represents the estimated fair value of Epocrates’ mobile device platform. All of the purchased intangible assets related to the Epocrates transaction have finite lives. For those purchased intangible assets where an income approach was used, we considered the projected undiscounted cash flows as the best indication of the pattern of economic benefit expected from each asset.
The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Epocrates’ mobile device platform with the athenahealth service offerings. We anticipate goodwill will be allocated among our reporting units and operating segments once determined. The goodwill balance is not deductible for U.S. income tax purposes.
The amounts of revenue and net loss of Epocrates included in our condensed consolidated statements of income from the acquisition date of March 12, 2013, through the period ended September 30, 2013, are $33.5 million and $17.6 million, respectively. The net loss includes $7.6 million in stock-based compensation expense primarily related to the acceleration of certain individuals’ stock awards upon termination.
We incurred transaction costs in connection with the acquisition of $0.0 million and $2.7 million during the three and nine months ended September 30, 2013, respectively, and $3.2 million in total. These costs are included in general and administrative expenses.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

As part of the integration of Epocrates, we communicated to certain employees severance and retention bonuses which total $4.2 million to be paid through the end of 2013. The following table summarizes these amounts on the condensed consolidated statements of income for the nine months ended September 30, 2013:

Summary of roll forward of integration costs

Beginning balance, January 1, 2013	$—
Addition to provision	2,209
Cash payments	(195)
Ending balance, March 31, 2013	$2,014
Addition to provision	979
Change in estimate	(129)
Cash payments	(1,122)
Ending balance, June 30, 2013	$1,742
Addition to provision	526
Change in estimate	(72)
Cash payments	(692)
Ending balance, September 30, 2013	$1,504
Pro Forma Presentation
The following pro forma financial information summarizes the combined results of operations for athenahealth as though the acquisitions of Epocrates and the Arsenal on the Charles occurred on January 1, 2012. The unaudited pro forma financial information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$151,527	$132,833	$443,196	$390,673
Net income (loss)	$1,170	$982	$(14,953)	$(9,101)
Net income (loss) per share – Basic	$0.03	$0.03	$(0.41)	$(0.25)
Net income (loss) per share – Diluted	$0.03	$0.03	$(0.41)	$(0.24)
The pro forma financial information for all periods presented has been calculated after adjusting the results of Epocrates and the Arsenal on the Charles to reflect the business combination accounting effects resulting from these acquisitions including the amortization expenses from acquired intangible assets, the deprecation expenses from acquired tangible assets, the stock-based compensation expense for unvested stock options and restricted stock units assumed and the related tax effects as though the acquisition occurred as of January 1, 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our 2012 fiscal year.

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
The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,170	$6,210	$(10,551)	$12,792
Weighted average shares used in computing basic net income (loss) per share	36,970	35,832	36,722	35,847
Net income (loss) per share – Basic	$0.03	$0.17	$(0.29)	$0.36
Net income (loss)	$1,170	$6,210	$(10,551)	$12,792
Weighted average shares used in computing basic net income (loss) per share	36,970	35,832	36,722	35,847
Effect of dilutive securities	1,373	1,380	—	1,191
Weighted average shares used in computing diluted net income (loss) per share	38,343	37,212	36,722	37,038
Net income (loss) per share – Diluted	$0.03	$0.17	$(0.29)	$0.35
The computation of diluted net income per share does not include 0.3 million of stock options and restricted stock units for the three months ended September 30, 2013, because their inclusion would have an anti-dilutive effect on net income per share. The computation of diluted net income per share does not include 0.4 million and 0.4 million of stock options and restricted stock units for the three and nine months ended September 30, 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share. For the nine months ended September 30, 2013, there were 3.5 million stock options and restricted stock units excluded from the calculation of the diluted net income (loss) per share, since to include them would be anti-dilutive.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2013, and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Included in cash and cash equivalents as of September 30, 2013 and December 31, 2012, are money market fund investments of less than $0.1 million and $59.4 million, respectively, which are reported at fair value. As of September 30, 2013, we had $192.5 million outstanding on its term loan facility and $50 million outstanding on its revolving credit facility (see Note 6. Debt) which approximate their fair values due to their variable rate nature at current market rates. As of December 31, 2012, we had no outstanding debt.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in active markets for similar assets or liabilities. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

	Fair Value Measurements At September 30, 2013, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$37	$—	$—	$37
Total assets	$37	$—	$—	$37
Interest rate swap liability	$—	$(390)	$—	$(390)
Total liabilities	$—	$(390)	$—	$(390)

	Fair Value Measurements as of December 31, 2012, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$89,480	$—	$—	$89,480
Available-for-sale investments:
Commercial paper	—	11,748	—	11,748
Corporate bonds	—	20,334	—	20,334
Certificate of deposit	—	6,010	—	6,010
Total assets	$89,480	$38,092	$—	$127,572
Accrued contingent consideration	$—	$—	$(448)	$(448)
Total liabilities	$—	$—	$(448)	$(448)
Money market funds, certificates of deposit, corporate bonds and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any periods presented. The estimated fair value of our interest rate swap agreement with certain financial institutions at September 30, 2013, was $0.4 million, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). There was no interest rate swap agreement at December 31, 2012.
Contingent consideration is recorded at fair value as an element of consideration paid with subsequent adjustments recognized in the consolidated statement of income. At the acquisition date and through the end of the measurement period, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The contingent consideration related to our acquisition of Proxsys in 2011 ranged from zero to $5.0 million and was payable in quarterly installments based upon the cross-selling of our athenaCollector services into Proxsys’ new and acquired customer and physician sender base, from the acquisition date to the second year anniversary of the acquisition in the third quarter of 2013. As of December 31, 2012, we had a probability adjusted level of 60% for the base case and 20% for the upside and downside scenarios. We estimated the fair value of the contingent consideration at December 31, 2012, to be $0.4 million, primarily related to how much had been earned and the amount of time left to earn the additional consideration. We accrued an additional general and administrative expense of $0.1 million during the three and nine months ended September 30, 2013, for the final payment based on the final cross-selling results. We paid $0.5 million related to the second contingent consideration during September 2013. As of September 30, 2013, there are no contingent consideration arrangements owed or outstanding.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

The reconciliations for the fair values of financial instruments determined by Level 3 inputs for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$448	$6,259	$448	$8,176
Payments	(524)	(1,843)	(524)	(2,650)
Change in fair value (included in general and administrative expenses)	76	(3,675)	76	(4,785)
Balance, end of period	$—	$741	$—	$741

5. PROPERTY AND EQUIPMENT
The fair values of the property and equipment acquired as part of the purchase of the Arsenal on the Charles are allocated to buildings, land, and land improvements in the amounts of $121.3 million, $21.0 million, and $1.8 million, respectively.
Property and equipment consist of the following as of:

	September 30, 2013	December 31, 2012
Equipment	$74,358	$56,078
Furniture and fixtures	7,709	5,297
Leasehold improvements	2,756	15,518
Airplane	3,156	3,156
Building	136,181	14,644
Building improvements	18,281	3,500
Land	23,059	2,035
Land improvements	2,735	915
Total property and equipment, at cost	268,235	101,143
Accumulated depreciation and amortization	(68,156)	(49,902)
Construction in progress	3,559	2,794
Property and equipment, net	$203,638	$54,035
Depreciation expense on property and equipment was $6.6 million and $4.5 million for the three months ended September 30, 2013, and 2012, respectively. Depreciation expense on property and equipment was $18.3 million and $12.2 million for the nine months ended September 30, 2013, and 2012, respectively.
6. DEBT
2011 Line of Credit – On October 20, 2011, we entered into a $100.0 million revolving credit agreement (“Revolving Credit Agreement”) with a term of five years. The Revolving Credit Agreement contains certain covenants, including consolidated leverage and minimum fixed charge coverage ratios. The interest rates applicable to revolving loans under the Revolving Credit Agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio.
2013 Commitment Letter – On January 7, 2013, we entered into a commitment letter, pursuant to which Bank of America, N.A. committed to increase its commitment to provide revolving loans under the Revolving Credit Agreement by an amount up to $55 million as a source of funding for the Epocrates transaction (see Note 2 Acquisitions). We were required to pay financing fees of $0.3 million for this commitment.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

On March 11, 2013, we borrowed $155.0 million under the Revolving Credit Agreement as a source of funding for the Epocrates transaction. We repaid $50.0 million of the $155.0 million as of March 31, 2013. All amounts outstanding under the Revolving Credit Agreement were repaid on May 10, 2013, as discussed below.
2013 Credit Agreement – On May 10, 2013, we entered into a $325 million senior credit facility consisting of a $200 million unsecured term loan facility and a $125 million unsecured revolving credit facility (the “Senior Credit Facility”). We may increase the Senior Credit Facility up to an additional $100 million, subject to certain conditions including obtaining lender commitments. The terms and conditions of the Senior Credit Facility are customary to facilities of this nature. The Senior Credit Facility expires on May 10, 2018, although we may prepay the Senior Credit Facility in whole or in part at any time without premium or penalty, and the unutilized portion of the commitments may be irrevocably reduced or terminated by us in whole or in part without penalty or premium. The Senior Credit Facility contains customary default provisions and certain financial and nonfinancial covenants including limitations on our consolidated leverage ratio and capital expenditures.
On May 10, 2013, we borrowed $200 million under the unsecured term loan facility and $50 million under the unsecured revolving credit facility of the Senior Credit Facility to refinance existing indebtedness described above, to finance the Arsenal on the Charles acquisition as described in Note 2. Acquisitions, and for working capital and other general corporate purposes. The unsecured term loan facility was payable quarterly starting June 30, 2013, in the amount of $3.75 million each quarter. As of September 30, 2013, we had $192.5 million outstanding on the unsecured term loan facility and $50.0 million outstanding on the unsecured revolving credit facility. As of September 30, 2013, we had $75 million available on the unsecured revolving credit facility.
Any loan under the Senior Credit Facility will bear interest at the same rates as in the Revolving Credit Agreement. The interest rate for the Senior Credit Facility as of September 30, 2013 was 1.93%.
We were required to pay financing fees of $1.3 million for the Senior Credit Facility, which are being amortized as interest expense in the condensed consolidated statements of income over the five-year term of the agreement.
Future principle payments of the unsecured term loan facility at September 30, 2013 are as follows:

Amount
Remaining 2013	$3,750
2014	15,000
2015	15,000
2016	15,000
2017	15,000
Thereafter	128,750
Total	192,500
Less current portion	15,000
Long-term portion	$177,500
During the quarter ended September 30, 2013, we entered into an interest rate swap agreement designed to fix the variable interest rate payable on $120 million of our outstanding borrowings under the Senior Credit Facility at 0.8396% exclusive of the credit spread under the Senior Credit Facility.
The interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We recognize all derivatives on our balance sheet at fair value. We have designated our interest rate swap agreement as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income (loss) (“OCI”) until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported by us in interest expense. There was no ineffectiveness associated with the interest rate swap during the quarter ended September 30, 2013, nor was any amount excluded from ineffectiveness testing.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

The fair value of the interest rate swap recognized in other long-term liabilities and in OCI is as follows (in thousands):

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	September 30, 2013	December 31, 2012
August 31, 2013	120,000	0.8396%	August 31, 2016	$(390)	$—

7. COMMITMENTS AND CONTINGENCIES
On January 11, 2013, a complaint captioned Bushansky v. Epocrates, Inc., et al., Case No. 519078, was filed in San Mateo County Superior Court (the “Court”) on behalf of a putative class of Epocrates’ shareholders against Epocrates and each member of the Epocrates board of directors. This complaint challenged the proposed merger between Epocrates and one of our wholly owned subsidiaries. On January 25, 2013, a similar complaint was filed in the Court captioned DeJoice v. Epocrates, et al., Case No. 519461. This second complaint made similar allegations against Epocrates and each member of the Epocrates board of directors and included a claim against us for aiding and abetting a breach of fiduciary duty. On January 31, 2013, the Bushansky complaint was amended to include additional allegations. Plaintiffs allege, among other things, that the Epocrates directors breached their fiduciary duties by allegedly agreeing to sell Epocrates at an unfair and inadequate price, failing to take steps to maximize the sale price of Epocrates, and making material omissions to the preliminary proxy statement dated January 25, 2013. The complaints sought to enjoin the merger, other equitable relief, and monetary damages. On March 5, 2013, Epocrates and the plaintiffs signed a memorandum of understanding in which the parties agreed to enter into a stipulation of settlement whereby the plaintiffs and all class members would release all claims related to the merger in exchange for Epocrates filing a supplement to its definitive proxy statement regarding the merger with the SEC, which would include additional disclosures regarding the merger agreement, and an agreement to negotiate in good faith regarding the amount of attorneys’ fees and expenses for which plaintiffs may seek approval from the Court. On October 4, 2013, the Court granted final settlement approval including a grant of fees and expenses in the amount of $335,000 to plaintiffs’ counsel. The settlement has no material impact on the Company’s condensed consolidated financial statements.
In addition, we are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment discrimination claims and challenges to our intellectual property. We believe that we have adequate legal defenses and that the likelihood of a loss contingency relating to the ultimate dispositions of any of these disputes is remote. When the likelihood of a loss contingency becomes at least reasonably possible with respect to any of these disputes, or, as applicable in the future, if there is at least a reasonable possibility that a loss exceeding amounts already recognized may have been incurred, we will revise our disclosures in accordance with the relevant authoritative guidance.
Additionally, we will accrue liability for loss contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made.

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
The services provided through our single-instance cloud are currently packaged as five integrated components: athenaCollector for revenue cycle management, athenaClinicals for electronic health record management, athenaCommunicator for patient communication management, and athenaCoordinator for referral cycle management. The use of our single-instance platform allows all clients to benefit from the collective knowledge of all of our other clients through our patented billing Rules Engine and our clinical Quality Management Engine. Our clients use these rules engines to monitor and benchmark their performance with peer practices across the network. Complementing athenaCollector is our cloud-based analytics service, athenaClarity, which delivers actionable insight in both fee-for-service and risk-based payment environments.
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

For the nine months ended September 30, 2013, we generated revenue of $423.4 million from the sale of our services compared to $306.0 million for the nine months ended September 30, 2012. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure.
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
Recent Developments
Watertown, MA Corporate Headquarters – the Arsenal on the Charles
On May 10, 2013, we acquired the real estate commonly known as the Arsenal on the Charles, located in Watertown, Massachusetts. The Arsenal on the Charles is an expansive 29-acre, multi-building, commercial property where we were leasing our headquarters prior to the transaction. The purpose of this acquisition is to allow for future expansion of the corporate headquarters to accommodate anticipated headcount growth. The purchase price was $168.5 million, subject to working capital adjustments. The fair value of the consideration paid was $167.3 million, all of which was paid in cash. The acquisition of our Watertown, Massachusetts, corporate headquarters increased our total assets on the condensed consolidated balance sheet by approximately $170 million, primarily due to increases in property and equipment of $144.1 million and intangible assets of $25.5 million. Total liabilities increased by approximately $160 million due to increases in borrowings. See Note 2. Acquisitions in the notes to the condensed consolidated financial statements for detailed information related to the business combination accounting.
Massachusetts Incentive Tax Credits
During the three months ended June 30, 2013, the Commonwealth of Massachusetts awarded us approximately $9.5 million of Massachusetts investment tax credits over 10 years, subject to fulfillment of capital investment and jobs commitments by us. The agreement was signed during the three months ended September 30, 2013.
Epocrates, Inc.
On March 12, 2013, we acquired Epocrates, a leading provider of essential clinical content, practice tools, and health industry engagement via mobile devices at the point of care. The Epocrates member network consists of more than one million health care professionals, including approximately 50% of U.S. physicians, who routinely use its solutions and services. Epocrates’ portfolio includes top-ranked medical applications, such as the industry’s #1 medical application among U.S. physicians, which provides convenient, point-of-care access to information such as dosing, drug interactions, pricing, and insurance coverage for thousands of brand, generic, and over-the-counter drugs. The features available through its unique physician platform are often referenced multiple times per day and help health care professionals make more informed prescribing decisions, improve workflow, and enhance patient safety. Epocrates offers its products on major U.S. mobile platforms, including Apple, Android, and BlackBerry. Epocrates generates revenue by providing clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) with interactive services to engage with its network of members and through the sale of subscriptions to its premium drug and clinical reference tools to health care professionals. Its client base is located almost entirely within the U.S. We acquired Epocrates for the assembled workforce, expected synergies, and accelerated awareness of athenahealth’s services across the physician market and to deliver high-value information to the clinical community.
The acquisition of Epocrates increased our total assets on the condensed consolidated balance sheet by approximately $180 million, primarily due to increases in goodwill of $148 million, purchased intangible assets of $140 million and accounts receivable of $23 million, which were offset by a decrease in cash of $145 million. Total liabilities and stockholders’ equity increased $180 million, primarily due to increases in borrowings of $105 million, net long-term deferred tax liabilities of $40 million, deferred revenue of $30 million, and a $13 million increase in additional paid-in capital related to the equity portion of the fair value of consideration paid. See Note 2. Acquisitions in the notes to the condensed consolidated financial statements for detailed information related to the business combination accounting.

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
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition and business combinations related to purchased intangible assets and contingent consideration. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.
Financial Operations Overview
Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle management, electronic health record management, patient communication management, referral cycle management, analytics offerings, and from Epocrates; and from implementation and other services. Implementation and other revenue consists primarily of professional services fees related to assisting clients with the initial implementation of our services, for ongoing training and related support services, and for third-party tenant revenue. Business services accounted for 93% of our total revenues for the three months ended September 30, 2013 and 97% for the three months ended September 30, 2012. Business services accounted for 95% of our total revenues for the nine months ended September 30, 2013 and 97% for the nine months ended September 30, 2012. Business services revenue are typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other revenue are largely driven by the increase in the volume of our new business. As a result, we expect implementation and other revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2013 and 2012.
Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, other direct expenses, and stock-based compensation related to personnel who provide services to clients, including staff who implement new clients. We expense implementation costs as incurred. We include in direct operating expense all service costs associated with athenaCollector, athenaClinicals, athenaCommunicator, athenaCoordinator, athenaClarity, and Epocrates. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for a portion of amortization related to purchased intangible assets. Direct operating expense includes costs associated with third party tenant revenue for the Arsenal on the Charles.
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
Income Tax (Provision) Benefit. Income tax (provision) benefit consists of federal and state income taxes in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to transaction costs associated with stock acquisitions, any changes in the fair value of contingent consideration related to non-tax deductible goodwill, the treatment of Incentive Stock Options (“ISOs”), and the impact of certain tax deduction limits related to certain of our highly compensated officers. Transaction costs related to stock acquisitions are primarily non-tax deductible. The changes in the fair value of contingent consideration related to non-tax deductible goodwill and the treatment of disqualifying dispositions related to ISOs are also treated as discrete items which means they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. Also, we substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these options since we cannot anticipate when disqualifying dispositions related to these options will occur. We expect that our income tax provision for the 2013 fiscal year will be substantially lower than in prior years based on expected lower pretax income (loss).

Results of Operations
Revenue. Total revenue for the three and nine months ended September 30, 2013 is primarily due to an increase in business services revenue.
Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Business services	$141,326	$102,256	$39,070	38%	$400,708	$295,915	$104,793	35%
Implementation and other	10,201	3,630	6,571	181%	22,716	10,052	12,664	126%
Total	$151,527	$105,886	$45,641	43%	$423,424	$305,967	$117,457	38%
Business Services Revenue. The increase in business services revenue is primarily driven by the growth in the number of physicians and providers using our services, and includes revenue from Epocrates. The three and nine months ended September 30, 2013 includes $13.4 million and $33.5 million of total revenue, respectively, attributable to Epocrates business services revenue. The increases in the number of physicians and providers using our revenue cycle management service, athenaCollector; electronic health record management service, athenaClinicals; and patient communication management service, athenaCommunicator; are as follows:

		As of September 30,
		2013	2012	Change
		Number	Number	Number	Percent
athenaCollector	Physicians	33,764	27,013	6,751	25%
	Providers	47,195	38,145	9,050	24%
athenaClinicals	Physicians	11,401	7,340	4,061	55%
	Providers	15,483	10,062	5,421	54%
athenaCommunicator	Physicians	17,330	8,739	8,591	98%
	Providers	23,024	12,149	10,875	90%
Also contributing to the increase in business services revenue was the growth in related collections on behalf of these physicians and providers. The amount of collections processed are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in millions)
Collections processed	$2,975	$2,303	$672	29%	$8,378	$6,643	$1,735	26%
Implementation and Other Revenue. The increase in revenue from implementation and other revenue was driven by new client implementations, increased professional services for our larger client base, an increased volume of our new business, and third-party tenant revenue of $6.1 million associated with the Arsenal on the Charles property from the date of acquisition in May through September 30, 2013.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Direct operating	$63,245	$41,866	$21,379	51%	$175,820	$121,678	$54,142	44%

Direct Operating Expense. The increase in direct operating expense is primarily due to an increase in the number of claims that we process on behalf of our clients and the related expense of providing services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Total claims submitted	22.9	17.7	5.2	29%	65.3	53.0	12.3	23%
Also contributing to this increase was the direct operating employee-related costs, including stock-based compensation, which increased $6.7 million and $22.7 million for the three and nine months ended September 30, 2013, respectively, primarily due to a 37% increase in headcount from September 30, 2012. We increased headcount to meet the current and anticipated demand for our services as our customer base continues to expand and includes larger medical groups. Additionally, headcount at September 30, 2013, includes approximately 55 employees from our acquisition of Epocrates in March 2013.
Amortization related to purchased intangible assets allocated to direct operating expenses increased $2.9 million and $5.6 million for the three and nine months ended September 30, 2013, respectively, from the same period in the prior year due to our acquisitions of Epocrates during the three months ended March 31, 2013, and the Arsenal on the Charles during the three months ended June 30, 2013. Direct operating expense from the acquisition date of May 10, 2013, through the period ended September 30, 2013, includes $5.9 million of costs associated with third-party tenant revenue for the Arsenal on the Charles. No amounts of costs associated with third-party tenant revenue were included in direct operating expenses during the three and nine months ended September 31, 2012.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Selling and marketing	$37,584	$25,603	$11,981	47%	$111,541	$76,720	$34,821	45%
Research and development	15,104	8,746	6,358	73%	41,317	24,529	16,788	68%
General and administrative	21,690	11,913	9,777	82%	77,437	42,073	35,364	84%
Depreciation and amortization	11,263	6,683	4,580	69%	30,711	17,964	12,747	71%
Total	$85,641	$52,945	$32,696	62%	$261,006	$161,286	$99,720	62%
Selling and Marketing Expense. The increase in selling and marketing expense was primarily due to compensation costs, including stock-based compensation expense, internal sales commissions and external partner channel commissions of $8.0 million and $21.4 million for the three and nine months ended September 30, 2013, respectively. The cost of compensation is primarily driven by headcount. Our sales and marketing headcount increased by 25% from September 30, 2012, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. Additionally, headcount at September 30, 2013, includes 59 employees from our acquisition of Epocrates in March 2013. The increase was also due to $1.5 million and $8.6 million increases in online and offline marketing, consulting, employee-related travel, infrastructure, and other marketing-related costs for the three and nine months ended September 30, 2013, respectively. Amortization related to purchased intangible assets allocated to selling and marketing expense increased $2.4 million and $4.8 million for the three and nine months ended September 30, 2013, respectively, from the same periods in the prior year primarily due to our acquisition of Epocrates during the three months ended March 31, 2013.
Research and Development Expense. Research and development expense increased due to higher employee-related costs, including stock-based compensation expense of $5.1 million and $14.3 million for the three and nine months ended September 30, 2013, respectively. These increases are primarily due to a 52% increase in headcount from September 30, 2012. Additionally, headcount at September 30, 2013 includes 91 employees from our acquisition of Epocrates in March 2013. The additional research and development personnel were necessary in order to upgrade and extend our service offerings and develop new technologies.
General and Administrative Expense. General and administrative expense increased primarily due to higher employee-related costs, including stock-based compensation expense; infrastructure costs and transaction costs. Employee-related compensation increased $3.8 million and $16.7 million for the three and nine months ended September 30, 2013, respectively, largely due to a 31% increase in headcount from September 30, 2012. General and administrative headcount at September 30, 2013 includes 28 employees from our acquisition of Epocrates in March 2013. We increased our general and administrative personnel to support our growth. Included in the employee-related compensation for the three and nine months ended September 30, 2013 are increases in stock-based compensation expenses of $0.8 million and $7.5 million, respectively. The stock-based compensation increase for the nine months ended September 30, 2013 is primarily related to acceleration of vesting for certain Epocrates employees upon termination. Additionally, the general and administrative consulting expenses increased $1.3 million and $2.1 million for the three and nine months ended September 30, 2013, respectively. Comparatively, in the three and nine months ended September 30, 2012, there was a net fair value adjustment of a $3.7 million credit related to our contingent considerations compared to a less than $0.1 million charge in the three and nine months ended September 30, 2013.
The increase we experienced in headcount drove the increased investment in our infrastructure of $0.7 million and $5.7 million for the three and nine months ended September 30, 2013, respectively. Additionally, transaction costs associated with the Epocrates and Arsenal on the Charles acquisitions increased general and administrative expenses by $5.1 million for the nine months ended September 30, 2013. These costs are partially offset by a $2.5 million net gain in the nine months ended September 30, 2013 due to the early termination of our lease and the realization of the remaining balance in deferred rent upon acquisition of the Arsenal on the Charles property where our corporate headquarters are located in Watertown, Massachusetts.
Depreciation and Amortization Expense. Depreciation and amortization expense increases for the three and nine months ended September 30, 2013 are primarily due to higher depreciation from fixed asset expenditures in 2013, the acquisitions of Epocrates and the Arsenal on the Charles, and higher amortization related to an increase in our software development costs.
Interest Expense. Interest expense increased for the three and nine months ended September 30, 2013, primarily due to the increase in the amount of debt outstanding compared to the same periods in the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(in thousands)
Income tax (provision) benefit	($80)	($4,953)	$4,873	(98)%	$5,290	($10,445)	$15,735	(151)%
Effective tax rate	6.4%	44.4%			33.4%	44.9%
Income Tax Provision. The volatility in the effective tax rate for the three and nine months ended September 30, 2013 is due to the fact that we are expecting a nominal amount of pre-tax net income (loss) for the year ended December 31, 2013, and therefore have used a discrete tax approach. In addition, there were larger permanent items for the nine months ended September 30, 2013, primarily related to non-deductible transaction costs associated with Epocrates transaction, as it was a stock acquisition. Comparatively, the effective tax rate for the nine months ended September 30, 2012 was impacted by changes related to the Anodyne contingent consideration.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $62.3 million. As of September 30, 2013, we have outstanding indebtedness of $242.5 million. On October 20, 2011, we entered into a credit agreement which provides for a five-year $100 million revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement contains certain covenants, including consolidated leverage and minimum fixed charge coverage ratios. The interest rates applicable to revolving loans under the Revolving Credit Agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. We will pay a commitment fee during the term of the Revolving Credit Agreement which varies between 0.20% and 0.30% depending on our consolidated leverage ratio. There was no balance outstanding on the revolving credit facility as of December 31, 2012. The Revolving Credit Agreement was increased by $55 million on January 7, 2013. On March 11, 2013, we borrowed $155 million from the revolving credit facility to fund the Epocrates acquisition. The entire amount borrowed under this facility was repaid as of May 10, 2013.
On May 10, 2013, we entered into a five-year $325 million senior credit facility consisting of a $200 million unsecured term loan facility and a $125 million unsecured revolving credit facility (“Senior Credit Facility”). The Senior Credit Facility replaces the Revolving Credit Agreement. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature, and may be used to refinance existing indebtedness, to finance the acquisition of the real estate known as the Arsenal on the Charles, and for working capital and other general corporate purposes. We may increase the Senior Credit Facility up to an additional $100 million subject to certain terms, including obtaining lender commitments. As of September 30, 2013, we had $192.5 million outstanding on the unsecured term loan facility and $50.0 million outstanding on the unsecured revolving credit facility. As of September 30, 2013, we had $75 million available on the unsecured revolving credit facility. As of September 30, 2013, we were in compliance with our covenants under the Senior Credit Facility.

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
Operating Cash Flow Activities

	Nine Months Ended September 30,		Change
(in thousands)	2013	2012	Amount
Net (loss) income	$(10,551)	$12,792	$(23,343)
Non-cash adjustments	73,167	24,558	48,609
Cash (used in) provided by changes in operating assets and liabilities	(6,413)	8,830	(15,243)
Net cash provided by operating activities	$56,203	$46,180	$10,023
The increase in the cash flow provided by operating activities is mainly attributable to an increase in net income after non-cash adjustments of $25.3 million are added back. The non-cash adjustments include an increase in stock-based compensation of $13.2 million and an increase in depreciation and amortization of $23.3 million. The increase in stock-based compensation is a result of an increase in the fair value of recently issued stock-based awards due to an increase in the stock price as well as the acceleration of vesting of stock awards related to the termination of certain employees related to the integration of Epocrates. The majority of the increase in depreciation and amortization is a result of the acquisitions of Epocrates and The Arsenal on the Charles.
The year-over-year increase in cash used in operating assets and liabilities is driven by the change in deferred rent which decreased $2.3 million due the removal of $3.2 million in deferred rent associated with our corporate headquarters in Watertown, Massachusetts as of the acquisition date offset by an increase in deferred rent associated with new leases. The removal of the deferred rent associated with our corporate headquarters was recognized as a gain on lease termination in general and administrative expenses. Excluding the impact of the acquisition of Epocrates, accounts receivable increased by $13.1 million from December 31, 2012 to September 30, 2013. The increase is attributed to the overall increase in revenue and the timing of current billings and subsequent payment of those billings as of September 30, 2013, as compared to the same period and timing as of December 31, 2012. Excluding the impact of the acquisition of Epocrates, the year-over-year increase in prepaid and other current assets of $4.3 million relates to a prior year tax benefit of $5.7 million impacting our income tax receivable position at September 30, 2013. Accounts payable increased by $5.8 million due to the timing of vendor payments.
Investing Cash Flow Activities
The cash used in investing activities increased $381.6 million to $397.3 million for the nine months ended September 30, 2013, as compared to the cash used in investing activities of $15.7 million for the nine months ended September 30, 2012. Cash flows used in investing activities consist primarily of cash paid for the acquisitions of Epocrates of $242.8 million, net of cash acquired, and our corporate headquarters of $167.3 million. The cash used in investing activities also includes increases in purchases of property and equipment and capitalized software development costs. We make investments in property and equipment and in software development on an ongoing basis. Our investment in equipment consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. Our investment in software development consists of company-managed design, development, and testing of new application functionality.
The cash used in investing activities includes increases in purchases of property and equipment of $2.3 million and capitalized software development costs of $10.7 million. Capitalized software development costs increased $10.7 million for the period ended September 30, 2013 compared to the period ended September 30, 2012, primarily related to the new automation activities related to the new athenaCoordinator service offering as well as our athenaClinicals service offering.

The net change in proceeds and purchases of our available for sale investments is based upon the changes in maturity of our investments in securities. We decreased the amount of available-for-sale investments in 2013, in anticipation of the acquisitions of Epocrates and the Arsenal on the Charles property. In addition, we made a $2.0 million investment in a vendor during the three months ended September 30, 2013.
Financing Cash Flow Activities
The cash provided by financing activities was $248.5 million for the nine months ended September 30, 2013 compared to cash provided by financing activities of $24.0 million for the nine months ended September 30, 2012. The change is primarily attributable to the $50 million in net proceeds from our line of credit and $200 million in proceeds from our term loan which we utilized in our acquisitions of Epocrates and our corporate headquarters, offset by payments on our term loan of $7.5 million and deferred financing fees of $1.7 million. Also contributing to the change was a $7.2 million increase in the cash received from the exercise of stock options during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. These increases were offset by an increase of $7.4 million related to the cash paid to settle tax obligations through the net settlement option that our employees can elect when restricted stock units vest in the nine month period ended September 30, 2013. We began issuing restricted stock units in 2010 and have since experienced an increase in the proportionate number of restricted stock units granted compared to stock options granted. We expect that the cash paid to settle tax obligations will increase in the near future as these issued restricted stock units begin to vest.
Contractual Obligations
We have contractual obligations under our operating leases for properties. The following table summarizes our long-term contractual obligations and commitments as of September 30, 2013:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Other
Long-term debt (1)	$192,500	$15,000	$30,000	$30,000	$117,500	$—
Operating lease obligations	43,915	5,697	8,094	8,360	21,764	—
Other	1,279	—	—	—	—	1,279
Total	$237,694	$20,697	$38,094	$38,360	$139,264	$1,279
(1) We have cash interest requirements due on the Senior Credit Facility payable at variable rates which are not included in the above table.
The commitments under our operating leases shown above consist primarily of lease payments for our offices in Atlanta, Georgia; Alpharetta, Georgia; Birmingham, Alabama; Austin, Texas; San Mateo, California; Ewing, New Jersey; Princeton, New Jersey; Durham, North Carolina; and Chennai, India.
“Other” consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of September 30, 2013, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of September 30, 2013 and 2012 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers International Business Machines Corporation, Access Healthcare Services USA, LLC, and Vision Business Process Solutions, Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three and nine months ended September 30, 2013, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.

Interest Rate Risk. We had $242.5 million of outstanding borrowings under our Senior Credit Facility at September 30, 2013. The Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Senior Credit Facility.
During the quarter ended September 30, 2013, we utilized a interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive income. Hedge effectiveness, if any, associated with the interest rate swap will be reported by us in interest expense.
We recorded the interest rate swap at fair value, which amounted to a liability of $0.4 million at September 30, 2013. A one hundred basis point change in the interest rate on our borrowings outstanding as of September 30, 2013 would result in a change in interest expense of approximately $2.4 million annually.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2013, (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
We are in the process of evaluating and integrating Epocrates processes with ours. We anticipate that this will be completed during the fourth quarter of 2013.
Other than the change noted above, there have been no changes in our internal control over financial reporting for the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 11, 2013, a complaint captioned Bushansky v. Epocrates, Inc., et al., Case No. 519078, was filed in San Mateo County Superior Court (the “Court”) on behalf of a putative class of Epocrates’ shareholders against Epocrates and each member of the Epocrates board of directors. This complaint challenged the proposed merger between Epocrates and one of our wholly owned subsidiaries. On January 25, 2013, a similar complaint was filed in the Court captioned DeJoice v. Epocrates, et al., Case No. 519461. This second complaint made similar allegations against Epocrates and each member of the Epocrates board of directors and included a claim against us for aiding and abetting a breach of fiduciary duty. On January 31, 2013, the Bushansky complaint was amended to include additional allegations. Plaintiffs allege, among other things, that the Epocrates directors breached their fiduciary duties by allegedly agreeing to sell Epocrates at an unfair and inadequate price, failing to take steps to maximize the sale price of Epocrates, and making material omissions to the preliminary proxy statement dated January 25, 2013. The complaints sought to enjoin the merger, other equitable relief, and monetary damages. On March 5, 2013, Epocrates and the plaintiffs signed a memorandum of understanding in which the parties agreed to enter into a stipulation of settlement whereby the plaintiffs and all class members would release all claims related to the merger in exchange for Epocrates filing a supplement to its definitive proxy statement regarding the merger with the SEC, which would include additional disclosures regarding the merger agreement, and an agreement to negotiate in good faith regarding the amount of attorneys’ fees and expenses for which plaintiffs may seek approval from the Court. On October 4, 2013, the court granted final settlement approval including a grant of fees and expenses in the amount of $335,000 to plaintiffs’ counsel. The settlement has no material impact on the Company’s condensed consolidated financial statements.
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

●
Brand Reputation.  The reputation of our Epocrates brand is dependent in large part on the medical community’s continued perception of us as independent from our health care industry clients, particularly pharmaceutical companies. If health care professionals believe that we are too closely associated with such clients as a result of the revenue we receive from their purchase or sponsorship of our interactive services, the credibility of our brand will diminish. Although we take precautions to remain independent from our health care industry clients, including separating the development of our application content from our commercial dealings with such clients and clearly labeling the source and responsibility of sponsored messages, programs, and activities, we cannot assure you that the medical community will view our content as sufficiently unbiased. If the reputation of our brand is damaged, it will be difficult, expensive and time-consuming to restore the quality of our brand with health care professionals and our business could suffer.

●
Competitive Landscape.  If the developers of mobile operating systems and mobile devices with which our products and services are compatible fail to remain competitive in the marketplace and to be adopted into medical practice and practice workflow, members will be less inclined to use our services. The availability, price, performance, and functionality of competing products and services, including mobile, Web-based, and traditional products and services offered by competitors or through online resources and searches may affect our retention rate and the rate at which we attract new members for our drug and clinical reference tools. The availability of download sites such as the Apple App StoreSM that offer numerous free or low-priced competing products at one location has also reduced the demand for our paid subscription products. We expect the use of such sites to expand, reducing the number of paying members for our drug and clinical reference tools as a percentage of total members.

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
Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have ten issued U.S. patents and a number of U.S. and foreign patent applications pending as of September 30, 2013, the scope of issued patents may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future.
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
Through September 30, 2013, athenahealth incurred transaction costs in connection with the Epocrates acquisition of approximately $3.2 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. If the total costs of the integration exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.
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
If we fail to meet our current credit agreement’s financial covenants, our business and financial condition could be adversely affected.*
We currently have a credit agreement which contains financial covenants, including maintaining a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a consolidated senior leverage ratio. As of September 30, 2013, we borrowed $250 million under the agreement and were in compliance with its financial covenants. There is no assurance that we will continue to be in compliance with all of the covenants under the agreement, and, if at any point we fail to comply with the financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the agreement. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes and adversely affecting our business.
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
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of September 30, 2013, we had approximately 37.1 million shares of common stock outstanding. Moreover, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.
We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan, and we have assumed the 1999 Stock Option Plan, 2008 Equity Incentive Plan, and 2010 Equity Incentive Plan of Epocrates, under which all issuable common stock has been registered. As of September 30, 2013, we had outstanding options to purchase approximately 2.4 million shares of common stock (approximately 1.5 million of which were exercisable at September 30, 2013) that, if exercised, would result in those shares becoming available for sale in the public market. As of September 30, 2013, we had outstanding restricted stock units totaling approximately 1.2 million that, if vested, would result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) Exhibits.

Exhibit No.	Exhibit Index
†10.1	2007 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreements thereunder
31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
101**
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on October 18, 2013, formatted in XBRL, as follows:

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
Date: October 18, 2013