Form 10-Q/A
period 2013-09-30
ATHENAHEALTH INC
filed 2013-10-23
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No.1
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At October 21, 2013, the registrant had 37,188,593 shares of common stock, par value $0.01 per share, outstanding.

Explanatory Note

athenahealth, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which was filed with the Securities and Exchange Commission on October 18, 2013 (the “Original Form 10-Q”). The Company is filing this Amendment for the purpose of (1) correcting the financial quarter identified in the certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was filed as Exhibit 32.1, and (2) correcting Part II, Item 6, Exhibits, by removing a footnote regarding our XBRL filings being furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Other than as described above, no other statement or amount has been changed from those presented in the Original Form 10-Q, and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q.

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
101
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
Date: October 23, 2013