Form 10-K
period 2013-12-31
ATHENAHEALTH INC
filed 2014-02-07
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,086,579,443 based on the closing price on the NASDAQ Global Select Market on June 28, 2013.
At February 5, 2014, the registrant had 37,381,347 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.

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
In this Annual Report on Form 10-K, the terms “athenahealth,” “we,” “us,” and “our” refer to athenahealth, Inc. and its subsidiaries, Athena Arsenal, LLC; Athena Point Lookout, LLC; athenahealth MA, Inc.; athenahealth Security Corporation; athenahealth Technology Private Limited; Epocrates, Inc. (“Epocrates”); Healthcare Data Services LLC; Modality, Inc.; and Proxsys LLC, and any subsidiary that may be acquired or formed in the future. We were incorporated in Delaware on August 21, 1997, as Athena Healthcare Incorporated. We changed our name to athenahealth.com, Inc. on March 31, 2000, and to athenahealth, Inc. on November 17, 2000. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts 02472, and our telephone number is (617) 402-1000.
Overview
athenahealth provides cloud-based business services that help medical caregivers collect more revenue and greatly reduce their administrative work burden. By combining three distinct but interconnected components—cloud-based software (“Software”), networked knowledge (“Knowledge”), and back-office work (“Work”)—athenahealth empowers its clients to achieve and sustain financial health while staying focused on quality patient care.
Our services are designed to minimize the hassles that caregivers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. We differentiate our offerings by continuously updating and improving our services via our cloud-based network, athenaNet. Regular updates to athenaNet are free and automatic for everyone on the network. As a web-based platform, athenaNet can be quickly implemented by our staff, with low upfront costs to clients. We do not charge licensing or hosting fees.
We offer a suite of four, seamlessly integrated services: athenaCollector for revenue cycle and practice management; athenaClinicals for electronic health records (“EHR”); athenaCommunicator for automated, live, and online patient communications; and athenaCoordinator for care coordination. We also offer subscription-based and sponsored clinical information and decision support services under the Epocrates brand.
Cloud-based Software
Via the athenaNet platform, we provide a single instance of cloud-based software to clients; every health care provider across the network always access the same continuously updated services. Our software is the primary conduit through which we exchange information among clients, insurance payers, and our staff of experts.
Networked Knowledge
The athenaNet platform enables every client to benefit from the collective knowledge of all other clients. These learnings are culled and implemented through our patented billing rules engine (“Rules Engine”) and clinical quality management engine, collectively called “athenaRules.” As we work with clients, insurance payers, and other partners, more expert knowledge is infused into each service, making the network “smarter” and more powerful for all clients. The network’s shared knowledge and transparency also allows clients to monitor and benchmark their performance against those of other practices across the network.
Back-office Work
Our clients benefit from back-office administrative work that we perform on their behalf. These services range from receiving, scanning, and delivering incoming faxes to tracking claims with insurance payers. We automate these processes whenever possible; when automation is not an option, we perform the work ourselves.
This unique combination of Software, Knowledge, and Work is the core of our aligned success model: we charge clients a percentage of collections, in most cases, connecting our financial results directly to that of our clients and our ability to drive revenue for them. This framework of shared financial interest demands and inspires a continual cycle of improvement and efficiency.
Chronology
We first released athenaCollector in 2000, followed by athenaClinicals in 2006. We then introduced athenaCommunicator in 2010, the result of our first acquisition, Crest Line Technologies, LLC (d.b.a. MedicalMessaging.net). Expansion continued with the following acquisitions: in October 2009, Anodyne Health Partners, Inc. (“Anodyne”), developer of business intelligence tools; in August 2011, Proxsys LLC (“Proxsys”), a leading provider of cloud-based care coordination services; in October 2012, Healthcare Data Services LLC, which offers patient population health management services; and in March 2013, Epocrates. Epocrates is recognized for developing a leading medical application among U.S. physicians for clinical content, practice tools, and health industry engagement at the point of care.
In 2013, we generated revenue of $595.0 million from the sale of our services, compared to $422.3 million in 2012 and $324.1 million in 2011. As of December 31, 2013, there were 50,212 medical providers, including 35,858 physicians, using our athenaCollector service across 49 states and the District of Columbia and across 92 medical specialties.
Market Opportunity
The health care industry is complex and fragmented, and is largely served by legacy software systems that cannot support the current needs for collaboration, flexibility, and interoperability. A disproportionate amount of communication still takes place on paper instead of via automated communications. This combination of outdated, inflexible systems and paper workflows creates significant costs for health care organizations, which suffer sizable administrative work, duplicated efforts, and errors. By addressing these problems, medical caregivers can focus on the practice of medicine and free their staff to spend time on higher-value tasks.
Practice-based activities required to ensure appropriate payment for services rendered have increased in number and complexity for the following reasons:

•
Legislative reform efforts.    Legislative reform, including the Patient Protection and Affordable Care Act (“ACA”), is expected to drive many fundamental shifts in the health care reimbursement landscape. Millions of additional patients could be required to purchase health insurance coverage.

•
Health benefit plan design.    Health insurers have introduced a wide range of benefit structures, many of which are customized to the unique goals of particular employer groups. Such insurers also continually update their reimbursement rules based on ongoing monitoring of consumption patterns, in response to new medical products and procedures, and to address changing employer demands. This has resulted in an increase in the rules regarding who is eligible for health care services, what health care services are eligible for reimbursement, and who is responsible to pay for health care services delivered. It has also resulted in more plans that require a larger proportion of patient contribution for services delivered; these increase the burden on practices to manage and pursue receivables directly with the patient. Practices need to be continually aware of the diversity and dynamic nature of health benefit plan design.

•
New payment models.    While the fee-for-service framework can be complicated enough, rapidly emerging outcome-based payment models are even more complex, requiring caregivers to capture and provide appropriate data to obtain payments. Accountable care programs also require a much greater focus on care coordination and cost efficiency across multiple caregivers. To complicate reimbursement even further, some models, such as Pay-For-Performance, demand that caregivers first identify programs for which they are eligible, and then enroll, identify eligible patients, and record relevant billing and clinical data for each eligible encounter. These newer models continue to evolve and grow in both number and complexity.

•
Financial incentives for the use of EHRs.    The federal government enacted a financial incentive program through the 2009 Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) for caregivers who demonstrate “Meaningful Use” of a certified EHR technology. While payments under the program do not represent a sustained market opportunity, they have shifted buying patterns since they were instituted, with many caregivers accelerating their purchase of EHRs and making revenue cycle decisions tied to an EHR selection.

In addition to administering typical business functions, caregivers must dedicate significant time and resources to physician orders, including referrals to specialists, imaging centers, laboratories, pharmacies, and inpatient admissions. This requires a series of communications that ensure the care is appropriate and eligible for reimbursement. To process these communications, medical practices often interact with multiple software systems; manage communications via fax, and are challenged with having to contact patients, payers, and other trading partners to effectively exchange the right information to accompany the order.
Our Strategy
Our mission is to be caregivers’ most trusted service, helping them do well doing the right thing. In almost all cases, we price our services as a percentage of practice collections, a strategy that incentivizes us to improve organization performance and reduce cost through more efficient operations. As practices face rising costs and complexity, they need solutions for a diverse set of problems, including the ever increasing administrative work driven by that increased complexity, including new, more complicated reimbursement models; partners’ demand for electronic data exchange; pressure to adopt expensive EHRs; continued changes to federally mandated transaction standards; new insurance payer rules; and the challenges of collecting payments from uninsured, underinsured, and high deductible health plan patients.
We believe the traditional software model fails to address these needs. As a system of limited connectivity and flexibility, conventional software does not allow for rapid, intelligent evolution of system functionality and client needs. Additionally, locally installed software favors larger organizations that can afford a sizable up-front investment in hardware and software, plus the staff to manage and maintain these systems.
In contrast, cloud-based software can solve a greater set of problems because it can quickly be updated and delivered to all clients – as a single, shared instance of software – without expensive installations or upgrades. But there are challenges that require cloud-based software to have corresponding service components, such as processing and sorting a practice’s incoming paper documents; identifying and managing payer rules; and having a live operator take patient phone calls after a practice closes for the day. Bringing these services, and many more, to our cloud-based software, is the crux of our cloud-based services model. As our software delivers the right knowledge to the right person at the right time, our back-office services execute work, at scale, that would otherwise fall upon the practice.
The connectivity and system infrastructure we provide would normally be out of reach for small independent practices, which make up a large portion of the caregiver market. However, because we automate processes and scale work across our entire provider network, we can efficiently deliver our services to medical practices of every size. By giving small practices the same technical and service infrastructure available to large clients, we provide significant benefits not only to those practices, but also to their clinical exchange and trading partners with whom they share vital information. As practices continue to be acquired or divested by other entities, this strategic flexibility enhances our ability to compete, regardless of whether a practice is independent or owned by a large enterprise.
Key elements of our strategy include:

•
Remaining intensely focused on our clients’ success.    We believe that aligning our financial goals with those of our clients provides us an ongoing incentive to improve our services and client performance; helps us to maintain client loyalty (proven through high and sustained client satisfaction and retention); and enhances our reputation in the marketplace.

•
Integrating services.    As newer payment models continue to integrate cost efficiency and outcomes into reimbursement formulas, new activities will become more important in driving performance. Only practices that can fully integrate these activities with their revenue cycle will have visibility into their true financial health. These can include coordinating care smoothly with other caregivers, directly tying lab results back to the right patient records, and delivering patient adherence reminders. We proactively demonstrate that when our integrated services are fully adopted and optimized, we help medical caregivers manage and monitor performance comprehensively.

•
Maintaining and growing athenaRules.    We actively seek out new payer rules and new revenue opportunities for practices, and use our Rules Engine to deliver relevant information to the right person at the right time. Our Rules Engine identifies problems before claims are submitted. This increases the percentage of transactions that are successfully executed on the first attempt and reduces the time it takes to fully resolve claims or other transactions. The rules embedded in athenaClinicals are becoming increasingly tied to reimbursement as Pay-for-Reporting, Pay-for-Performance, shared savings, and other bonus payments require specific action at the point of care. Without the type of automation found in our quality management engine, these payment programs would plague physicians with an administrative burden, significantly impairing their ability to practice.

•
Increasing awareness and attracting new clients.    We believe that our cloud-based business services provide significant value for medical practices and health systems of any size, and we continue to expand sales and marketing efforts to address our market opportunity and aggressively seek new clients. Our athenaCollector client base currently represents approximately five percent of the addressable U.S. market, comprised of an estimated 684,000 physicians practicing in the ambulatory segment. Our marketing efforts focus not only on small and group practices, but also on hospitals, health systems, and health services companies, with programs and services that can help them manage their affiliated and employed physician strategies. According to an independent third-party study, physician awareness of athenahealth increased from 31% in 2012 to 39% in 2013, a 26% increase. We believe that raising our awareness is critical to our growth strategy.

•
Uncovering and delivering new sources of revenue to clients.    We work closely with payers and other health care trading partners to demonstrate the efficiencies and reduction in administrative work that our services provide. We believe that, as these partners gain greater understanding of these advantages and system-wide benefits, they will continue to reward these efficiencies in a manner that accrues direct benefits for our clients.

•
Maintaining high levels of user adoption and improving through network transparency.    One of the biggest challenges for traditional EHR software vendors has been a lack of physician adoption. While adoption rates are improving, many physicians still fear that EHRs will slow them down. Because of our large services operation, we can: support many alternate documentation styles that are not available with software-only solutions; integrate multiple activities into our complete suite of services; and work to continually improve our services’ ease of use for providers. Our clients can realize significant benefits by using our EHR, which drives our high adoption rate. We convert EHR usage data into key indicators of top practice performance, individual clinician performance, and the associated drivers of each, and can then share this intelligence across our entire network of clients to help optimize performance.

•
Expanding our client base and service offerings through the acquisition of Epocrates.    We acquired Epocrates for the assembled workforce, expected synergies, accelerated awareness of our services across the health care market, and opportunity to deliver additional high-value information to the clinical community. Our loyal network of more than one million health care professionals using our Epocrates services, including approximately 50 percent of U.S. physicians, routinely access these intuitive solutions to help streamline workflow and improve patient care. These services are referenced multiple times per day and help health care professionals make more informed prescribing decisions, improve workflow, and enhance patient safety. We anticipate that our continuing integration of these services with those we offer through athenaNet will improve the quality of information available at the point of care, leading to better outcomes and an increase in the overall desirability of our services.

Our Solutions
Our proprietary cloud-based services are designed to help our clients increase collections, receive payments faster, significantly reduce administrative work, cut down on redundancies and error rates, lower operating costs, improve operational workflow and the coordination of care, and manage clinical and billing information more efficiently.
athenaCollector
athenaCollector, our revenue cycle and practice management service, automates and manages billing-related functions for medical practices. It assists our clients with the proper handling of claims and billing processes to help them manage reimbursement quickly and efficiently.

Software
athenaCollector utilizes the Internet to connect medical practices to our Rules Engine and service operations team. It is a complete practice management system that includes scheduling and payment processing, and is used by our clients and service operations team to track the status of claims. Because athenaCollector is web-based, it provides our clients with the benefits of athenaRules and enables them to interact with our service operations team to efficiently monitor workflows. athenaCollector also includes a full set of reporting tools so that users can track their ongoing performance and benchmark against other practices.
Knowledge
Medical practices route their day-to-day electronic and paper-based payer communications to us, which we then process using our patented Rules Engine and service operations to avoid reimbursement delays and improve practice performance. Our proprietary database of payer knowledge contains information amassed over years of experience in handling the physician workflow for thousands of medical practices, with medical claims from tens of thousands of health benefit packages. The core focus of the database is on the payer rules, which are the key drivers of claim payment and denials. By understanding denials, we can add rules to the database that help the entire client base avoid future denials, resulting in increased automation of our workflow processes. athenaRules interact seamlessly within the medical office workflow and with our service operations.
Work
athenahealth service operations consist of both knowledgeable staff and technological infrastructure used to execute the key steps associated with proper handling of physician claims and clinical data management. The service operations team interacts with physicians, providers, and clinicians at all key steps in the revenue cycle, including:

•	coordinating with payers to ensure that providers are properly set up for billing;

•	checking the eligibility of scheduled patients electronically;

•	submitting claims to payers directly or through intermediaries;

•	obtaining confirmation of claim receipt from payers;

•	receiving and processing checks and remittance information from payers and documenting the result of payers’ responses;

•	evaluating denied claims and determining the best approach to appealing or resubmitting claims to obtain payment;

•	billing patients for balances that are due;

•	compiling and delivering management reporting about the performance of clients at both the account level and the provider level;

•
transmitting key clinical data to the revenue cycle workflow to eliminate the need for code re-entry and to permit assembly of all key data elements required to achieve maximum appropriate reimbursement; and

•	providing proactive and responsive client support to manage issues, address questions, identify training needs, and communicate trends.
athenaClinicals
athenaClinicals is our EHR service, designed to improve clinical administrative workflow for practices by automating and managing functions related to medical record-management. It assists medical groups with the proper handling of physician documentation, orders, and related inbound and outbound communications, to ensure that orders are carried out quickly and accurately.
Software
Through athenaNet, athenaClinicals displays key clinical measures related to the drivers of high-quality, efficient care delivery, lab results requiring review, patient referral requests, prescription requests, and family history of previous exams. athenaClinicals is ONC 2014 Edition-compliant and has been certified by the Certification Commission for Health Information Technology (CCHIT®), an ONC-ACB, in accordance with the applicable certification criteria adopted by the Secretary of Health and Human Services. athenaNet provides comprehensive reporting on a range of clinical results. This includes distribution of different procedure codes (leveling), incidence of different diagnoses, timeliness of turnaround by lab companies and other intermediaries, and other key performance indicators.
Knowledge
As reporting and quality programs have collectively become a greater portion of physician revenue, clinical data must be captured according to the requirements and incentives of different payers and plans. This can be very difficult to manage on paper or in a static software system. athenaRules are designed to: identify the specific clinical activities required to meet Pay-

for-Performance and outcome-based programs, including Medicare incentive payments under the HITECH Act; access medication formularies; and identify potential medication errors (such as drug-to-drug interactions or allergy reactions).
Work
Medical practices that use an EHR can still receive a substantial number of clinical documents from third parties, creating a significant administrative burden. Our service operations capture inbound paper documents, convert them to electronic format, attach them to the appropriate patient chart, classify them according to type, and associate results with the original order where applicable. Additionally, even if the physician creates an order in the EHR, the intended recipient may not accept orders electronically; in that case, our service operations team converts the electronically generated order to paper for delivery on the practice’s behalf. We also perform many of the Pay-for-Performance program identification and enrollment tasks on behalf of practices so they can participate without significant up-front research and effort.
athenaCommunicator
athenaCommunicator is a series of patient communication services, including automated patient messaging, live operator services, and an online patient portal. By encouraging patient engagement and maintaining a connection between patients and providers beyond the practice, athenaCommunicator services help reduce patient no-show rates and improve overall schedule density, increasing the number of revenue-generating appointments for our clients. The ability to increase patient outreach helps provide clinical education and adherence reminders to patients, which improves the quality of care and outcomes without increasing practice demand to monitor and contact patients. The automated services can be used to remind patients of appointments as well as self-pay balances, helping practices drive patient collections. Together, these services provide a personalized, high-quality experience for patients while driving practice performance.
Software
athenaCommunicator enables practices to manage many patient communication tasks electronically, including: delivering automated reminders with customizable criteria and opt-out functionality; creation of a self-service patient portal for patients to request appointments, pay bills, and exchange secure messages with the practice; and automatic generation of e-mails to patients. Automated phone calls are multi-purpose and may include appointment reminders, outbound population health campaigns, and follow-up on outstanding balances, while prompting patients to make payments by mail, telephone, or online.
Knowledge
athenaCommunicator enables practices to build a highly flexible set of communication rules with their patients. They can set patient or group-specific communication preferences that will automatically tailor communications to the preferred timing and mode of delivery, including phone call, e-mail, or patient portal. These communication rules allow each patient to receive a personalized experience, including delivery of messages with branding and using the Caller ID of the practice, if desired.
Work
Practices spend a great deal of time fielding phone calls from patients, on topics ranging from scheduling requests and clinical cases to driving directions. As part of the athenaCommunicator service, we provide live operators who field calls on behalf of practices, especially beneficial during peak phone call periods or after hours. The live operator service includes redirecting automated calls for appointment scheduling, patient payments, and message-taking. Additionally, we print and mail paper statements to patients on behalf of the practice to assist with patient payment collection. Collectively, these activities expand the availability of the office to patients and help alleviate practice phone burden, freeing staff to focus on more critical tasks.
athenaCoordinator
athenaCoordinator is a referral cycle management tool that helps streamline the disorganized system of patient care coordination. The connections between practices and points of patient referral are rife with inefficiencies due to patient data redundancies, manual inputs, and errors, resulting in additional practice workload and patient dissatisfaction. With athenaCoordinator, caregivers can efficiently deliver a clean referral order to a physician, hospital, or other supply-chain partner. This much-needed improvement in today’s health care reduces unnecessary phone calls and faxes, eliminates redundancies, and greatly reduces both the error rate and patient frustration.
Beginning in 2014, athenaCoordinator includes our financial and operations management and our population health management services. These services are the result of the integration of the Anodyne Health Partners, Inc. (financial and operations management) and Healthcare Data Services LLC (population health management) acquisitions. The union of these services provides visibility into the financial and clinical health of the health care network, helping health care organizations manage both networks of caregivers and populations of patients. By harmonizing data across practice management systems, EHRs, and claims systems, athenaCoordinator provides health care organizations with a single source of truth. athenaCoordinator turns insight into action, guiding data-driven decision-making at the point of care. This enables clients to participate more effectively in new payment models that aim to create a reimbursement system that links care reimbursement to the quality of care delivered and, ultimately, to reduce overall health care expenses for patient populations. In the future, we plan to expand our offerings to visually present other data sets, such as clinical and patient cycle metrics.
Software
athenaCoordinator allows providers, via an easy-to-use online portal, to electronically prepare and send a “clean order” for a referral-meaning all the pertinent information needed to streamline care coordination is complete-and a patient can arrive at his or her appointment with another physician, or at a hospital or lab, with information already entered and verified. This type of efficient information transfer delivers benefits to both the referring and receiving providers. For the initial caregiver, athenaCoordinator reduces time spent managing outbound orders and can provide greater visibility to patient status after the referring visit. For the receiving caregiver, athenaCoordinator reduces denials, the time spent processing referrals, and the risk of acting on erroneous information. Referring providers who use athenaClinicals can also receive a detailed care summary of the referral, effectively closing the loop of patient care.
athenaCoordinator utilizes a software-enabled service platform for the financial and operation management and population health management services that organizes and analyzes billing and claims-based data across medical practices, allowing decision makers to quickly and easily present that data visually through a wide array of business performance metrics. Our population health management service also allows clients to gather claims, health plan administrative, and clinical data from client health care organizations and combine those data into a single data asset that can be used by the client to coordinate care, reduce health care utilization, and address gaps in care across its patient population.
Knowledge
As part of a streamlined path of coordinated care information, our Rules Engine automatically determines a patient’s insurance eligibility after a referring provider enters an order via the web-based portal. This cuts down on the need for practice staff to manually contact an insurer and allows a patient to arrive at a receiving provider with his or her coverage eligibility already confirmed. Both the patient and the receiving hospital or lab staff can then focus on care and not get bogged down with insurance eligibility research at the point of care.
Work
Preparing referral orders can often require office staff to spend time managing administrative duties—and they will often not receive follow-up information after a patient has visited a referred lab, physician, or hospital. As part of athenaCoordinator, our staff takes over this work, benefiting both the referring and receiving providers. Our back-office operations will verify insurance and benefits with payers, secure pre-certification, handle patient registration, collect self-pay from the patient, and electronically deliver the order to the receiving provider in advance of the patient visit.
We use our broad and deep understanding of health care revenue cycle management and managed care to help our clients maximize the insight and value they can derive from using our financial and operations management and population health management services. We provide analytical support for deep-dives into data and assist in determining which benchmarks and targets to track.
Epocrates Services
Our Epocrates services center around a variety of clinical information and decision support offerings available through caregivers’ mobile devices. The majority of health care professionals using our clinical information services access the free versions of our applications; premium subscriptions for some of these services are available, and some services are sponsored by clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) that seek opportunities to engage with our network of members. These services include, but are not limited to:

•
DocAlert clinical messaging.    DocAlerts are short messages authored by our staff that deliver clinical news and alerts to members, including product approvals, clinical study results, practice management information, industry guidelines, and formulary status changes. The majority of these messages are not sponsored, and we mark those that are.

•
Virtual representative services.    Through our EssentialPoints offering, our clients can communicate short overviews on relevant topics to physicians’ mobile devices. Our clients can also leverage the App Network, a service that provides them with development, distribution, or sponsorship of applications offered to targeted groups of physicians.

•	Market research. We recruit health care professionals based on a variety of criteria to participate in market research activities, such as online surveys, Q&A sessions, and one-on-one interviews.

•
Formulary hosting.    We provide formulary hosting services, allowing health care professionals to access health plan covered drug lists, including co-pay levels, quantity limits, and prior authorization requirements, while displaying lower-cost and generic alternatives to offer the alternative of a less expensive treatment.

Our clients are located almost entirely within the U.S.

Research and Development
In response to changes in the market, and to better serve medical practices and health systems, our research and development efforts focus on enhancing our service offerings. All of our clients use the same version of athenaNet, with some athenaRules designed to take effect locally for particular clients. We continually update our software and rules, and execute bimonthly releases of new software functionality for our clients. Our software development life cycle methodology ensures that each software release is properly designed, built, tested, and rolled out. Our software development technologists are primarily located in the United States; we complement this team’s work with software development services from third-party technology development providers, as well as our own employees at our development center operated through our subsidiary in Chennai, India. In addition to our core software development activities, we dedicate full-time staff to our ongoing development and maintenance of the athenaRules database. We also employ program management and product management personnel, who work continually on improvements to our service operations processes and our service design, respectively.
Operations
Our operations team assists clients at each critical step in the revenue, clinical, patient communication, and care coordination workflow, and provides services that include insurance benefits packaging, insurance eligibility confirmation, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submission of lab requisitions, and monitoring and classification of all inbound faxes. Additionally, we use third parties for data entry, data matching, data characterization, and outbound and inbound telephone services. These services are generally commercially available at comparable rates from other service providers.
We depend on satisfied clients to succeed, and have aligned our financial goals with that of our client practices and health systems. Our client contracts require minimum commitments by us on a range of tasks, including claims submission, payment posting, claims tracking, and claims denial management. We also commit to our clients that athenaNet is accessible 99.7% of the time, excluding scheduled maintenance windows. Each quarter, our management conducts a survey of clients to identify client concerns and track progress against client satisfaction objectives. In our most recent survey, 87.7% of the respondents reported that they would recommend athenahealth to a trusted friend or colleague.
In addition to the services described above, we also provide client support services, many taking place on a regular basis, including:

•
client support by our client services center, designed to address client questions and concerns rapidly, whether those questions and concerns are registered via a phone call or via an online support case through our customized use of customer relationship management technology;

•
account performance monitoring by the account management organization, to address open issues and focus clients on the financial results of the co-sourcing relationship; these activities are intended to aid in client performance and retention, determine appropriate adjustments to service pricing at renewal dates, inform clients of the full suite of our services, and provide incremental services when appropriate;

•
relationship management by regional leaders of the client services organization to ensure that decision-makers at client practices are satisfied, and that regional performance is managed proactively with regard to client satisfaction, client margins, client retention, renewal pricing, and added services; and

•	active, real-time performance monitoring for clients with complex and highly scaled operations.
Sales and Marketing
We have developed sales and marketing capabilities aimed at expanding our network of physicians, medical groups, and health systems. We expect to expand our network by selling our complete suite of services to new clients, and cross-selling additional services into our client base. We have a direct sales force, which we augment through our channel partners and marketing initiatives.
Direct Sales
We sell our services primarily through our direct sales force, which is divided into three groups: the enterprise team, which is dedicated to serving the very largest managed care organizations, as well as those with high growth potential; the group team, which is dedicated to medical practices with seven to 150 physicians; and the small group team, which is dedicated to practices with one to six physicians. Our sales force is supported by personnel in our marketing organization, who provide specialized support for promotional and selling efforts. Due to our ongoing service relationship with clients, we conduct a consultative sales process, which includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services.

Channel Partners
In addition to our direct sales force, we maintain business relationships with third parties that promote or support our sales or services within specific industries or geographic regions. We refer to these third parties as “channels” and the individuals and organizations involved as our “channel partners.” In most cases, these relationships are agreements that compensate channel partners for providing us sales lead information that result in sales. These channel partners typically do not make direct sales. Other channel relationships permit third parties to act as an independent sales representative, a purchasing agent (as in the case of group purchasing organizations), or a joint marketer of combined service offerings that we jointly develop with that third party. In some instances, the channel relationship involves endorsement or promotion of our services by these third parties. Our channel relationships include state medical societies, health care information technology product companies, health care product distribution companies, consulting firms, group purchasing organizations, health systems, regional extension centers, and payers.
Marketing Initiatives
Since our service model is new to most physicians, our marketing and sales objectives are designed to increase awareness of our company, establish the benefits of our service model, and build credibility with prospective clients so they will view our company as a trustworthy long-term service provider. To execute on this strategy, we have designed and implemented specific activities and programs aimed at converting leads to new clients.
Our marketing initiatives are generally targeted toward specific segments of the medical practice market. These marketing programs include:

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
Competition
We have experienced, and expect to continue to experience, intense competition in the marketplace. Our primary competition uses locally installed software to manage the various clinical and financial workflow needs within the physician’s office. Other nationwide competitors offer services they refer to as “on-demand” or “software-as-a-service” models, under which software is centrally hosted and services are provided from central locations. Companies that sell practice management, EHR, and care coordination software and services include: Allscripts-Misys Healthcare Solutions, Inc.; CareCloud Corporation; Cerner Corporation; eClinicalWorks, LLC; Epic Systems Corporation; Greenway Medical Technologies, Inc.; McKesson Corp.; NextGen Healthcare Information Systems, LLC; OptumInsight, Inc.; Practice Fusion, Inc.; SCI Solutions, Inc.; and Vitera Healthcare Solutions, LLC, which operates under the Greenway brand.
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
We believe that we compete favorably with our competitors on the basis of these factors. However, some of our competitors and potential competitors have significantly greater financial, technological, and other resources and name recognition, as well as more established distribution networks and relationships with health care providers. As a result, these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements.

These companies may be able to invest more resources than we can in research and development, strategic acquisitions, sales and marketing, and patent prosecution and litigation and to finance capital equipment acquisitions for their customers.
Our Epocrates services compete for users of the types of clinical reference tools that we offer and for budget dollars from pharmaceutical, managed care, and market research clients. Competitors providing clinical content include Medscape, a division of WebMD, LLC, and UpToDate, Inc., a division of Wolters Kluwer Health. The primary competition for pharmaceutical promotional spend comes from companies, such as WebMD, that offer other marketing channels to health care professionals. Our market research business competes with companies that recruit physicians for surveys and the recruitment arms of market research companies that have their own survey panels of health care professionals. We compete primarily on our ability to reach and communicate with health care professionals under the Epocrates brand, which is recognized and endorsed among health care professionals as a trusted and accurate source of drug and clinical information; the breadth and loyalty of this large and active network is not easily replicated, and it enhances our ability to market our sponsored services.
Government Regulation
Although we generally do not contract with U.S. state or local government entities, the services we provide are subject to a complex array of federal and state laws, including regulation by the Centers for Medicare and Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, as well as additional regulation.
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
The HIPAA Privacy and Security Rules apply directly to covered entities, such as health care providers who engage in HIPAA-defined standard electronic transactions, health plans, and health care clearinghouses. Because we translate electronic transactions to and from the HIPAA-prescribed electronic forms and other forms, we are a clearinghouse and therefore a covered entity. In order to serve as a business associate for our clients and provide them with services that involve the use or disclosure of protected health information, HIPAA requires the execution of business associate agreements. Such agreements obligate us to provide adequate written assurances that we will properly safeguard the privacy and security of protected health information exchanged pursuant to each agreement. We also must enter into business associate agreements with entities who act as business associates for us.
HIPAA Transaction Requirements.    HIPAA also requires that certain electronic transactions related to health care billing be conducted using prescribed electronic formats. As a covered entity subject to HIPAA, we must meet these requirements, and, moreover, we must structure and provide our services in a way that supports our clients’ HIPAA compliance obligations.
HITECH Act and HIPAA Omnibus Rule.    The HITECH Act, the regulations issued under it, and the corresponding amendments to the HIPAA regulations in the recently promulgated HIPAA Omnibus Rule have altered and enhanced our obligations with respect to protected health information. While we are in compliance with currently applicable requirements, we will need to implement additional measures to address provisions with future effective dates.
State Laws.    In addition to HIPAA and the HITECH Act, most states have enacted laws related to the security of confidential medical information. Such state laws, if more stringent than HIPAA and the HITECH Act, are not preempted by the federal requirements, and we must comply with them.
Government Regulation of Reimbursement
Our clients are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Given the breadth of these laws, they are potentially applicable to our business activities, including the transactions that we undertake on behalf of our clients and the financial arrangements through which we market, sell, and distribute our services. Accordingly, we are sensitive to legislative and regulatory changes in, and limitations on, the government health care programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous legislative and administrative actions that have affected government programs. It is possible that the federal or state governments will implement future reductions, increases, or changes in reimbursement under government programs that adversely affect our business, our client base, or our cost of providing our services.

Fraud and Abuse
A number of federal and state laws, loosely referred to as “fraud and abuse laws,” prohibit a variety of activities that could result in excessive expenditure of funds on health care, such as the payment of kickbacks, fraudulent billing, and referrals for health care services where a conflict of interest exists. These laws include, but are not limited to:
Anti-Kickback Laws.    The federal Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by a federal healthcare program, including Medicare or Medicaid. Courts have construed the federal Anti-Kickback Law broadly to mean that a financial arrangement may violate this law if any one of the purposes of one of the arrangements is to encourage patient referrals or other federal health care program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited and narrow statutory exceptions and regulatory safe harbors that may protect some arrangements from enforcement penalties.
False or Fraudulent Claim Laws.    There are numerous federal and state criminal and civil laws that forbid, among other things, the submission of false information, or the failure to disclose information, in connection with the submission and payment of claims for reimbursement. In some cases, these laws also forbid abuse in connection with such submission and payment, for example, by systematic over treatment or duplicate billing for the same services to collect increased or duplicate payments. How these concepts apply to services such as ours that rely substantially on automated processes has not been well defined in the regulations or relevant case law. As a result, our errors with respect to the formatting, preparation, or transmission of such claims and any mishandling by us of claims information that is supplied by our clients or other third parties may be determined to be, or may be alleged to be, false claims under a false claims law.
ACA.    In addition to the provisions relating to health care access, financing, and delivery, the ACA made changes to health care fraud and abuse laws. The ACA expands false claim laws, amends key provisions of other anti-fraud and abuse statutes, provides the government with new enforcement tools and funding for enforcement, and enhances both criminal and administrative penalties for noncompliance. The ACA may result in increased anti-fraud enforcement activities.
Stark Law.    The Ethics in Patient Referrals Act, known as the Stark Law, prohibits certain types of referral arrangements between physicians and health care entities. Physicians are prohibited from referring patients for certain designated health services reimbursed under certain federal healthcare programs to entities with which they or their immediate family members have a financial relationship or an ownership interest, unless such referrals fall within a specific exception. Reimbursement claims that we submit for care rendered under forbidden referrals could be deemed false or fraudulent, resulting in liability under other fraud and abuse laws.
Analogous State Laws.    Many states have similar fraud and abuse laws, some of which may be broader in scope and may not be limited to items or services for which payment is made by a government health care program.
Corporate Practice of Medicine Laws, Fee-Splitting Laws, and Anti-Assignment Laws
In many states, there are laws that prohibit non-licensed persons from practicing medicine, prevent corporations from employing licensed practitioners, and prohibit licensed medical practitioners from practicing medicine in collaboration with non-physicians, including business corporations. Some states also prohibit physicians from splitting their professional fees with non-physicians. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of the physician clients’ collections or charges.
There are also federal and state laws that forbid or limit assignment of claims for reimbursement from government-funded programs. Some of these laws limit the manner in which business service companies may handle payments for such claims and prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. In particular, the Medicare program specifically requires that billing agents who receive Medicare payments on behalf of healthcare providers must meet certain requirements, and the agent’s compensation may not be related in any way to the amount billed or collected or the actual collection of payment. Medicaid regulations similarly provide that Medicaid payments may be received by billing agents in the name of their clients without violating anti-assignment requirements if payment to the agent is related to the cost of the billing service, not related on a percentage basis to the amount billed or collected, and not dependent on collection of payment.
Electronic Prescribing Laws
States have differing prescription format and signature requirements. Due in part to recent industry initiatives, federal law and the laws of all 50 states now permit the electronic transmission of prescription orders. In addition, effective on January 1, 2006, the Department of Health and Human Services promulgated its final E-Prescribing and the Prescription Drug Program regulations. These regulations, issued pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”), consist of detailed standards and requirements, in addition to the HIPAA standards discussed previously, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. Aspects of our services are affected by such regulation, as our clients need to comply with these requirements.
Anti-Tampering Laws
For certain prescriptions that cannot or may not be transmitted electronically from physician to pharmacy, both federal and state laws require that the written forms used exhibit anti-tampering features. For example, the U.S. Troop Readiness, Veterans’ Care, Katrina Recovery, and Iraq Accountability Appropriations Act of 2007 requires that most prescriptions covered by Medicaid must demonstrate security features that prevent copying, erasing, or counterfeiting of the written form. Because our clients will, on occasion, need to use printed forms, we must take these laws into consideration for purposes of the prescription functions of our athenaClinicals service.
Electronic Health Records Certification Requirements
The HITECH Act directs the Office of the National Coordinator for Health Information Technology, or ONCHIT, to support and promote meaningful use of certified EHR technology nationwide through the adoption of standards, implementation specifications, and certification criteria programs. In January 2011, HHS issued a final rule to establish a permanent certification program for EHR technology. Our athenaClinicals service has been certified as a 2014 Edition Complete EHR in accordance with the applicable certification criteria.
United States Food and Drug Administration
The U.S. Food and Drug Administration (“FDA”) has promulgated a draft policy for the regulation of computer software products as medical devices and a proposed rule for reclassification of medical device data systems under the Federal Food, Drug and Cosmetic Act, as amended, or FDCA. The FDA has stated that health information technology software is a medical device under the FDCA, and we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in health care settings regardless of whether the draft policy or proposed rule is finalized or changed. We anticipate additional guidance on this subject by mid-2014, in the form of a report to be issued by the FDA, ONCHIT, and the Federal Communications Commission. This report would propose a regulatory framework for health information technology that promotes innovation, protects patient safety, and avoids regulatory duplication.
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
Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, and criminal prosecutions.
Foreign Regulations
Our subsidiary in Chennai, India, is subject to additional regulations by the Government of India, as well as its regional subdivisions. These regulations include Indian federal and local corporation requirements, restrictions on exchange of funds, employment-related laws, and qualification for tax status and tax incentives.

Intellectual Property
We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, databases, and our brand. We have filed U.S. and international patent applications covering certain of our proprietary technology. As of December 31, 2013, we held eleven U.S. patents, two foreign patents, with twenty U.S. patent applications pending and seven foreign patent applications pending. Our issued U.S. patents are expected to expire between 2020 and 2031. We also rely on a combination of registered and unregistered trademarks and service marks to protect our brand. We will continue to file and prosecute applications for patents and trademarks when and where appropriate to protect our rights in proprietary technologies and our brand.
While our patents, trademarks, copyrights, and trade secrets provide some advantage and protection, we believe the following factors are more essential to establishing and maintaining a competitive advantage:

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
We have a policy of requiring employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Our agreements with clients include confidentiality and non-disclosure provisions.
Seasonality
There is moderate seasonality in the activity level of medical practices and our clients in the pharmaceutical industry. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Our pharmaceutical clients’ budgeting process impacts the timing of revenue related to sales of sponsored clinical information and decision support services, which has historically been highest in the fourth quarter. In addition, as further explained in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, our revenues and operating results may fluctuate from quarter to quarter depending on a host of factors including, but not limited to, the severity, length, and timing of seasonal and pandemic illnesses.
Employees
As of December 31, 2013, we had 2,966 full-time employees, with 1,533 in service operations, 473 in sales and marketing, 676 in research and development, and 284 in general and administrative functions. Of these full-time employees, 2,667 were located in the U.S. and 299 were located in Chennai, India. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.
Financial Information
The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
Where You Can Find More Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website (www.athenahealth.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications (“IDEA”) system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

•
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

•
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

•
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
While Internet-based medical business services have become more accepted, the market for these services remains narrowly based, and it is uncertain whether these services will achieve and sustain the high levels of demand and market acceptance we anticipate. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand business services in general, and for their revenue, clinical, and patient cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services, because they have concerns regarding the risks associated with the security and reliability, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition, or operating results.
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
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of copyright, patent, trademark, trade secret, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect these rights.
Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have eleven issued U.S. patents (seven applicable to our Epocrates services), two issued foreign patents (both applicable to our Epocrates services), and a number of U.S. and foreign patent applications pending as of December 31, 2013, the scope of issued patents may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future.
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
We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients of our physician clients, or stockholders. For example, in May 2013 we purchased the property on which our corporate headquarters are located. This property is a former Superfund site, and our ownership of it, or any of our other properties, could expose us to liability under applicable environmental laws, as well as to liability as a landlord or as owner of property that may be used by members of the public. Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.
RISKS RELATED TO OUR BUSINESS — OPERATIONS
We depend upon third-party service providers for important processing functions. If these third-party providers do not fulfill their contractual obligations or choose to discontinue their services, our business and operations could be disrupted and our operating results would be harmed.
We have entered into service agreements with International Business Machines Corporation (which relationship is currently being wound down); Vision Business Process Solutions Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation); and Access Healthcare Services USA, LLC to provide data entry and other services from facilities located in India and the Philip pines to support our client service operations. Among other things, these providers process critical claims data and clinical documents. If such services fail or are of poor quality, our business, reputation, and operating results could be harmed. Failure of these service providers to perform satisfactorily could result in client dissatisfaction, disrupt our operations, and adversely affect operating results. With respect to these service providers, we have significantly less control over the systems and processes involved than if we maintained and operated them ourselves, which increases our risk. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources, and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients, and reduction of our revenue or operating margin.
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
If we acquire companies or technologies, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.
As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring products, technologies, or businesses that will help our business;

•	difficulties in integrating operations, technologies, services, and personnel;

•	the loss of key personnel;

•	failure to achieve anticipated operational efficiencies;

•	inconsistencies in standards, controls, procedures, or policies that give rise to additional costs;

•	diversion of financial and managerial resources from existing operations and other potential acquisitions and investments;

•	the risk of entering new markets in which we have little to no experience;

•	risks related to the assumption of known and unknown liabilities;

•	the risk of write-offs and the amortization of expenses related to purchased intangible assets; and

•	delays in client purchases due to uncertainty and the inability to maintain relationships with clients of the acquired businesses.
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
Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the extent to which our services achieve or maintain market acceptance;

•	our ability to introduce new services and enhancements to our existing services on a timely basis;

•	new competitors and the introduction of enhanced products and services from new or existing competitors;

•	the length of our contracting and implementation cycles and our fulfillment periods for our services to pharmaceutical companies;

•	changes in Client Days in Accounts Receivable;

•	the severity, length, and timing of seasonal and pandemic illnesses;

•
seasonal declines in the use of physician services, generally in the late summer and during the holiday season, which lead to a decline in collections by our physician clients about 30 to 50 days later;

•	the financial condition of our current and future clients;

•	changes in client budgets and procurement policies;

•	changes in pharmaceutical company demand as a result of delays or changes in product approvals and changes in regulations or marketing strategies;

•	the amount and timing of our investment in research and development activities;

•	the amount and timing of our investment in sales and marketing activities;

•	technical difficulties or interruptions in our services;

•	our ability to hire and retain qualified personnel and maintain an adequate rate of expansion of our sales force;

•	changes in the regulatory environment related to health care;

•	regulatory compliance costs;

•	the timing, size, and integration success of potential future acquisitions; and

•	unforeseen legal expenses, including litigation and settlement costs.
Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance.
A significant portion of our operating expense is relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue and profitability. Accordingly, unexpected revenue shortfalls, lower-than-expected revenue increases as a result of planned expenditures, and longer-than-expected impact on profitability and margins as a result of planned expenditures may decrease our gross margins and profitability and could cause significant changes in our operating results from quarter to quarter. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.
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
The current economic situation may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our practice clients. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our clients could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. Further, despite the cost benefits that we believe our services provide, prospective clients may wish to delay contract decisions due to implementation costs or be reluctant to make any material changes in their established business methods in the current economic climate. With a reduction in tax revenue, state and federal government health care programs, including reimbursement programs such as Medicaid or initiatives under the Affordable Care Act, may be reduced or eliminated, which could negatively impact the payments that our practice clients receive.
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
As a result of our variable sales and implementation cycles for our athenahealth services, and the uncertainty as to the timing of the fulfillment of our Epocrates services, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
The sales cycle for our athenahealth services can be variable, typically ranging from three to five months from initial contact to contract execution, although this period can be substantially longer. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation, although some of our new-client set-up projects—especially those for larger practice clients—are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over an expected attribution period of the longer of the estimated expected customer life, currently twelve years, or the contract term.
Even if implementation has begun, there can be no assurance that we will recognize revenue on a timely basis or at all from our efforts. Implementation for a given practice client may be canceled, as our contracts typically provide that they can be terminated for any reason or no reason on 90 days’ notice. Despite the fact that we typically require a deposit in advance of implementation, some clients have canceled before our services have been started. In addition, implementation may be delayed, or the target dates for completion may be extended into the future, for a variety of reasons, including the needs and requirements of the client, delays with payer processing, and the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our provision of the revenue cycle, clinical cycle, or patient cycle services upon which we realize most of our revenues will be delayed, and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the canceled implementation process and lost opportunity for implementing paying clients in that same period of time.
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
We currently have a credit agreement which contains financial covenants, including maintaining a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a consolidated senior leverage ratio. As of December 31, 2013, we borrowed $223.8 million under the agreement and were in compliance with its financial covenants. There is no assurance that we will continue to be in compliance with all of the covenants under the agreement, and, if at any point we fail to comply with the financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the agreement. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes and adversely affecting our business.
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
Our services involve the web-based storage and transmission of clients’ and members’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. From time to time we may detect vulnerabilities in our systems, which, even if they do not result in a security breach, may reduce customer confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client, member, or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and efforts to prevent future occurrences. We rely upon users of our systems for key activities to promote security of those systems and the data within them, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our users have failed to perform these activities. Failure of users to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales, clients, and members. In addition, our practice clients may authorize or enable third parties to access their data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.
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
In addition to the services we provide from our offices, we currently serve our practice clients from three third-party data-hosting facilities located in the greater Boston, Massachusetts, and Dallas-Fort Worth, Texas, areas. These facilities are operated by Colospace Inc. and two subsidiaries of Digital Realty Trust, Inc. In addition, in December 2009 we signed a contract with a major provider of disaster recovery services, SunGard Availability Services, LP, to store our disaster recovery plans and provide disaster recovery testing services. In the case of a significant event at any of these data centers, we could move operations from that data center to our other data centers within a reasonable timeframe. For our Epocrates services, in addition to our operations at our facility in San Mateo, California, we use a co-location service administered by AT&T, Inc. in Redwood City, California.
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
Our ability to deliver our Internet- and telecommunications-based services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable mobile device, telephone, facsimile, and pager systems. Our services are designed to operate without interruption in accordance with our service level commitments and meet user expectations. However, we have experienced and expect that we will experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment or service providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users or clients. To operate without interruption, both we and our service providers must guard against:

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
Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and clients, adversely affect our brands and business, and expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.
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

We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our services, which could damage our reputation, harm our ability to attract and maintain clients and members, and decrease our revenue.
We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Oracle Corporation and storage devices from International Business Machines Corporation and EMC Corporation. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our services, which could damage our reputation, harm our ability to attract and maintain clients and members, and decrease our revenue.
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
We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. For example, the provisions of the HITECH Act and the regulations issued under it (including the omnibus rule promulgated in January 2013) have provided clarification of certain aspects of both the Privacy and Security Rules, expansion of the disclosure requirements for a breach of the Security Rule, and strengthening of the civil and criminal penalties for failure to comply with HIPAA. In addition, ONCHIT is coordinating the ongoing development of standards to enable interoperable health information technology infrastructure nationwide based on the widespread adoption of electronic health records in the health care sector. We are unable to predict what, if any, impact the changes in such standards will have on our compliance costs or our services.
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

•
Legislation relating to payments to physicians.    Legislation enacted or pending in several states and enacted at the federal level as part of the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 mandates public disclosure of, or otherwise regulates or limits the providing of, certain gifts and payments by pharmaceutical companies to physicians. These laws may be interpreted to cover honorarium payments made to physicians for participation in market research activities sponsored by pharmaceutical companies. Because we currently provide market research services involving participants from our member network, the increased adoption and enforcement of these laws and the application of any public disclosure requirements or other limitations may have a negative impact on the ability of pharmaceutical companies to sponsor these activities or the willingness of physicians to participate in the market research. To date, we have not experienced a significant reduction in our market research services business as a result of these laws in the few jurisdictions in which they have been enacted and become effective. However, we cannot predict how pharmaceutical companies or physicians will respond when such legislation becomes more widespread or becomes effective at the federal level. A significant decline in the sponsorship of our market research services by pharmaceutical companies or the agencies that represent such companies, or a significant decline in physicians’ willingness to participate in such studies could negatively impact our operating results.

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

•
Electronic Health Records Laws.    A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect how such technology is provided. As a company that provides EHR functionality, our systems and services must be designed in a manner that facilitates our practice clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service was certified as a 2014 Edition compliant Complete EHR by CCHIT, an ONC-ATCB, in accordance with the applicable certification criteria adopted by the Secretary of the U.S. Department of Health and Human Services (HHS). However, such certification does not represent an endorsement of our athenaClinicals service by HHS or guarantee the receipt of incentive payments. While we believe that our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future requirements.

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

•
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

•
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

•
Medical Device Laws.    The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In addition, in February 2011 the FDA issued a final rule regarding regulation of Medical Device Data Systems (MDDSs), which are systems that are intended to transfer, store, convert, or display medical device data. While EHRs are expressly exempted from the final rule, it is possible that future changes in our services could involve the transfer, storage, conversion, or display of medical device data. In addition, a report, which we anticipate by mid-2014 from the FDA, ONCHIT, and the Federal Communications Commission, is expected to propose a regulatory framework for health information technology for the purpose of promoting innovation, protecting patient safety, and avoiding regulatory duplication. To the extent that our software is considered a medical device under the policy or an MDDS under the final rule, or is the subject of additional regulation promulgated as a result of the report, we, as a provider of application functionality, could be required, depending on the functionality, to:

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
Potential health care reform and new regulatory requirements placed on our software, services, and content could impose increased costs on us, delay or prevent our introduction of new service types, and impair the function or value of our existing service types.
Our services may be significantly impacted by health care reform initiatives and will be subject to increasing regulatory requirements, either of which could affect our business in a multitude of ways. If substantive health care reform or applicable regulatory requirements are adopted, we may have to change or adapt our services and software to comply. Reform or changing regulatory requirements may also render our services obsolete or may block us from accomplishing our work or from developing new services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop services or software. For example, the conversion to the ICD-10 standard in October 2014 for coding medical diagnoses will likely cause significant disruption to our industry and consume a large amount of resources on our part. Such reforms may also make introduction of new service types more costly or more time-consuming than we currently anticipate. Such changes may even prevent introduction by us of new services or make the continuation of our existing services unprofitable or impossible.
Potential additional regulation of the disclosure of health information outside the United States may adversely affect our operations and may increase our costs.
Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state level that would limit, forbid, or regulate the use or transmission of medical information outside of the United States. Such legislation, if adopted, may render our use of our off-shore partners, such as our data-entry and customer service providers, for work related to such data impracticable or substantially more expensive. Alternative processing of such information within the United States may involve substantial delay in implementation and increased cost.
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
In the past few years, various entities and federal programs have provided subsidies for services similar to ours, including EHR initiatives. While we have qualified for and participated in many of such subsidy programs, we cannot guarantee that we will be able to do so in the future. To the extent that we do not participate in such programs, demand for our services may be reduced, which may decrease our revenues.
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
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of December 31, 2013, we had approximately 37.3 million shares of common stock outstanding, with a large percentage held by a few institutional shareholders. Moreover, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.
We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan, and we have assumed the 1999 Stock Option Plan, 2008 Equity Incentive Plan, and 2010 Equity Incentive Plan of Epocrates, under which all issuable common stock has been registered. As of December 31, 2013, we had outstanding options to purchase approximately 2.2 million shares of common stock (approximately 1.4 million of which were exercisable at December 31, 2013) that, if exercised, would result in those shares becoming available for sale in the public market. As of December 31, 2013, we had outstanding restricted stock units totaling approximately 1.2 million that, if vested, would result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
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
Our primary location is 311 Arsenal Street in Watertown, Massachusetts. As of December 31, 2013, we owned the building housing our headquarters as part of our purchase of the real estate commonly known as the Arsenal on the Charles, located in Watertown, Massachusetts in May 2013. The Arsenal on the Charles is an expansive 29-acre, multi-building, commercial property which includes approximately 762,000 square feet of office space, where we were leasing space for our headquarters and related operating activities prior to the transaction. We currently occupy 261,000 square feet of these facilities and lease the remaining portion. Additionally, we own a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land in Belfast, Maine, as well as a conference and training facility on approximately 396 acres of land in Northport, Maine.
We lease the remainder of our facilities. We lease 75,000 square feet in Atlanta, Georgia, which is under lease until June 16, 2025; 37,506 square feet in Chennai, India, through our Indian subsidiary, athenahealth Technology Private Limited, until October 31, 2014; and space in various locations throughout the United States. Additionally, we operate data centers nationwide, including at our headquarters and our Belfast, Maine offices and in Bedford, Massachusetts and Dallas, Texas.

Item 3.	Legal Proceedings.
On July 18, 2011, we filed a complaint against ADP AdvancedMD, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that ADP AdvancedMD, Inc. has infringed two of our U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” On May 16, 2012, the Court entered the parties’ joint stipulation of dismissal without prejudice of claims and counterclaims related to U.S. Patent No. 7,720,701. A Markman Hearing was held on September 14, 2012, and a ruling was issued on November 26, 2013. We are seeking permanent injunctive relief, damages, pre- and post-judgment costs and interest, and attorneys’ fees.
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

On January 11, 2013, a complaint captioned Bushansky v. Epocrates, Inc., et al., Case No. 519078, was filed in San Mateo County Superior Court (the “Court”) on behalf of a putative class of Epocrates’ shareholders against Epocrates and each member of the Epocrates board of directors. This complaint challenged the proposed merger between Epocrates and one of our wholly owned subsidiaries. On January 25, 2013, a similar complaint was filed in the Court captioned DeJoice v. Epocrates, et al., Case No. 519461. This second complaint made similar allegations against Epocrates and each member of the Epocrates board of directors and included a claim against us for aiding and abetting a breach of fiduciary duty. On January 31, 2013, the Bushansky complaint was amended to include additional allegations. Plaintiffs allege, among other things, that the Epocrates directors breached their fiduciary duties by allegedly agreeing to sell Epocrates at an unfair and inadequate price, failing to take steps to maximize the sale price of Epocrates, and making material omissions to the preliminary proxy statement dated January 25, 2013. The complaints sought to enjoin the merger, other equitable relief, and monetary damages. On March 5, 2013, Epocrates and the plaintiffs signed a memorandum of understanding in which the parties agreed to enter into a stipulation of settlement whereby the plaintiffs and all class members would release all claims related to the merger in exchange for Epocrates filing a supplement to its definitive proxy statement regarding the merger with the SEC, which would include additional disclosures regarding the merger agreement, and an agreement to negotiate in good faith regarding the amount of attorneys’ fees and expenses for which plaintiffs may seek approval from the Court. On October 4, 2013, the court granted final settlement approval including a grant of fees and expenses in the amount of $335,000 to plaintiffs’ counsel. The settlement has no material impact on the Company’s consolidated financial statements.
On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13cv0945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and certain of its former officers and directors. The complaint asserts claims under sections 11, 12, and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its Initial Public Offering and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between the February 2, 2011, IPO and August 9, 2011. The complaint alleges that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay spending on marketing and negatively impacted Epocrates’ sales and revenue growth. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, plaintiff’s costs, attorneys’ fees, and such other and further relief as the Court may deem just and proper. On December 9, 2013, we filed a motion to dismiss the complaint. We believe that we have meritorious defenses to the complaint and will continue to contest the claims vigorously.
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

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$99.79	$74.45
Second Quarter	$98.42	$82.01
Third Quarter	$117.72	$83.57
Fourth Quarter	$144.42	$104.66
Fiscal Year Ended December 31, 2012
First Quarter	$78.24	$48.75
Second Quarter	$87.16	$69.34
Third Quarter	$97.37	$78.67
Fourth Quarter	$92.56	$56.33
Holders
The last reported sale price of our common stock on the NASDAQ Global Select Market on February 5, 2014, was $141.51 per share. As of February 5, 2014, we had 90 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer and Data Processing Index for each of the last five fiscal years ended December 31, 2013, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

	12/08	12/09	12/10	12/11	12/12	12/13
athenahealth, Inc.	$100	$120	$109	$131	$195	$358
NASDAQ Composite-Total Returns Index	$100	$145	$172	$170	$201	$281
NASDAQ Computer and Data Processing Index	$100	$163	$186	$180	$205	$295
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2013, there were no purchases made by us, on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenue:
Business services	$563,237	$408,496	$312,768	$237,145	$183,230
Implementation and other	31,766	13,775	11,299	8,393	5,297
Total revenue	595,003	422,271	324,067	245,538	188,527
Expenses (1):
Direct operating	238,672	166,886	122,795	96,582	79,017
Selling and marketing	149,488	104,300	79,775	52,675	34,072
Research and development	57,639	33,792	23,343	18,448	14,348
General and administrative	99,776	57,025	48,711	43,119	36,111
Depreciation and amortization	43,575	25,641	16,710	11,117	7,767
Total expenses	589,150	387,644	291,334	221,941	171,315
Operating income	5,853	34,627	32,733	23,597	17,212
Other (expense) income:
Interest expense	(3,905)	(407)	(314)	(753)	(968)
Other income	283	658	461	256	1,861
Total other (expense) income	(3,622)	251	147	(497)	893
Income before income tax benefit (provision)	2,231	34,878	32,880	23,100	18,105
Income tax benefit (provision)	363	(16,146)	(13,834)	(10,396)	(8,829)
Net income	$2,594	$18,732	$19,046	$12,704	$9,276
Net income per share – Basic	$0.07	$0.52	$0.54	$0.37	$0.28
Net income per share – Diluted	$0.07	$0.50	$0.53	$0.36	$0.27
Weighted average shares used in computing net income per share – basic	36,856	35,956	35,046	34,181	33,584
Weighted average shares used in computing net income per share – diluted	38,257	37,133	36,050	35,204	34,917

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$65,002	$193,080	$119,865	$116,175	$82,849
Current assets	178,657	274,184	183,136	163,650	126,379
Total assets	796,396	428,452	348,786	261,170	211,077
Current liabilities	149,756	66,817	59,573	40,592	37,489
Total non-current liabilities	255,332	49,987	52,742	49,825	46,270
Total liabilities	405,088	116,804	112,315	90,417	83,759
Total indebtedness including current portion	223,750	—	—	9,216	12,388
Total stockholders’ equity	391,308	311,648	236,471	170,753	127,318

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
(1) Amounts include stock-based compensation as follows:
Direct operating costs	$7,778	$5,619	3,173	2,298	1,589
Selling and marketing	12,057	7,717	5,645	3,509	2,126
Research and development	4,238	3,213	2,311	2,014	1,015
General and administrative	18,575	10,687	7,772	6,656	3,584
Total stock-based compensation expense	$42,648	$27,236	$18,901	$14,477	$8,314
Amortization of capitalized stock-based compensation related to software development (2)	1,027	257	—	—	—
Total	$43,675	$27,493	$18,901	$14,477	$8,314

(2)
In addition, for the years ended December 31, 2013 and 2012, $2.2 million and $0.8 million of stock-based compensation was capitalized in the software development costs line in the Consolidated Balance Sheets for which $1.0 million and $0.3 million was included in the depreciation and amortization expense line in the Consolidated Statements of Income. The amount of stock-based compensation related to capitalized software development costs in prior periods was not significant.

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
Overview
athenahealth provides cloud-based business services that help medical caregivers achieve and sustain financial health by collecting more revenue and greatly reducing their administrative work burden. These services are designed to minimize the hassles that caregivers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. Our services are delivered and consumed through a single instance of our cloud-based platform, athenaNet. We differentiate our services by continuously updating and improving our services via athenaNet. Regular updates to athenaNet are free and automatic for everyone on the network. As a web-based platform, athenaNet can be quickly implemented by our staff, with low upfront costs to clients.
The services provided through our single-instance cloud are offered as a suite of four seamlessly integrated services: athenaCollector for revenue cycle and practice management, athenaClinicals for electronic health record management, athenaCommunicator for automated, live and online patient communications, and athenaCoordinator for referral cycle management. Beginning in 2014, athenaCoordinator includes our financial and operations management and our population health management services. These services are the result of the integration of Anodyne Health Partners, Inc. (business intelligence tools) and Healthcare Data Services LLC (patient population health management) acquisitions.
Each service we provide is supported by a model comprised of three distinct but interconnected components: cloud-based software (“Software”), networked knowledge (“Knowledge”), and back-office work (“Work”). The cloud-based software is provided at no extra charge to users but is the primary conduit through which we exchange information between clients, insurance payers, and our staff of experts. Knowledge is infused into each of our services via our Rules Engine as we work with clients, insurance payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance, making the network “smarter” and more powerful for all clients. The network’s shared knowledge and transparency also allows clients to monitor and benchmark their performance against those of other practices across the network. The third component to each of our services is the Work that we perform on behalf of our clients. Wherever possible, we replace manual processes with automation, but where automation is not possible, we perform the work on our clients’ behalf. These services range from receiving, scanning, and delivering incoming faxes to tracking claims with insurance payers. This unique service model of Software, Knowledge, and Work is the core of our aligned success model. We charge clients a percentage of collections, in most cases, connecting our financial results directly to that of our clients and our ability to drive revenue to medical practices.
We also provide clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) the opportunity to sponsor clinical information and decision support services in order to engage with Epocrates’ member network, and offer the sale of subscriptions to Epocrates’ premium drug and clinical reference tools to health care professionals.
For the year ended December 31, 2013, we generated revenue of $595.0 million from the sale of our services compared to $422.3 million for the year ended December 31, 2012, and $324.1 million for the year ended December 31, 2011. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominately derived from core athenahealth business services that we provide on an ongoing basis. Revenue from business services associated with our four integrated services is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of such revenue include growth in the number of physicians and other medical providers working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
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
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including our estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock options; (5) allocation of direct and indirect expenses; (6) fair value of acquired intangible assets and long-lived tangible assets in a business combination; (7) fair value of reporting units for goodwill impairment test; and (8) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. Please refer to the tables below for those estimates and assumptions which we deem to be the most critical. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
Our significant accounting policies are discussed in Note 1 – Nature of Operations and Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the audit committee of our board of directors.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

Revenue Recognition

All revenue, other than implementation revenue, is recognized when the service is performed. We recognize revenue when there is evidence of an arrangement, the service has been provided to the client, the collection of the fees is reasonably assured, and the amount of fees to be paid by the client is fixed or determinable. We derive our revenue from business services associated with our four integrated services and from subscriptions to and sponsored clinical information and decision support services for our point of care medical application.

Our clients typically purchase one-year service contracts related to our integrated services that renew automatically upon completion. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to our cloud-based network, athenaNet; minimum fees; flat fees; or per-claim fees where applicable. Invoices are generated within the first two weeks of the subsequent month and delivered to clients primarily by e-mail. For most of our clients, amounts due are then deducted from a pre-defined bank account one week after invoice receipt via an auto-debit transaction. Unbilled amounts that have been earned are accrued and recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances.

Subscriptions for the Epocrates point of care medical application are entered into by a member via an internal or third-party digital distribution platform or through a redeemable license code which expires within six to 12 months of issuance. Basic subscriptions are free and do not expire. Premium subscription fees are assessed on the length of the subscription period, typically one year, and payment occurs at the time of order, which is in advance of the services being performed, and are recorded as deferred revenue. Premium subscriptions are recognized ratably over the

Determining whether and when some of our revenue recognition criteria have been satisfied often involves judgments that can have a significant impact on the timing and amount of revenue we report. For example, our assessment of the likelihood of collection is a critical element in determining the timing of revenue recognition. If we do not believe that collection is reasonably assured, revenue is deferred.

Multiple element arrangements require judgments as to how to allocate the arrangement consideration to each deliverable. We maintain a standard price list by service; however, certain incentives, such as discounts, may be offered to clients when they purchase multiple services. Such discounting is subject to various levels of management approval and any discount offered is based on the total contract value. Due to the specific nature of these agreements and the variability in the amount of discount offered for individual services across multiple contracts, we have not been able to conclude that a consistent number of standalone sales of a deliverable have been priced within a reasonably narrow range in order to assert that we have established VSOE.

When we cannot establish VSOE of fair value, we then determine if we can establish TPE of fair value. TPE is determined based on competitor prices for similar deliverables when sold separately. Our services differ significantly from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically unable to determine TPE.

If both VSOE and TPE do not exist, we use BESP to establish fair value and to allocate total consideration to each element in the arrangement.

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Our calculation of BESP may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if our BESP is too high or too low for an individual or group of deliverables, the amount of revenue recognized within each reporting period would be inaccurate. The amount of deferred revenue related to separable deliverables with BESP is $22.4 million as of December 31, 2013.

Our estimate of expected performance period may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if, in the future, we need to increase our estimated expected performance period to a period longer than 12 years, the amount we would recognize in each accounting period would decrease. On the other hand, if, in the future, we need to decrease our estimated expected performance period to a period shorter than 12 years, the amount we would recognize in each accounting period would increase. The amount of deferred revenue related to non-refundable up-front fees is $41.3 million as of December 31, 2013.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions
contracted term of delivery, typically a year. If a license code expires before it is redeemed, revenue is recognized upon expiration.

Clients in the health care industry typically enter into sponsored clinical information and decision support service arrangements that contain various combinations of services that are generally fulfilled within one year. The clients are charged a fee for the entire group of services to be provided and are typically billed a portion of the contracted fee upon signing of the agreement with the balance billed upon one or more future milestones. Because billings typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Each service deliverable within these multiple element arrangements is accounted for as a separate unit and consideration is allocated using our best estimate of selling price (“BESP”) if we do not have vendor specific objective evidence of selling price (“VSOE”) of fair value or third-party evidence (“TPE”) of fair value.

Any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative fair value of each element.

The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including an analysis of recent stand-alone sales of that product, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

Multiple element arrangements require judgment as to whether deliverables meet the criteria to be separated into separate units of accounting. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the client. We believe that our implementation service related to our integrated services is not separable from the ongoing business services, as the implementation services do not have value to the customer on a standalone basis.

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

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

Purchased Intangible Assets and Goodwill

Business Combinations, including purchased intangible assets are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses. Measurement period adjustments relate to adjustments to the fair value of assets acquired and liabilities assumed based on information that we should have known at the time of acquisition. All changes to purchase accounting that do not qualify as measurement period adjustments are included in current period earnings.
The fair value amount assigned to intangible assets is based on an exit price from a market participant’s viewpoint, and utilizes data such as discounted cash flow analysis and replacement cost models. We review acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually on November 30th or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Fair value accounting as it relates to business combinations and impairment testing requires us to make significant estimates and assumptions.

Critical estimates in valuing certain intangible assets and the fair value of reporting units during goodwill impairment tests include, but are not limited to, identifying reporting units, historical and projected customer retention rates, anticipated growth in revenue from the acquired customers, expected future cash outflows, the allocation of those cash flows to identifiable intangible assets, estimated useful lives of these intangible assets and a probability-weighted income approach based on scenarios in estimating achievement of operating results.

Significant judgment in testing goodwill for impairment also includes assigning assets and liabilities to those reporting units and determining the fair value of each reporting unit based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

Management’s best estimates and assumptions are employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.

Future business and economic conditions, as well as differences actually related to any of the assumptions, could materially impact the financial statements through impairment of goodwill, intangible assets, and acceleration of the amortization period of the purchased intangible assets, which are finite-lived assets.

As of December 31, 2013, the carrying amounts of goodwill and purchased intangibles were $198.0 million and $168.4 million, respectively.

Financial Operations Overview
Revenue. We derive our revenue from two sources: from business services associated with our revenue cycle and practice management service, electronic health record management service, patient communication management service, care coordination management service, financial and population analytics offerings, and from subscriptions to and sponsored clinical information and decision support services for our point of care clinical application; and from implementation and other services. Implementation and other services revenue consists primarily of professional services fees related to assisting clients with the initial implementation of our services, for ongoing training and related support services, and for third-party tenant revenue. Business services accounted for approximately 95% and 97% of our total revenues for the years ended December 31, 2013 and 2012, respectively. Business services revenue is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per-statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns. Implementation and other services revenue is largely driven by the increase in the volume of our new business. As a result, we expect implementation and other services revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the years ended December 31, 2013, 2012, and 2011.
Direct Operating Expense. Direct operating expense consists primarily of salaries, benefits, claim processing costs, stock-based compensation related to personnel who provide services to clients, including staff who implement new clients, and other direct expenses. We expense implementation costs as incurred. We include in direct operating expense all service costs incurred to fulfill our revenue contracts. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, the direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense includes costs associated with third-party tenant revenue for the Arsenal on the Charles. Direct operating expense does not include allocated amounts for rent expense, depreciation, and amortization, except for a portion of amortization related to certain purchased intangible assets.
Selling and Marketing Expense. Selling and marketing expense consists primarily of marketing programs (including trade shows, brand messaging, and on-line initiatives) and personnel-related expense for sales and marketing employees (including salaries, benefits, commissions, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and to expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase in line with revenue growth. Sales and marketing expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for a portion of amortization related to certain purchased intangible assets.
Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expenses) and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely increase as a percent of revenue as we develop and enhance new and existing services; however, the amount of expenditures that should be capitalized as software development costs versus expensed as research and development could vary based on the specific projects we undertake.
General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including salaries, benefits, stock-based compensation, non-billable travel, lodging, and other out-of-pocket employee-related expense), occupancy and other indirect costs (including building maintenance and utilities for space occupied by the Company), and insurance premiums; and, outside professional fees for accountants, lawyers, external costs associated with acquisitions, change in the fair value of contingent consideration, and consultants. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time.
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
Other Income (Expense). Other income (expense) is primarily comprised of interest expense. Interest expense consists primarily of interest costs related to our term and revolving loans under our credit facility and the amortization of deferred financing fees.
Income Tax (Provision) Benefit. Income tax (provision) benefit consists of federal and state income taxes in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to transaction costs associated with stock acquisitions, any changes in the fair value of contingent consideration related to non-tax deductible goodwill, the treatment of Incentive Stock Options (“ISOs”), and the impact of certain tax deduction limits related to certain of our highly compensated officers. Transaction costs related to stock acquisitions are primarily non-tax deductible. The changes in the fair value of contingent consideration related to non-tax deductible goodwill and the treatment of disqualifying dispositions related to ISOs are also treated as discrete items, which means that they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. We substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these options since we cannot anticipate when disqualifying dispositions related to these stock options will occur.
Results of Operations
Consolidated Results of Operations
The following table sets forth our consolidated results of operations as a percentage of total revenue for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
	2013	2012	2011
Revenue:
Business services	94.7%	96.7%	96.5%
Implementation and other	5.3	3.3	3.5
Total revenue	100.0	100.0	100.0
Expense:
Direct operating	40.1	39.5	37.9
Selling and marketing	25.1	24.7	24.6
Research and development	9.7	8.0	7.2
General and administrative	16.8	13.5	15.0
Depreciation and amortization	7.3	6.1	5.2
Total expense	99.0	91.8	89.9
Operating income	1.0	8.2	10.1
Other (expense) income:
Interest expense	(0.7)	(0.1)	(0.1)
Other income	0.1	0.2	0.2
Total other (expense) income	(0.6)	0.1	0.1
Income before income taxes	0.4	8.3	10.2
Income tax provision	—	(3.9)	(4.3)
Net income	0.4%	4.4%	5.9%

Percentages for each line item may not sum to the totals or subtotals for each fiscal year due to rounding.
Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,		Change
	2013	2012	Amount	Percent
	(in thousands)
Business services	$563,237	$408,496	$154,741	38%
Implementation and other	31,766	13,775	17,991	131%
Total	$595,003	$422,271	$172,732	41%
Revenue. Total revenue for the year ended December 31, 2013 increased by 41% due to an increase in business services revenue.
Business Services Revenue. The increase in business services revenue is primarily driven by the growth in the number of physicians and providers using our services, and additionally due to revenue from sponsored clinical information and decision support services and subscriptions. The increases in the number of physicians and providers using our revenue cycle and practice management service, athenaCollector; electronic health record management service, athenaClinicals; and patient communication management service, athenaCommunicator; are as follows:

		As of December 31,
		2013	2012	Change
		Amount	Amount	Amount	Percent
athenaCollector	Physicians	35,858	28,011	7,847	28%
	Providers	50,212	39,752	10,460	26%
athenaClinicals	Physicians	12,388	7,949	4,439	56%
	Providers	16,805	10,926	5,879	54%
athenaCommunicator	Physicians	21,516	10,153	11,363	112%
	Providers	28,360	14,065	14,295	102%
Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed are as follows:

	Year Ended December 31,		Change
	2013	2012	Amount	Percent
	(in millions)
Collections processed	$11,663.5	$9,183.6	$2,479.9	27%

The year ended December 31, 2013 includes $52.4 million of total revenue attributable to sponsored clinical information and decision support services and subscriptions.
Implementation and Other Revenue. The increase in revenue from implementation and other revenue was primarily driven by third-party tenant revenue of $9.7 million associated with the Arsenal on the Charles property from the date of acquisition in May through December 31, 2013. Implementation and other revenue was also increased by new client implementations and increased professional services for our larger client base.

	Year Ended December 31,		Change
	2013	2012	Amount	Percent
	(in thousands)
Direct operating	$238,672	$166,886	$71,786	43%

Direct Operating Expense. The number of claims that we processed on behalf of our clients increased during the year ended December 31, 2013. The increase in direct operating expense is primarily due to the expense of providing these services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Year Ended December 31,		Change
	2013	2012	Amount	Percent
	(in millions)
Total claims submitted	90.8	73.1	17.7	24%
Direct operating employee-related costs, including stock-based compensation, increased $28.5 million from the year ended December 31, 2012, to the year ended December 31, 2013, primarily due to a 12% increase in headcount since December 31, 2012, and an increase in fair value of our recently issued stock-based compensation expense. We increased headcount to meet the current and anticipated demand for our services as our customer base continues to expand and includes larger medical groups. Headcount at December 31, 2013 includes 57 employees from our acquisition of Epocrates in March 2013.
Also contributing to the increase in direct operating expense was amortization related to purchased intangible assets, which increased $8.0 million from the year ended December 31, 2012, to the year ended December 31, 2013, due to our acquisitions of Epocrates during the three months ended March 31, 2013, and the Arsenal on the Charles during the three months ended June 30, 2013. Direct operating expense from the Arsenal on the Charles acquisition date of May 10, 2013, through the period ended December 31, 2013, includes $4.7 million of costs associated with third-party tenant revenue. No cost associated with third-party tenant revenue was included in direct operating expense during the year ended December 31, 2012.

	Year Ended December 31,		Change
	2013	2012	Amount	Percent
	(in thousands)
Selling and marketing	$149,488	$104,300	$45,188	43%
Research and development	57,639	33,792	23,847	71%
General and administrative	99,776	57,025	42,751	75%
Depreciation and amortization	43,575	25,641	17,934	70%
Total	$350,478	$220,758	$129,720	59%
Selling and Marketing Expense. The increase in selling and marketing expense was primarily due to compensation costs, including stock-based compensation expense, internal sales commissions and external channel partner commission, which increased approximately $26.6 million, or 40%, from $65.8 million for the year ended December 31, 2012, to $92.4 million for the year ended December 31, 2013. The cost of compensation is primarily driven by headcount. Our sales and marketing headcount increased 34% since December 31, 2012, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. Headcount at December 31, 2013 also includes 59 employees from our acquisition of Epocrates in March 2013. Also contributing to the increase in selling and marketing expense was a $9.0 million increase in other general marketing-related costs. Finally, amortization related to purchased intangible assets allocated to selling and marketing expense increased $7.3 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to our acquisition of Epocrates during the three months ended March 31, 2013.
Research and Development Expense. The increase in research and development expense was due to higher employee-related costs, including stock-based compensation expense, which increased approximately $23.8 million, or 70%, from $33.8 million for the year ended December 31, 2012, to $57.6 million for the year ended December 31, 2013. This increase is primarily due to a 68% increase in headcount from December 31, 2012. The additional research and development personnel were necessary in order to upgrade and extend our service offerings and develop new technologies. Headcount at December 31, 2013 also includes 97 employees from our acquisition of Epocrates in March 2013. We anticipate that research and development expense will continue to increase in the foreseeable future.
General and Administrative Expense. General and administrative expense increased primarily due to higher employee-related costs, including stock-based compensation expense. Employee-related compensation increased $21.1 million, largely due to a 28% increase in headcount from December 31, 2012. We increased our general and administrative personnel to support our growth. General and administrative headcount at December 31, 2013 also includes 29 employees from our acquisition of Epocrates in March 2013. Included in the employee-related compensation is an increase in stock-based compensation expense of $7.9 million. The stock-based compensation increase for the year ended December 31, 2013 is primarily related to acceleration of vesting for certain Epocrates employees upon termination and an increase in the fair value of recently issued stock-based awards due to an increase in the stock price.

The increase we experienced in headcount drove an increased investment in our infrastructure of $8.3 million for the year ended December 31, 2013. Additionally, transaction costs associated with the Epocrates and the Arsenal on the Charles acquisitions increased general and administrative expenses by $5.1 million for the year ended December 31, 2013. These costs were partially offset by a $2.5 million net gain in the year ended December 31, 2013, due to the early termination of our lease and the realization of the remaining balance in deferred rent upon acquisition of the Arsenal on the Charles property where our corporate headquarters are located in Watertown, Massachusetts. Comparatively, in the year ended December 31, 2012, there was a net fair value adjustment of a $5.1 million credit related to contingent consideration compared to a less than $0.1 million charge in the year ended December 31, 2013.
Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2013, was $43.6 million, an increase of approximately $17.9 million, or 70%, from depreciation and amortization of $25.6 million for the year ended December 31, 2012. This increase was primarily due to higher depreciation from fixed asset expenditures in 2013 and 2012, the acquisition of the Arsenal on the Charles, and higher amortization related to an increase in our software development costs of $8.9 million, $2.1 million and $6.9 million, respectively.
Interest Expense. Interest expense increased for the year ended December 31, 2013, primarily due to the increase in the amount of debt outstanding compared to the prior year.

	Year Ended December 31,		Change
	2013	2012	Amount	Percent
	(in thousands)
Income tax (benefit) provision	$(363)	$16,146	$(16,509)	(102)%
Effective tax rate	(16)%	46%
Income Tax (Benefit) Provision. The change from an income tax provision to an income tax benefit is primarily due to lower pre-tax income and an increase in research and development tax credits, offset by larger permanent items for the year ended December 31, 2013. Research and development tax credits increased $5.0 million in the year ended December 31, 2013 compared to December 31, 2012. This increase is primarily attributable to completion of a multi-year research and development tax study. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Under the accounting guidance on this topic, the effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements for the period that includes the enactment date. The benefit related to the 2012 federal research and development credit of $0.9 million was recorded in the year ended December 31, 2013. The offsetting higher permanent items for the year ended December 31, 2013 were primarily due to non-deductible transaction costs related to the acquisition of Epocrates of $2.2 million.
Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Business services	$408,496	$312,768	$95,728	31%
Implementation and other	13,775	11,299	2,476	22%
Total	$422,271	$324,067	$98,204	30%
Revenue. Total revenue for the year ended December 31, 2012 increased almost entirely due to an increase in business services revenue.

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
Also contributing to this increase was the direct operating employee-related costs, including stock-based compensation, which increased $28.2 million from the year ended December 31, 2011, to the year ended December 31, 2012, primarily due to the 28% increase in headcount since December 31, 2011, and an increase in the fair value of our recently issued stock-based compensation expense. We increased headcount to meet the current and anticipated demand for our services as our customer base has expanded and includes larger medical groups. Amortization related to purchased intangible assets increased $1.1 million from the year ended December 31, 2011, to the year ended December 31, 2012.

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Selling and marketing	$104,300	$79,775	$24,525	31%
Research and development	33,792	23,343	10,449	45%
General and administrative	57,025	48,711	8,314	17%
Depreciation and amortization	25,641	16,710	8,931	53%
Total	$220,758	$168,539	$52,219	31%

Selling and Marketing Expense. The increase in selling and marketing expense was primarily due to employee-related costs, including stock-based compensation expense, internal sales commissions and external partner channel commissions of $15.7 million, or 31%, from $50.0 million for the year ended December 31, 2011, to $65.7 million for the year ended December 31, 2012. Our sales and marketing headcount increased by 28% since December 31, 2011, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. The increase was also due to a $3.4 million increase in travel-related expenses and consulting and a $5.4 million increase in online marketing, offline marketing and other marketing events for the year.
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
General and Administrative Expense. General and administrative expense increased partially due to higher employee-related costs, including stock-based compensation expense, of $6.2 million, due to an increase in headcount and in the fair value of our recently issued stock-based compensation expense. Our general and administrative headcount increased by 26% since December 31, 2011, as we added personnel to support our growth. The increase in headcount drove an increase in our expenditures related to infrastructure by $3.4 million. General and administrative expense for the year ended December 31, 2012 included an increase of $2.3 million in legal, audit, tax, consulting, and external costs associated with acquisitions and insurance expenses along with an increase of $2.6 million in travel expenses, recruiting and corporate events.
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
Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2012 was $25.6 million, an increase of $8.9 million, or 53%, from depreciation and amortization of $16.7 million for the year ended December 31, 2011. This increase was primarily due to higher depreciation from fixed asset expenditures in 2012 and 2011 and higher amortization related to an increase in our software development costs.

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands)
Income tax provision	16,146	13,834	$2,312	17%
Effective tax rate	46%	42%	4%
Income Tax Provision. The effective tax rate is higher due to larger permanent items for the year ended December 31, 2012, primarily related to compensation in excess of tax deduction limits which had a 1.5% unfavorable impact, the change in the Anodyne contingent consideration which is treated as additional non-taxable goodwill which had a 1.5% unfavorable impact and the transaction costs related to the pending acquisition of Epocrates which had a 0.5% unfavorable impact. The rate was also impacted by ISO disqualifying events which impacted the rate favorably by 2% for the year ended December 31, 2012. Comparatively, the effective tax rate for the year ended December 31, 2011 was not impacted by compensation in excess of tax deduction limits, changes related to the Anodyne contingent consideration or non-deductible transaction costs but did have a favorable impact of 2.5% due to ISO disqualifications.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Under the accounting guidance on this topic, the effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements for the interim or annual period that includes the enactment date. The benefit related to the 2012 federal research and development credit of $0.9 million was recorded in the year ended December 31, 2013.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $65.0 million. As of December 31, 2013, we have outstanding indebtedness of $223.8 million. On October 20, 2011, we entered into a credit agreement which provides for a five-year $100 million revolving credit facility (“Revolving Credit Agreement”). The Revolving Credit Agreement contains certain covenants, including consolidated leverage and minimum fixed charge coverage ratios. The interest rates applicable to revolving loans under the Revolving Credit Agreement are at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. We paid a commitment fee during the term of the Revolving Credit Agreement which varied between 0.20% and 0.30% depending on our consolidated leverage ratio. There was no balance outstanding on the revolving credit facility as of December 31, 2012. In connection with the planned acquisition of Epocrates, on January 3, 2013, we borrowed $100 million from our revolving credit facility and, on January 9, 2013, we repaid the borrowed amount in full. The Revolving Credit Agreement was increased by $55 million on January 7, 2013. On March 11, 2013, we borrowed $155.0 million from the revolving credit facility to fund the Epocrates acquisition. The entire amount borrowed under this facility was repaid as of May 10, 2013.
On May 10, 2013, we entered into a five-year $325 million senior credit facility consisting of a $200 million unsecured term loan facility and a $125 million unsecured revolving credit facility (“Senior Credit Facility”). The Senior Credit Facility replaced the Revolving Credit Agreement. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature, and may be used to refinance existing indebtedness, to finance the acquisition of the real estate known as the Arsenal on the Charles, and for working capital and other general corporate purposes. We may increase the Senior Credit Facility up to an additional $100 million subject to certain terms, including obtaining lender commitments. As of December 31, 2013, we had $188.8 million outstanding on the unsecured term loan facility and $35.0 million outstanding on the unsecured revolving credit facility. As of December 31, 2013, we had $90.0 million available on the unsecured revolving credit facility. As of December 31, 2013, we were in compliance with our covenants under the Senior Credit Facility.
We believe our current sources of liquidity will be sufficient to sustain operations, to finance our strategic initiatives, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our analysis is supported by the growth in our new customer base and a high rate of renewal with our existing customers and the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
Commitments
We enter into various purchase commitments with vendors in the normal course of business. We believe that our existing sources of liquidity will be adequate to fund these purchases during the 2014 fiscal year. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees.
Comparison of the Years Ended December 31, 2013 and 2012
Operating Cash Flow Activities

	Year Ended December 31,
	2013	2012	Change
Net income	$2,594	$18,732	$(16,138)
Non-cash adjustments	91,347	37,438	53,909
Net income after non-cash adjustments are added back	93,941	56,170	37,771
Cash (used in) provided by changes in operating assets and liabilities	(633)	14,043	(14,676)
Net cash provided by operating activities	$93,308	$70,213	$23,095

The increase in net cash provided by operating activities for the year ended December 31, 2013, compared to the year ended December 31, 2012, is primarily due to a $37.8 million increase in net income after non-cash adjustments are added back. The increase in non-cash adjustments reflects an increase in depreciation and amortization expense of $32.7 million, primarily the result of the acquisitions of Epocrates and the Arsenal on the Charles, and an increase in stock-based compensation of $15.4 million. The increase in stock-based compensation is the result of an increase in the fair value of recently issued stock-based awards due to an increase in the stock price, as well as the accelerated vesting of stock awards related to the termination of certain employees associated with the integration of Epocrates.
The change in cash (used in) provided by operating assets and liabilities for the year ended December 31, 2013, compared to the year ended December 31, 2012, is mainly driven by a $8.6 million decrease on the cash used related to accounts receivable, a $6.1 million change on the cash provided/used related to deferred revenue, and a $3.9 million related to the cash used for accrued expenses, all offset by the $8.8 million decrease in the cash provided by the prepaid and other assets. The changes in cash used in the accounts receivable is a result of the Epocrates transaction, as typically a portion of each Epocrates clinical information services contract is billed upfront, with the balance paid upon one or more future milestones. The change on the cash provided/used related to deferred revenue is due to a decrease in the amount of implementation fees collected upfront, as small group practices are only doing remote implementations and therefore there is no charge for implementation. In addition, Epocrates deferred revenue is normally billed, collected and recognized over a period of one year which has decreased the rate in which deferred revenue contributes to our cash inflows from working capital. The changes related to accrued expenses are primarily due to timing of invoices. The changes in prepaid and other assets is due to the fact we are currently in an income taxes receivable position and we continue to offset a portion of our income tax assessments with net operating losses from prior years and tax benefits from current year as shown by the excess tax benefit amounts. The amount of excess tax benefit utilized was lower in the current year due to a lower pre-tax net income in the year ended December 31, 2013.
Investing Cash Flow Activities
Net cash used in investing activities increased $424.8 million to $424.9 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Cash flows used in investing activities consist primarily of cash paid for the acquisitions of Epocrates of $242.8 million, net of cash acquired, and the Arsenal on the Charles of $167.3 million.
The increase in net cash used in investing activities is also attributable to increases in purchases of property and equipment of $14.4 million and increases in capitalized software development costs of $13.5 million. We make investments in property and equipment and in software development on an ongoing basis. Our increased investment in property for the period ended December 31, 2013, consists of our expansion to support our growth, including the build-out of our Corporate headquarters. Our increased investment in equipment for the period ended December 31, 2013 consists primarily of purchases of technology infrastructure to provide service stability and additional capacity to support our expanding client base. Our investment in software development consists of company-managed design, development, and testing of new application functionality. The increase in capitalized software development costs for the period ended December 31, 2013, compared to the period ended December 31, 2012, is primarily related to the new automation activities related to the new athenaCoordinator service offering as well as our athenaClinicals offering. We expect these investments to increase in the foreseeable future to support our continued growth and new service offerings, as well as to support expansion in four of our locations during 2014, including our Corporate headquarters and new office space.
These increases in net cash used in investing activities for the year ended December 31, 2013, are partially offset by a $12.8 million decrease in net proceeds and purchases of investments. The net change in proceeds and purchases of our available-for-sale investments is based upon the changes in maturity of our investments in securities, and additionally, we decreased the amount of available-for-sale investments in 2013 due to the the acquisitions of Epocrates and the Arsenal on the Charles property.
Financing Cash Flow Activities
Net cash provided by financing activities increased $214.6 million to $241.7 million for the year ended December 31, 2013, compared to cash provided by financing activities of $27.1 million for the year ended December 31, 2012. Cash provided by financing activities for the year ended December 31, 2013, is primarily attributable to the $200.0 million in proceeds from our term loan which we utilized in our acquisitions of Epocrates and the Arsenal on the Charles, and $35.0 million received in net proceeds from our line of credit.

Comparison of the Years Ended December 31, 2012 and 2011
Operating Cash Flow Activities

	Year Ended December 31,
	2012	2011	Change
Net income	$18,732	$19,046	$(314)
Non-cash adjustments	37,438	23,575	13,863
Net income after non-cash adjustments are added back	56,170	42,621	13,549
Cash used in changes in operating assets and liabilities	14,043	18,143	(4,100)
Net cash provided by operating activities	$70,213	$60,764	$9,449
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
Contractual Obligations
The following table summarizes our long-term contractual obligations and commitments as of December 31, 2013:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Long-term debt (1)	$188,750	15,000	30,000	30,000	113,750	—
Operating lease obligations	87,928	5,658	15,629	16,388	50,253	—
Other	4,851	—	—	—	—	4,851
Total	$281,529	$20,658	$45,629	$46,388	$164,003	$4,851
(1) We have cash interest requirements due on the Senior Credit Facility payable at variable rates which are not included in the above table.
The commitments under our operating leases shown above consist primarily of lease payments for our offices in Atlanta, Georgia; Alpharetta, Georgia; Birmingham, Alabama; Austin, Texas; San Francisco, California; San Mateo, California; Ewing, New Jersey; Princeton, New Jersey; Durham, North Carolina; and Chennai, India.
“Other” consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of December 31, 2013, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the years ended December 31, 2013 and 2012, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.
Interest Rate Risk. We had $223.8 million of outstanding borrowings under our Senior Credit Facility at December 31, 2013. The Senior Credit Facility bears interest at LIBOR plus an applicable margin. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Senior Credit Facility.
During the year ended December 31, 2013, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported by us in interest expense. We did not utilize an interest rate swap during the year ended December 31, 2012.
We recorded the interest rate swap at fair value, which amounted to a liability of $0.4 million at December 31, 2013. A one hundred basis point change in the interest rate on our borrowings outstanding as of December 31, 2013, would result in a change in interest expense of approximately $2.2 million annually.

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2013 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management evaluated the effectiveness of athenahealth’s internal control over financial reporting as of December 31, 2013, excluding an assessment of internal control over Epocrates, Inc., which was acquired on March 12, 2013.  As of December 31, 2013, the revenue transactions of Epocrates are being processed by Epocrates legacy systems and under the internal controls over financial reporting existing at the acquisition date.  All other transactions of Epocrates are maintained on the Company’s systems.  Epocrates revenue transactions included in the consolidated financial statements aggregate 9% of our consolidated financial statement amounts for the year ended December 31, 2013.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), in Internal Control-Integrated Framework.
Based upon this evaluation and those criteria, management believes that, as of December 31, 2013, our internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2013.
Changes in Internal Control
We are in the process of evaluating and integrating Epocrates revenue internal control processes and controls with ours.
Other than the change noted above, there have been no changes in our internal control over financial reporting for the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of athenahealth, Inc.
Watertown, Massachusetts

We have audited the internal control over financial reporting of athenahealth, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over the revenue cycle of Epocrates, Inc., which was acquired on March 12, 2013 and constitutes 9% of revenues of the consolidated financial statement amounts for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting over the revenue cycle at Epocrates, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 7, 2014 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 7, 2014

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in our 2014 Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the information to be contained in our 2014 Proxy Statement.
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
The information required by this Item is incorporated by reference to the information to be contained in our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the information to be contained in our 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the information to be contained in our 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the information to be contained in our 2014 Proxy Statement.

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
(v)    Consolidated Statements of Stockholders’ Equity
(v)    Consolidated Statements of Cash Flows
(vi)    Notes to Consolidated Financial Statements
(2)    Financial Statement Schedules
All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(3)    Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

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
Date: February 7, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush	Chief Executive Officer, President, and Chairman (Principal Executive Officer)	February 7, 2014
(Jonathan Bush)

/s/ Timothy M. Adams	Chief Financial Officer and Senior Vice President (Principal Financial Officer & Principal Accounting Officer)	February 7, 2014
(Timothy M. Adams)

/s/ Amy Abernethy	Director	February 7, 2014
(Amy Abernethy)

/s/ Brandon H. Hull	Lead Director	February 7, 2014
(Brandon H. Hull)

/s/ Dev Ittycheria	Director	February 7, 2014
(Dev Ittycheria)

/s/ John A. Kane	Director	February 7, 2014
(John A. Kane)

/s/ Jacqueline B. Kosecoff	Director	February 7, 2014
(Jacqueline B. Kosecoff)

/s/ James L. Mann	Director	February 7, 2014
(James L. Mann)

/s/ David E. Robinson	Director	February 7, 2014
(David E. Robinson)

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed herewith
		Form	File No.	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Aries Acquisition Corporation, Anodyne Health Partners, Inc., and the Securityholders’ Representatives named therein, dated October 5, 2009	8-K	001-33689	October 5, 2009

2.2	Agreement and Plan of Merger by and among the Registrant, Prometheus Acquisition LLC, Proxsys LLC, and the Securityholders’ Representative named therein, dated July 21, 2011	8-K	001-33689	July 21, 2011

2.3	Agreement and Plan of Merger by and among the Registrant, Echo Merger Sub, Inc., and Epocrates, Inc., dated January 7, 2013	8-K	001-33689	January 7, 2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-143998	September 11, 2007

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-143998	September 11, 2007

4.1	Specimen Certificate evidencing shares of common stock	S-1	333-143998	August 3, 2007

10.1	Form of Indemnification Agreement, to be entered into between the Registrant and each of its directors and officers	S-1	333-143998	September 6, 2007

†10.2	athenahealth, Inc. 1997 Stock Plan and form of agreements	S-1	333-143998	July 13, 2007

†10.3	athenahealth, Inc. 2000 Stock Option and Incentive Plan, as amended, and form of agreements	S-1	333-143998	July 13, 2007

†10.4	athenahealth, Inc. 2007 Stock Option and Incentive Plan, as amended, and form of agreements	10-Q	001-33689	October 18, 2013

†10.5	athenahealth, Inc. 2007 Employee Stock Purchase Plan, as amended	10-Q	001-33689	October 19, 2012

†10.6	Epocrates, Inc. 1999 Stock Option Plan, as amended	S-8	333-187224	March 13, 2013

†10.7	Epocrates, Inc. 2008 Equity Incentive Plan, as amended	S-8	333-187224	March 13, 2013

†10.8	Epocrates, Inc. 2010 Equity Incentive Plan, as amended	S-8	333-187224	March 13, 2013

†10.9	Employment Agreement by and between the Registrant and Timothy M. Adams, dated January 11, 2010	10-Q	001-33689	May 3, 2010

†10.10	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended	S-1	333-143998	July 13, 2007

†10.11	Employment Agreement by and between the Registrant and Robert L. Cosinuke, dated December 3, 2007	10-Q	001-33689	May 6, 2008

†10.12	Employment Agreement by and between the Registrant and Stephen Kahane, dated February 18, 2011	10-Q	001-33689	April 29, 2011

†10.13	Employment Agreement by and between the Registrant and Daniel H. Orenstein, dated July 1, 2010	10-Q	001-33689	October 22, 2010

†10.14	Employment Agreement by and between the Registrant and Ed Park, dated July 1, 2010	10-Q	001-33689	October 22, 2010

†10.15	athenahealth, Inc. Executive Incentive Plan, adopted March 29, 2013	8-K	001-33689	April 4, 2013

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed herewith
		Form	File No.	Filing Date
#10.16
Lease between President and Fellows of Harvard College and the Registrant, dated November 8, 2004, for space at the premises located at 300 North Beacon Street, Watertown, MA 02472 and 311 Arsenal Street, Watertown, MA 02472
		S-1	333-143998	July 13, 2007

10.17	First Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated May 16, 2011	10-Q	001-33689	July 22, 2011

10.18	Second Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated November 7, 2011	10-K	001-33689	February 16, 2012

10.19	Third Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated August 29, 2012	10-Q	001-33689	October 19, 2012

10.20
Lease Deed by and between M/S. Faery Estates Private Limited and athenahealth Technology Private Limited, dated October 24, 2011, for space at the premises located at Unit No. 3 and 4, 9th Floor, MGR Salai (Veeranam Road), Kandanchavadi, Perungudi, Chennai, 600096.
		10-K	001-33689	February 16, 2012

#10.21	Agreement of Lease by and between Sentinel Properties -- Bedford, LLC and the Registrant, dated May 8, 2007	S-1	333-143998	July 13, 2007

10.22	Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated June 24, 2013	10-Q	001-33689	July 19, 2013

10.23	Purchase and Sale Agreement by and between the Registrant and the President and Fellows of Harvard College, dated December 5, 2012	10-K	001-33689	February 11, 2013

10.24	First Amendment to Purchase and Sale Agreement by and between athenahealth, Inc. and President and Fellows of Harvard College, dated March 12, 2013	8-K	001-33689	March 18, 2013

10.25
Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders from time to time party thereto, dated October 20, 2011, and exhibits and schedules thereunder.

		10-Q	001-33689	October 21, 2011

10.26
Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the other lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and TD Securities (USA) LLC as Joint Lead Arrangers and Joint Book Managers, dated May 10, 2013, and exhibits and schedules thereunder

		10-Q	001-33689	July 19, 2013

10.27	Amended and Restated Master Agreement by and between the Registrant and Dell Marketing L.P., dated February 1, 2013	10-Q	001-33689	July 19, 2013

†10.28	Director Compensation Plan of the Registrant, effective as of January 1, 2014				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer				X

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed herewith
		Form	File No.	Filing Date
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101
XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to consolidated financial statements.
X

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
athenahealth, Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 7, 2014

athenahealth, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per-share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$65,002	$154,988
Short-term investments	—	38,092
Accounts receivable - net	87,343	61,916
Current portion of restricted cash	3,000	1,357
Deferred tax assets	6,118	6,907
Prepaid expenses and other current assets	17,194	10,924
Total current assets	178,657	274,184
Property and equipment - net	213,018	54,035
Capitalized software costs - net	29,987	16,050
Purchased intangible assets - net	168,364	21,561
Goodwill	198,049	48,090
Deferred tax assets	—	11,759
Investments and other assets	8,321	2,773
Total assets	$796,396	$428,452
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$3,930	$1,733
Accrued compensation	44,444	36,393
Accrued expenses	24,297	19,683
Line of credit	35,000	—
Current portion of long-term debt	15,000	—
Current portion of deferred revenue	27,002	8,209
Current portion of deferred rent	83	799
Total current liabilities	149,756	66,817
Deferred rent, net of current portion	1,478	2,854
Long-term debt, net of current portion	173,750	—
Deferred revenue, net of current portion	53,172	45,515
Long-term deferred tax liability - net	21,421	—
Other long-term liabilities	5,511	1,618
Total liabilities	405,088	116,804
Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 38,600 shares issued and 37,322 shares outstanding at December 31, 2013; 37,572 shares issued and 36,294 shares outstanding at December 31, 2012	387	376
Additional paid-in capital	380,967	303,547
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(446)	(81)
Retained earnings	11,600	9,006
Total stockholders’ equity	391,308	311,648
Total liabilities and stockholders’ equity	$796,396	$428,452
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per-share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Business services	$563,237	$408,496	$312,768
Implementation and other	31,766	13,775	11,299
Total revenue	595,003	422,271	324,067
Expense:
Direct operating	238,672	166,886	122,795
Selling and marketing	149,488	104,300	79,775
Research and development	57,639	33,792	23,343
General and administrative	99,776	57,025	48,711
Depreciation and amortization	43,575	25,641	16,710
Total expense	589,150	387,644	291,334
Operating income	5,853	34,627	32,733
Other (expense) income:
Interest expense	(3,905)	(407)	(314)
Other income	283	658	461
Total other (expense) income	(3,622)	251	147
Income before income tax benefit (provision)	2,231	34,878	32,880
Income tax benefit (provision)	363	(16,146)	(13,834)
Net income	$2,594	$18,732	$19,046
Net income per share – Basic	$0.07	$0.52	$0.54
Net income per share – Diluted	$0.07	$0.50	$0.53
Weighted average shares used in computing net income per share:
Basic	36,856	35,956	35,046
Diluted	38,257	37,133	36,050

The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$2,594	$18,732	$19,046
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax of $5, $3, and $1 for the years ended December 31, 2013, 2012, and 2011, respectively.	13	32	(6)
Unrealized loss on interest rate derivative, net of tax of $101, $0, and $0 for the years ended December 31, 2013, 2012, and 2011, respectively.	(253)	—	—
Foreign currency translation adjustment	(125)	(12)	(123)
Total other comprehensive (loss) income	(365)	20	(129)
Comprehensive income	$2,229	$18,752	$18,917
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount		Shares	Amount
BALANCE – January 1, 2011	35,808	$358	$200,339	(1,278)	$(1,200)	$28	$(28,772)	$170,753
Stock compensation expense			18,901					18,901
Stock options exercised and restricted stock units vested	816	8	12,320					12,328
Common stock issued under employee stock purchase plan	54	1	1,768					1,769
Tax benefit realized from stock-based awards			13,803					13,803
Net income							19,046	19,046
Other comprehensive loss						(129)		(129)
BALANCE – December 31, 2011	36,678	$367	$247,131	(1,278)	$(1,200)	$(101)	$(9,726)	$236,471
Stock compensation expense			28,082					28,082
Stock options and warrants exercised and restricted stock units vested, net	849	9	11,758					11,767
Common stock issued under employee stock purchase plan	45	—	2,426					2,426
Tax benefit realized from stock-based awards			14,150					14,150
Net income							18,732	18,732
Other comprehensive income						20		20
BALANCE – December 31, 2012	37,572	$376	$303,547	(1,278)	$(1,200)	$(81)	$9,006	$311,648
Stock compensation expense			44,842					44,842
Stock options exercised and restricted stock units vested, net	983	11	15,805					15,816
Common stock issued under employee stock purchase plan	45	—	3,500					3,500
Tax benefit realized from stock-based awards			6,051					6,051
Fair value of vested stock options and restricted stock units assumed			13,028					13,028
Net settlement of acquired company’s board of directors equity shares			(5,806)					(5,806)
Net income							2,594	2,594
Other comprehensive loss						(365)		(365)
BALANCE – December 31, 2013	38,600	$387	$380,967	(1,278)	$(1,200)	$(446)	$11,600	$391,308

The accompanying notes are an integral part of the consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,594	$18,732	$19,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,853	29,144	19,030
Amortization of premium on investments	84	1,270	1,579
Provision for uncollectible accounts	791	153	1,122
Excess tax benefit from stock-based awards	(6,910)	(14,179)	(14,208)
Deferred income tax	(7,044)	(890)	(2,962)
Change in fair value of contingent considerations	76	(5,118)	40
Stock-based compensation expense	42,648	27,236	18,901
Other reconciling adjustments	(151)	(178)	73
Changes in operating assets and liabilities:
Accounts receivable	(4,190)	(12,764)	(12,130)
Prepaid expenses and other current assets	3,283	12,096	11,787
Other long-term assets	(66)	111	489
Accounts payable	(233)	13	688
Accrued expenses	(21)	3,898	2,832
Accrued compensation	5,775	7,959	8,055
Deferred revenue	(3,090)	2,969	9,987
Deferred rent	(2,091)	(239)	(3,565)
Net cash provided by operating activities	93,308	70,213	60,764
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(29,123)	(15,657)	(7,779)
Purchases of property and equipment	(38,260)	(23,904)	(16,696)
Proceeds from sales and disposals of property and equipment	—	172	—
Proceeds from sales and maturities of investments	56,245	160,340	168,083
Purchases of investments	(2,000)	(118,919)	(165,657)
Payments on acquisitions, net of cash acquired	(410,161)	(5,798)	(34,882)
Change in restricted cash	(1,643)	3,650	3,684
Net cash used in investing activities	(424,942)	(116)	(53,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	31,133	18,699	14,097
Taxes paid related to net share settlement of restricted stock awards	(12,075)	(4,248)	—
Excess tax benefit from stock-based awards	6,910	14,179	14,208
Proceeds from long-term debt	200,000	—	—
Proceeds from line of credit	155,000	—	—
Payments on line of credit	(120,000)	—	—
Payments on long-term debt and capital lease obligations	(11,250)	—	(9,216)
Net settlement of acquired company’s board of directors equity shares	(5,806)	—	—
Debt issuance costs	(1,699)	—	(741)
Payment of contingent consideration accrued at acquisition date	(525)	(1,550)	(3,355)
Payment to terminate interest rate derivative contract	—	—	(563)
Net cash provided by financing activities	241,688	27,080	14,430
Effects of exchange rate changes on cash and cash equivalents	(40)	30	(110)
Net (decrease) increase in cash and cash equivalents	(89,986)	97,207	21,837
Cash and cash equivalents at beginning of period	154,988	57,781	35,944
Cash and cash equivalents at end of period	$65,002	$154,988	$57,781
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$1,667	$4,217	$8,066
Taxes to be paid related to net share settlement of restricted stock units in accrued expenses	$—	$258	$—
Fair value of equity awards assumed	$13,028	$—	$—

'Grant from government program to be used to reduce non-income taxes recorded in investments and other assets and other long-term liabilities	936	—	—
Fair value of contingent consideration at acquisition date	—	—	6,836
Tax benefit recorded in prepaid expenses and other current assets	$5,649	$14,150	$13,803
Additional disclosures
Cash received for interest	$451	$1,960	$1,900
Cash paid for interest	$3,328	$—	$183
Cash paid for taxes	$1,348	$3,932	$2,708

The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General – athenahealth, Inc. (the “Company”, “we”, “us”, or “our”) is a business services company that provides ongoing billing, clinical-related, and other related services to its customers. The Company provides these services with the use of a single instance of athenaNet, a proprietary Internet-based practice management application. The Company’s customers consist of medical group practices ranging in size throughout the United States of America. In March 2013, the Company acquired Epocrates, Inc. Epocrates is recognized for developing a leading medical application among U.S. physicians for clinical content, practice tools, and health industry engagement at the point of care. The features available through the Epocrates services are used by health care professionals to make more informed prescribing decisions, improve workflow, and enhance patient safety.
Principles of Consolidation – The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including the estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock-based compensation; (5) allocation of direct and indirect cost of sales; (6) fair value of identifiable purchased tangible and intangible assets in a business combination; (7) fair value of reporting units for goodwill impairment test and (8) litigation reserves. Actual results could significantly differ from those estimates.
Revenue Recognition – The Company recognizes revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer are fixed or determinable.
The Company derives its revenue from business services associated with our four integrated services and from subscriptions to and sponsored clinical information and decision support services for our point of care medical application. Our four integrated services consist of athenaCollector for revenue cycle and practice management; athenaClinicals for electronic health records (“EHR”); athenaCommunicator for automated, live and online patient communications; and athenaCoordinator for care coordination.
athenahealth’s clients typically purchase one-year service contracts related to our integrated services that renew automatically upon completion. In most cases, the Company’s clients may terminate their agreements with 90 days notice without cause. The Company typically retains the right to terminate client agreements in a similar timeframe. The Company’s clients are billed monthly, in arrears, based either upon a percentage of collections posted to athenaNet, minimum fees, flat fees, or per-claim fees where applicable. The Company does not recognize revenue for business services fees until these collections are made, as the services fees are not fixed and determinable until such time.
Subscriptions to the Epocrates point of care medical application are entered into by a member via an internal or third-party digital distribution platform or through a redeemable license code which expires within six to 12 months of issuance. Basic subscriptions are free and do not expire. Premium subscription fees are assessed on the length of the subscription period, typically one year, and payment occurs at the time of order, which is in advance of the services being performed, and is recorded as deferred revenue. Premium subscriptions are recognized ratably over the contracted term of delivery, typically one year. If a license code expires before it is redeemed, revenue is recognized upon expiration.
Clients in the health care industry typically enter into sponsored clinical information and decision support service arrangements that contain various combinations of services that are generally fulfilled within one year. The clients are charged a fee for the entire group of services to be provided and are typically billed a portion of the contracted fee upon signing of the agreement with the balance billed upon one or more future milestones. Because billings typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Further, the Company’s revenue arrangements do not include a general right of return, as we deliver services and not products.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

The Company considers a deliverable to have standalone value if it sells this item separately or if the item is sold by another vendor or could be resold by the customer. Each service deliverable within these multiple element arrangements is then accounted for as a separate unit; deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion, and the Company allocates arrangement consideration to each deliverable using its best estimate of selling price (“BESP”) if it does not have vendor specific objective evidence of selling price (“VSOE”) of fair value or third-party evidence (“TPE”) of fair value. Any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative fair value of each element.
Multiple element arrangements require judgments as to how to allocate the arrangement consideration to each deliverable. We maintain a standard price list by service; however, certain incentives, such as discounts, may be offered to clients when they purchase multiple services. Such discounting is subject to various levels of management approval and any discount offered is based on the total contract value. Due to the specific nature of these agreements and the variability in the amount of discount offered for individual services across multiple contracts, we have not been able to conclude that a consistent number of standalone sales of a deliverable have been priced within a reasonably narrow range in order to assert that we have established VSOE.
When we cannot establish VSOE of fair value, we then determine if we can establish TPE of fair value. TPE is determined based on competitor prices for similar deliverables when sold separately. Our services differ significantly from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically unable to determine TPE.
If both VSOE and TPE do not exist, we use BESP to establish fair value and to allocate total consideration to each element in the arrangement. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including an analysis of recent stand-alone sales of that product, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.
Implementation revenue consists primarily of professional services fees related to assisting customers with the implementation of the Company’s services and are generally billed upfront and recorded as deferred revenue until the implementation is complete and then, as the service does not have stand-alone value, it is recognized ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be 12 years. The Company evaluates the length of the amortization period of the implementation fees based on its experience with customer contract renewals and consideration of the period over which those customers will receive benefits from the Company’s current portfolio of services. Certain expenses related to the implementation of a customer, such as out-of-pocket travel, are typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. Other services consist primarily of tenant revenue which is straight-lined over the term of the lease.
Direct Operating Expenses – Direct operating expenses consist primarily of salaries, benefits, claims processing costs, stock-based compensation related to personnel who provide services to clients, including staff who implement new clients, and other direct expenses. Costs associated with the implementation of new clients are expensed as incurred. Direct operating expenses include all service costs incurred to fulfill our revenue contracts. Direct operating expenses also include costs associated with third-party tenant revenue for the Arsenal on the Charles. The reported amounts of direct operating expenses do not include allocated amounts for rent expense, depreciation, and amortization, except for a portion of amortization related to certain purchased intangible assets.
Research and Development Expenses – Research and development expenses consist primarily of personnel-related costs and consulting fees for third-party developers. All such costs are expensed as incurred, except for certain internal use software development costs, which may be capitalized.
Advertising Expenses – Advertising expenses are expensed as incurred and are included in selling and marketing expense in the Consolidated Statements of Income. Advertising expense totaled $14.2 million, $12.3 million and $9.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Cash and Cash Equivalents – The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents.
Investments – Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments, except for certain long-term investments in privately-

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

held companies which are accounted for at cost, are held as available-for-sale investments. Scheduled maturity dates of U.S. government-backed securities, corporate bonds and commercial paper purchased that are within one year are classified as short-term. Scheduled maturity dates of U.S. government-backed securities, corporate bonds and commercial paper that are in excess of one year are classified as long-term. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive (loss) income. There were no material realized gains and losses on sales of these investments for the periods presented. The Company determines realized gains and losses based on the specific identification method.
Accounts Receivable – Accounts receivable represents amounts due from customers for business services. Accounts receivable are stated net of an allowance for uncollectible accounts, which is determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.
Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$1,771	$2,348	$1,945
Provision	791	153	1,122
Write-offs and adjustments	(871)	(730)	(719)
Ending balance	$1,691	$1,771	$2,348
Financial Instruments – Certain financial instruments are required to be recorded at fair value. The other financial instruments approximate their fair value, primarily because of their short-term nature. All highly-liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents.
Derivative financial instruments are used to manage certain of the Company’s interest rate exposures. The Company does not enter into derivatives for trading or speculative purposes. Derivatives are carried at fair value, as determined using standard valuation models, and adjusted when necessary for credit risk. Refer to Note 9 – Debt for additional information.
Property and Equipment – Property and equipment are stated at cost. Equipment, furniture, and fixtures are depreciated using the straight-line method over their estimated useful lives, generally ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the improvements or the applicable lease terms, excluding renewal periods. Buildings are depreciated using the straight-line method over 30 to 40 years. Building improvements are depreciated using the straight-line method over 10 years. Costs associated with maintenance and repairs are expensed as incurred. The airplane and land improvements are depreciated using the straight-line method over 20 years and 10 years, respectively.
Long-Lived Assets – Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment losses have been recognized in the years ended December 31, 2013, 2012, and 2011.
Capitalized Interest Cost – Interest costs related to major capital projects, specifically the Company’s corporate headquarters campus project and capitalized internal-use software development costs, are capitalized until the underlying asset is placed into service. Capitalized interest is calculated by multiplying the effective interest rate of the outstanding debt by the qualifying costs. As the qualifying asset is placed into service, the qualifying asset and the related capitalized interest are amortized over the useful life of the related asset.
Restricted Cash – As of December 31, 2013 and 2012, restricted cash balances totaled $3.0 million and $1.4 million, respectively. The December 31, 2013 balance of $3.0 million consists of escrowed funds held as a deposit associated with a possible pending lease. The amount was returned to Company when the lease was signed in January 2014. The December 31, 2012 balance consists of $0.9 million of escrowed funds held under a letter of credit as a condition of the Company’s previous operating lease for its corporate headquarters and $0.5 million consists of a deposit made relating to the purchase of the Company’s corporate headquarters.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

Capitalized Software Costs – The Company capitalizes costs related to its athenaNet services and certain other projects for internal use incurred during the application development stage, including stock-based compensation expense for employees working on these projects. Costs related to the preliminary project stage and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. The estimated useful life of the software is two to three years. Amortization expense was $18.0 million, $9.0 million, and $4.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Future amortization expense for all software development costs capitalized as of December 31, 2013 is estimated to be $18.8 million, $9.2 million and $0.6 million for the years ending December 31, 2014, 2015, and 2016, respectively. In addition to the future amortization expenses, the Company has a $1.4 million balance in a capitalization in progress account related to software development costs.
Goodwill – Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company evaluates the carrying value of its goodwill annually on November 30. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment losses have been recognized in the years ended December 31, 2013, 2012, and 2011.
Purchased Intangible Assets – Purchased intangible assets consist of technology, a physician network, content, a trade name, customer backlog, non-compete agreements and customer relationships acquired in connection with business acquisitions and are amortized over their estimated useful lives based on the pattern of economic benefit expected from each asset. The Company concluded for certain purchased intangible assets that the pattern of economic benefit approximated straight-line method therefore the use of the straight-line method was appropriate as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no degradation of the cash flows over time.
Accrued expenses and accrued compensation – Accrued expenses consist of the following:

	As of December 31,
	2013	2012
Accrued bonus	$25,013	$17,192
Accrued vacation	5,107	4,109
Accrued payroll	8,611	9,980
Accrued commissions	5,713	5,112
Accrued compensation expenses	$44,444	$36,393
Accrued expenses	$23,692	$15,214
Accrued property and equipment additions	605	4,021
Current portion of accrued contingent consideration	—	448
Accrued expenses	$24,297	$19,683
Deferred Rent – Deferred rent consists of rent escalation payment terms, tenant improvement allowances and other incentives received from landlords related to the Company’s operating leases for its facilities. Rent escalation represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including any construction period. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease or reimbursements of moving costs. These cash payments are recorded as deferred rent from landlords and are amortized as a reduction of periodic rent expense, over the term of the applicable lease.
Deferred Revenue – Deferred revenue primarily consists of billings or payments received in advance of the revenue recognition criteria being met. Deferred revenue includes certain deferred revenue associated with multiple element athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

arrangements associated with sponsored clinical information and decision support services which is recognized based upon contractual deliverables, and implementation services fees which are recognized as revenue ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be twelve years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.
Business Combinations – The Company applies business combination accounting when they have acquired control over one or more businesses. Business Combinations are accounted for at fair value. The associated acquisition costs are generally expensed as incurred and recorded in general and administrative expenses; non-controlling interests, if any, are reflected at fair value at the acquisition date; in-process research and development (“IPR&D”), if any, is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination, if any, are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the newly acquired businesses’ operations are included in the Consolidated Statements of Income of the combined entity beginning on the date of acquisition. We have applied this acquisition method to the transactions described in Note 2.
Related Party Transaction – During the year ended December 31, 2013, we made a long-term investment in a vendor. The total expense for the year ended December 31, 2013 was $1.5 million and the total amount payable at December 31, 2013 was $0.4 million.
Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, investments, derivatives, and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and investments by investing in highly-rated corporate and financial institutions, and engaging with highly-rated financial institutions as counterparties to its derivative transactions. With respect to customer accounts receivable, the Company manages its credit risk by performing ongoing credit evaluations of its customers. No customers accounted for more than 10% of revenues for the years ended December 31, 2013, December 31, 2012 and December 31, 2011. No customer accounted for more than 10% of accounts receivable as of December 31, 2013. One customer accounted for 11% of accounts receivable as of the year ended December 31, 2012 due to the timing of receipt of payments.
Income Taxes – Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect at the time of their reversal. A valuation allowance is established to reduce net deferred tax assets if, based on the available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results.
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
From time to time, the Company receives incentives from various government agencies and programs. The Company accounts for the portion of the credits that are expected to be used to reduce non-income taxes as a grant. Credits which are expected to be used to reduce non-income taxes are recognized when the requirements to earn the credits have been met.
Sales and Use Taxes – The Company’s services are subject to sales and use taxes in certain jurisdictions. The Company’s contractual agreements with its customers provide that payment of any sales or use tax assessments are the responsibility of the customer. In certain jurisdictions sales taxes are collected from the customer and remitted to the respective agencies. These taxes are recorded on a net basis and excluded from revenue and expense in our financial statements as presented.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

Segment Reporting – Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision-maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment and the CODM uses non-GAAP operating income (defined as Operating Income as shown in the Consolidated Statements of Income less total stock-based compensation, amortization expense related to purchased intangible assets, integration costs, transaction costs, and gain on early termination of lease for the period) as the measure of the Company’s profit on a regular basis. During the year ended December 31, 2013, the Company acquired and integrated two significant businesses and re-evaluated its operating segments. As of December 31, 2013, the Company’s CODM determined that the newly-acquired businesses are so closely integrated, that he will continue to review and assess the business as one operating segment.
Stock-Based Compensation – The Company accounts for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards with compensation cost measured using the fair value of the awards issued. The Company uses the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. The Company generally issues previously unissued shares for the exercise of stock options; however, the Company may reissue previously acquired treasury shares to satisfy these issuances in the future.

Certain employees have received grants for which the ultimate number of shares that will be subject to vesting is dependent upon the achievement of certain financial targets for the year. Such determination is not made until the grant’s vesting determination date, which is the date the Company’s fiscal year financial statements are available. The grant is initially recorded at the maximum attainable number of shares that is most likely to be subject to vesting based on available financial forecasts as of the date of grant. This amount is adjusted on a quarterly basis as new financial forecasts become available. Stock‑based compensation expense for these grants is recorded over the requisite service period, generally four years. Such options generally vest ratably over four years from the vesting determination date.
Foreign Currency Translation – The financial position and results of operations of the Company’s foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded within other comprehensive (loss) income.
2. ACQUISITIONS
Watertown, MA Corporate Headquarters - Arsenal on the Charles
On May 10, 2013, athenahealth, through its wholly-owned subsidiary Athena Arsenal, LLC, completed the acquisition of the real estate commonly known as the Arsenal on the Charles, located in Watertown, Massachusetts. The Arsenal on the Charles is an expansive 29-acre, multi-building, commercial property where the Company was leasing space for its headquarters and related operating activities prior to the transaction. The purpose of this acquisition is to allow for future expansion of the corporate headquarters to accommodate anticipated headcount growth. The purchase price was $168.5 million, subject to working capital adjustments. The fair value of the consideration paid was $167.3 million, all of which was paid in cash.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

Prepaid expenses and other current assets	$685
Property, equipment and buildings	144,071
Purchased intangible assets	25,545
Accrued expenses	(271)
Deferred revenue	(789)
Other long-term liabilities	(1,916)
Total identifiable net assets	$167,325
The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

liabilities assumed, but certain items such as the working capital adjustments to the purchase price may be subject to change as additional information is received about facts and circumstances that existed at the date of acquisition. Thus, the provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the fair value of the preliminary components of the identifiable intangible assets acquired by asset class:

Above market leases	$3,298
In-place leases	22,247
Total intangible assets subject to amortization	$25,545

The value of any in-place lease is estimated to be equal to the property owners’ avoidance of costs necessary to re-lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners of vacancy/leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on the Company’s review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term was estimated. These costs consist of: (i) rent lost during downtime (e.g., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (e.g., free rent), (iv) leasing commissions, and (v) tenant improvement allowances. The Company determine these values using its own estimates along with third-party appraisals. We amortize the capitalized value of in-place lease intangible assets to expense over the remaining initial term of each lease. We amortize the capitalized value of above market leases to expense over the initial and expected renewal terms of the leases. No amortization period for intangible assets will exceed the remaining depreciable life of the building.
The amounts of third-party tenant revenue (included in the line item “Implementation and other”) and net loss from the Arsenal on the Charles included in our Consolidated Statements of Income from the acquisition date of May 10, 2013, through the period ended December 31, 2013, are $9.7 million and $4.8 million, respectively. Direct operating expense from the acquisition date of May 10, 2013, through the period ended December 31, 2013, includes $9.1 million of costs associated with third-party tenant revenue for the Arsenal on the Charles.
We incurred transaction costs in connection with the acquisition of $2.4 million during the year ended December 31, 2013, respectively, and $3.1 million in total. These costs are included in general and administrative expenses.
Epocrates, Inc.
On March 12, 2013, we acquired Epocrates, a leading provider of essential clinical content, practice tools, and health industry engagement via mobile devices at the point of care. We acquired Epocrates for the assembled workforce, expected synergies, and accelerated awareness of athenahealth’s services across the physician market and to deliver high-value information to the clinical community. The acquisition date fair value of the consideration transferred for Epocrates, less cash and short-term investments acquired, was approximately $237.6 million, which consisted of the following:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

We assumed stock options and restricted stock units with a fair value of $22.6 million. Of the total consideration, $13.0 million was allocated to the purchase consideration and $9.6 million was allocated to future services and will be expensed on a straight-line basis over the remaining service periods. In the year ended December 31, 2013, stock-based compensation expense recognized for stock options and restricted stock units assumed was $7.4 million.
The following table summarizes the preliminary and final fair values of assets acquired and liabilities assumed as of the date of acquisition, March 12, 2013, and upon completion of the valuation at December 31, 2013:

	March 12, 2013	Adjustments	December 31, 2013
Accounts receivable	$23,144	$(1,116)	$22,028
Other current and long-term assets	3,833	650	4,483
Property, equipment and capitalized software costs	4,168	20	4,188
Purchased intangible assets	139,900	(500)	139,400
Current liabilities	(11,054)	(282)	(11,336)
Deferred tax liabilities, net	(39,811)	(1,340)	(41,151)
Deferred revenue	(29,400)	648	(28,752)
Other long-term liabilities	(1,259)	53	(1,206)
Total identifiable net assets	89,521	(1,867)	87,654
Goodwill	148,093	1,867	149,960
	$237,614	$—	$237,614
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions based on the information that was available as of the date of the acquisition. The fair values of certain items, such as accounts receivable, purchased intangible assets, current and non-current income taxes payable, deferred taxes, deferred revenue and uncertain tax benefits, were subject to change as additional information was received about facts and circumstances that existed at the date of acquisition and as certain tax returns were finalized. The fair values were finalized during the quarter ended December 31, 2013.
The following table sets forth the components of the identifiable intangible assets acquired by asset class and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
Physician network	104,000	14 years
Drug information content	10,000	5 years
Trade name	11,500	10 years
Customer backlog	2,900	1.5 years
Developed technology	6,500	3 years
Epocrates non-compete agreement	4,500	1.5 years
Total intangible assets subject to amortization	$139,400
The physician network represents the fair values of the underlying relationships and agreements with Epocrates customers and the fair values of the savings associated with future marketing spend for the athenahealth services to the acquired physician network. Drug information content represents the fair value of the cost to replace the drug information and interaction content used by the physician network. The trade name represents the fair value of the brand and name recognition associated with the marketing of Epocrates’ service offerings. Customer backlog represents the estimated fair value of existing contractual backlog orders as of the acquisition date. Epocrates non-compete agreement represents the estimated fair value of the contract between athenahealth and a former member of Epocrates management. Developed technology represents the estimated fair value of Epocrates’ mobile device platform. All of the purchased intangible assets related to the Epocrates transaction have finite lives. For those purchased intangible assets where an income approach was used, we considered the projected undiscounted cash flows as the best indication of the pattern of economic benefit expected from each asset.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Epocrates’ mobile device platform with the athenahealth service offerings. The goodwill balance is not deductible for U.S. income tax purposes.
The amounts of revenue and net loss of Epocrates included in our Consolidated Statements of Income from the acquisition date of March 12, 2013, through the period ended December 31, 2013, are $52.4 million and $14.4 million, respectively. The net loss includes $7.9 million in stock-based compensation expense primarily related to the acceleration of certain individuals’ stock awards upon termination.
We incurred transaction costs in connection with the acquisition of $2.7 million during the year ended December 31, 2013, and $3.2 million in total. These costs are included in general and administrative expenses.
As part of the integration of Epocrates, we communicated to certain employees severance and retention bonuses which total $4.2 million and were expensed through the end of 2013. If the employee did not fulfill the required employment period for the retention bonus, the amount was not paid and the expense was reversed. The following table summarizes these amounts on the Consolidated Statements of Income for the year ended December 31, 2013:

Rollforward of integration costs
Beginning balance, January 1, 2013	$—
Addition to provision	3,909
Cash payments	(3,574)
Ending balance, December 31, 2013	$335
Pro Forma Presentation
The following pro forma financial information summarizes the combined results of operations for athenahealth as though the acquisitions of Epocrates and the Arsenal on the Charles occurred on January 1, 2012. The unaudited pro forma financial information is as follows:

	Year Ended December 31,
	2013	2012
Revenue	$614,775	$538,030
Net income (loss)	$(1,808)	$(4,700)
Net income (loss) per share – Basic	$(0.05)	$(0.13)
Net income (loss) per share – Diluted	$(0.05)	$(0.13)
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
Healthcare Data Services
On October 10, 2012, the Company acquired Healthcare Data Services LLC (“HDS”) for a purchase price of $6.0 million, which was adjusted for certain working capital adjustments to arrive at a total cash consideration of $5.8 million net of cash acquired. The valuation of the intangible assets was finalized during the quarter ended December 31, 2012. The identifiable assets acquired and liabilities assumed included $0.3 million in accounts receivable, prepaid and other current assets, $4.8 million of intangible assets and $0.1 million in accrued expenses and deferred revenue. The goodwill recorded as a result of this transaction was $0.8 million and is deductible for tax purposes. The Company incurred legal and professional fees in connection with the acquisition of $0.2 million, which are included in general and administrative expenses.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

The fair values of the purchased intangible assets acquired as part of the purchase of Healthcare Data Services are allocated as development technology of $3.2 million, customer relationships of $0.4 million and non-compete agreement of $1.2 million. The intangible assets are being amortized between 3 and 5 years, with customer lists being amortized over 5 years. The goodwill resulting from the acquisition arises largely from the synergies expected from combining the operations of the acquisition with our existing service operations, as well as from the benefits derived from the assembled workforce of the acquisition. The goodwill recognized is deductible for tax purposes.
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
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Net income	$2,594	$18,732	$19,046
Weighted average shares used in computing basic net income per share	36,856	35,956	35,046
Net income per share – basic	$0.07	$0.52	$0.54
Net income	$2,594	$18,732	$19,046
Weighted average shares used in computing basic net income per share	36,856	35,956	35,046
Effect of dilutive securities	1,401	1,177	1,004
Weighted average shares used in computing diluted net income per share	38,257	37,133	36,050
Net income per share – diluted	$0.07	$0.50	$0.53
The computation of diluted net income per share does not include 0.4 million, 0.4 million, and 0.8 million of stock options and restricted stock units for the years ended December 31, 2013, 2012, and 2011, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2013 and 2012, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of their short term nature of these financial instruments. Included in cash and cash equivalents as of December 31, 2013 and 2012, are money market fund investments of $0.0 million and $59.4 million, respectively, which are reported at fair value. As of December 31, 2013, the Company had $188.8 million outstanding on its term loan facility and $35.0 million outstanding on its revolving credit facility (see Note 9 – Debt), which approximate their fair values due to their variable rate nature at current market rates. As of December 31, 2012, the Company had no outstanding debt.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

	Fair Value Measurements At December 31, 2013, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$26	$—	$—	$26
Total assets	$26	$—	$—	$26
Interest rate swap liability	$—	$(354)	$—	$(354)
Total liabilities	$—	$(354)	$—	$(354)

	Fair Value Measurements as of December 31, 2012, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$89,480	$—	$—	$89,480
Available-for-sale investments:				—
Commercial paper	—	11,748	—	11,748
Corporate bonds	—	20,334	—	20,334
Certificate of deposit	—	6,010	—	6,010
Total assets	$89,480	$38,092	$—	$127,572
Accrued contingent consideration	$—	$—	$(448)	$(448)
Total liabilities	$—	$—	$(448)	$(448)
Money markets, certificates of deposit, U.S. government-backed securities, corporate bonds and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any periods presented.
The estimated fair value of our interest rate swap agreement with a certain financial institution at December 31, 2013, was $0.4 million, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include preset value of fixed and projected floating rate cash flows over term of the swap contract. There was no interest rate swap agreement at December 31, 2012. Refer to Note 9 – Debt for further information.
Contingent consideration is recorded at fair value as an element of consideration paid with subsequent adjustments recognized in the Consolidated Statements of Income. At the acquisition date and reporting date, the fair value of the accrued contingent consideration was determined using a probability-weighted income approach based on upside, downside and base case scenarios. This approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. As of December 31, 2012, the Company had accrued a liability $0.4 million for the estimated fair value of contingent considerations estimated to be payable upon the acquired companies reaching specific performance metrics over a specified period of operations or time after acquisition. There was no contingent consideration as of December 31, 2013.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

The second potential contingent consideration related to our acquisition of Anodyne in 2009 ranged from zero to $2.9 million and was payable in quarterly installments based upon the cross selling of the Company’s services for the years ended December 31, 2010 and 2011, and the six-month period ended June 30, 2012. Any amounts not earned in the first potential contingent consideration could be earned under the second potential contingent consideration in excess of the initial $2.9 million bringing the total second potential contingent consideration to $5.3 million. On December 31, 2011, the Company estimated the fair value of the second contingent consideration at $1.4 million based on key assumptions including a probability adjusted level of 50% for the base case scenario and 25% for the upside and downside scenarios. The significant judgment related to the estimated earn-out payments by scenario was primarily based on the Company’s i) past experience of our cross selling, ii) past experience of the timeline for converting pipeline opportunities into customers and iii) the remaining time period of this contingent consideration. At December 31, 2011, a large cross sell customer opportunity was included in the upside scenario which had a 25% probability. On March 31, 2012, the Company estimated the fair value of the second contingent consideration at $3.4 million based on key assumptions including a 20% for the base case scenario, 70% for the upside scenario and 10% for the downside scenario. At March 31, 2012, this large cross sell opportunity was in final contract negotiations with the Company and therefore a higher probability was assigned to the upside scenario. The time period through which the contingent consideration could be earned elapsed on June 30, 2012. The Company accrued $1.8 million as of June 30, 2012, for the final payment based on the final cross selling results which was paid during the three months ended September 30, 2012. The change in fair value of $1.3 million for the year ended December 31, 2012, was an increase in the general and administrative line item in the Consolidated Statements of Income. The Company paid $2.6 million during the year ended December 31, 2012, and $3.9 million over the entire term of the second contingent consideration.
Proxsys
The first potential contingent consideration related to our acquisition of Proxsys LLC (“Proxsys”) in 2011 ranges from zero to $3.0 million and is payable in one installment in the first quarter of 2013 based upon revenue and new sales performance for the fiscal year ended December 31, 2012. In order to qualify for the earnout payment, the acquired subsidiary must have achieved a minimum revenue threshold which was derived from both recurring revenue and revenue generated from new customers brought onto the service after the acquisition. Once that minimum revenue threshold is met, the amount of the payment is then determined by new sales of the Company’s athenaCoordinator service offering since date of acquisition. At acquisition date and on December 31, 2011, the Company estimated the fair value of the first potential contingent consideration at $2.4 million, the key assumptions relating to this potential contingent consideration included the athenaCoordinator revenue budget for the 2012 fiscal year, which included recurring revenue and estimates related to new revenue generated from new customers based upon the existing sales pipeline and historical implementation timeline and a probability adjusted level of 60% for the base case and 25% and 15% for the upside and downside scenarios, respectively. The athenaCoordinator revenue budget for the 2012 fiscal year exceeded the minimum revenue threshold. The downside scenarios included a worse case scenario where the acquired subsidiary did not achieve the minimum revenue target. Certain contracts that were in an advanced negotiation stage at December 31, 2011, and estimated to close in the first quarter of 2012, did not close during the three months ended March 31, 2012; therefore as of March 31, 2012, the Company determined that it is more likely than not that the minimum revenue threshold for athenaCoordinator will not be achieved by a margin of 5-10%. On March 31, 2012, the Company determined that based on the reforecasted amounts and the pass fail structure of this contingent payment, the probability percentages have been adjusted to 90% for the worse case scenario and 10% for the upside scenario. On March 31, 2012, the Company estimated the fair value of the first potential contingent consideration at $0.3 million. On June 30, 2012, the Company estimated the fair value of the first potential contingent consideration to have no value. For the year ended December 31, 2012, the Company did not meet the minimum revenue threshold and therefore zero consideration was earned related to the first contingent consideration. The change in fair value of $2.4 million is a decrease in the general and administrative expense line item in the Consolidated Statements of Income for the year ended December 31, 2012.
The second potential contingent consideration related to our acquisition of Proxsys in 2011 ranges from zero to $5.0 million and is payable in quarterly installments based upon the cross selling of the Company’s athenaCollector services into Proxsys’ new and acquired customer and physician sender base, from acquisition to the second year anniversary of the acquisition in the third quarter of 2013. On December 31, 2011, and through June 30, 2012, the key assumptions relating to this potential contingent consideration included scenarios primarily based on the Company’s (i) past experience of our cross selling related to the Anodyne acquisition, (ii) past experience of the timeline for converting pipeline opportunities into customers and (iii) the remaining time period of this contingent consideration and a probability adjusted level of 65% for the base case and 25% and 10% for the upside and downside scenarios, respectively. As of September 30, 2012, over one year after the acquisition, the Company determined that it now had sufficient information into the actual cross sell opportunity base to adjust the scenarios. The Company lowered its expectations of achievable cross sells within the earn out period for all scenarios and has a probability adjusted level of 60% for the base case and 20% for the upside and downside scenarios. The Company estimated the fair value of the contingent consideration at December 31, 2012, to be $0.4 million, primarily related to the athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

amount of time left to earn the additional consideration. The change in fair value of $4.0 million is a decrease in the general and administrative expense line item in the Consolidated Statements of Income for the year ended December 31, 2012. Minimal cross-sells were earned and minimal payments were made as of December 31, 2012. The second contingent consideration related to the Proxsys acquisition ended on August 31, 2013 and a final payment of $0.5 million was made during the period ending December 31, 2013. The total expense for the period ended December 31, 2013 was $0.1 million.
The reconciliations for the fair values of financial instruments determined by Level 3 for the periods presented, are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance beginning of period	$448	$8,176
Payments	(524)	(2,610)
Additions	—	—
Change in fair value (included in G&A expenses)	76	(5,118)
Balance end of period	$—	$448

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

5. INVESTMENTS
As of December 31, 2013, the Company has no available-for-sale securities. The summary of available-for-sale securities at December 31, 2012, is as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Value
Commercial paper	$11,740	$8	$11,748
Corporate bonds	20,331	3	20,334
Certificate of deposit	6,008	2	6,010
Total	$38,079	$13	$38,092
6. PROPERTY AND EQUIPMENT
The Company has no capital leases for the years ended December 31, 2013 and December 31, 2012.
The fair values of the property and equipment acquired as part of the purchase of the Arsenal on the Charles are allocated to buildings, land, and land improvements in the amounts of $121.3 million, $21.0 million, and $1.8 million, respectively.
Property and equipment consist of the following:

	Years Ended December 31,
	2013	2012
Equipment	$78,616	$56,078
Furniture and fixtures	8,822	5,297
Leasehold improvements	3,104	15,518
Airplane	3,156	3,156
Building	136,368	14,644
Building improvements	24,441	3,500
Land	23,059	2,035
Land improvements	2,980	915
Total property and equipment, at cost	280,546	101,143
Accumulated depreciation and amortization	(72,777)	(49,902)
Construction in progress	5,249	2,794
Property and equipment, net	$213,018	$54,035
Depreciation expense on property and equipment was $25.5 million, $16.6 million, and $12.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table summarizes the activity related to the carrying value of the Company’s goodwill during the years ended December 31, 2013 and 2012:

Gross balance as of January 1, 2012	$47,307
Goodwill recorded in connection with the acquisition of Healthcare Data Services LLC	783
Gross balance as of December 31, 2012	$48,090
Goodwill recorded in connection with the acquisition of Epocrates, Inc.	149,959
Gross balance as of December 31, 2013	$198,049
Purchased Intangible Assets
Intangible assets acquired as of December 31, 2013 and 2012, are as follows:

	December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Developed technology	$11,721	$(4,737)	$6,984	2.0
Customer relationships	21,434	(7,365)	14,069	6.6
Doctor network	104,000	(682)	103,318	13.2
Drug information content	10,000	(1,608)	8,392	4.2
Trade name	11,500	(924)	10,576	9.2
Customer backlog	2,900	(1,554)	1,346	0.7
Non-compete agreement	6,178	(3,280)	2,898	1.0
Above market leases	3,123	(357)	2,766	5.9
Leases in place	21,578	(3,563)	18,015	5.3
Total	$192,434	$(24,070)	$168,364

	December 31, 2012
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Developed technology	$6,612	$(2,678)	$3,934	2.5
Customer relationships	21,434	(5,175)	16,259	7.6
Non-compete agreement	1,678	(310)	1,368	2.6
Total	$29,724	$(8,163)	$21,561
Amortization expense for the years ended December 31, 2013, 2012, and 2011, was $17.9 million, $3.4 million, and $2.2 million, respectively, and is included in direct operating expenses. Estimated amortization expense, based upon the Company’s intangible assets at December 31, 2013, is as follows:

Year ending December 31,	Amount
2014	$27,670
2015	22,528
2016	18,560
2017	17,803
2018	15,441
Thereafter	66,362
Total	$168,364

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

8. OPERATING LEASES AND OTHER COMMITMENTS
The Company maintains operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of each leased facility. The rental agreements expire at various dates from 2014 to 2029.
The Company entered into a lease agreement with a landlord in connection with the relocation of its corporate offices in June 2005 to the Arsenal on the Charles. Under the terms of such lease agreement, the landlord provided approximately $11.5 million in allowances to the Company for the leasehold improvements for the office space, reimbursement of moving costs and all payments under the Company’s lease agreement relating to its previous office space. Prior to May 2011, the incentive payments received from the new landlord were being recognized over the lease term and accounted for as a component of deferred rent on the Company’s Consolidated Balance Sheets. In May 2011, the Company paid $2.1 million to settle the remaining amounts of these rental incentive loans. In May 2013, this lease was effectively terminated when the Company purchased the Arsenal on the Charles from the landlord (see Note 2). During the year ended December 31, 2013, the Company recognized a $2.5 million net gain due to the early termination of our lease and the realization of the remaining balance in deferred rent at the time of acquisition. This gain was recorded in general and administrative expense during the three months ended June 30, 2013.
Rent expense for the Company totaled $5.5 million, $4.9 million, and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2013, are as follows:

Year ending December 31,	Future Rent Payments
2014	$5,658
2015	7,645
2016	7,984
2017	8,093
2018	8,295
Thereafter	50,253
Total minimum lease payments	$87,928

9. DEBT
2011 Line of Credit – On October 20, 2011, the Company entered into a five-year, $100.0 million revolving credit agreement (“Revolving Credit Agreement”). The Revolving Credit Agreement contained certain covenants, including consolidated leverage and minimum fixed charge coverage ratios. The interest rates applicable to revolving loans under the Revolving Credit Agreement were at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio.
There was no balance outstanding on the revolving credit facility as of December 31, 2012. In connection with the planned acquisition of Epocrates, on January 3, 2013, the Company borrowed $100.0 million from the revolving credit facility and, on January 9, 2013, repaid the borrowed amount in full.
2013 Commitment Letter – On January 7, 2013, the Company entered into a commitment letter, pursuant to which Bank of America, N.A. committed to increase its commitment to provide revolving loans under the Revolving Credit Agreement by an amount up to $55.0 million as a source of funding for the Epocrates transaction (see Note 2 – Acquisitions). The Company was required to pay financing fees of $0.3 million for this commitment.
On March 11, 2013, the Company borrowed $155.0 million under the Revolving Credit Agreement as a source of funding for the Epocrates transaction, and repaid $50.0 million of the $155.0 million as of March 31, 2013. All amounts outstanding under the Revolving Credit Agreement were repaid on May 10, 2013.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

2013 Credit Agreement – On May 10, 2013, the Company entered into a $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility replaced the Revolving Credit Agreement. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature and certain covenants, including consolidated leverage ratio and capital expenditures limitations. The Senior Credit Facility may be used to refinance existing indebtedness, to finance the acquisition of the real estate known as the Arsenal on the Charles, and for working capital and other general corporate purposes. The Company may increase the Senior Credit Facility up to an additional $100.0 million, subject to certain terms, including obtaining lender commitments. The Senior Credit Facility expires on May 10, 2018, although the Company may prepay the Senior Credit Facility in whole or in part at any time without premium or penalty, and the unutilized portion of the commitments may be irrevocably reduced or terminated by athenahealth in whole or in part without penalty or premium.
On May 10, 2013, the Company borrowed $200.0 million under the unsecured term loan facility and $50.0 million under the unsecured revolving credit facility of the Senior Credit Facility to refinance existing indebtedness described above, to finance the Arsenal on the Charles acquisition as described in Note 2 – Acquisitions, and for working capital and other general corporate purposes. The unsecured term loan facility was payable quarterly starting in June 30, 2013, in the amount of $3.8 million each quarter. As of December 31, 2013, $188.8 million was outstanding on the unsecured term loan facility and $35.0 million was outstanding on the unsecured revolving credit facility. As of December 31, 2013, there was $90.0 million available on the unsecured revolving credit facility.
Any loan under the Senior Credit Facility bears interest at the same rates as in the Revolving Credit Agreement. The interest rate for the Senior Credit Facility as of December 31, 2013 was 1.67%.
The Company was required to pay financing fees of $1.4 million for the Senior Credit Facility, which are being amortized as interest expense in the Consolidated Statements of Income over the five-year term of the agreement.
Future principal payments of the unsecured term loan facility at December 31, 2013 are as follows:

Amount
2014	$15,000
2015	15,000
2016	15,000
2017	15,000
Thereafter	128,750
Total	$188,750
Less current portion	15,000
Long-term portion	$173,750
During the quarter ended September 30, 2013, the Company entered into an interest rate swap agreement designed to fix the variable interest rate payable on $120.0 million of its outstanding borrowings under the Senior Credit Facility at 0.8396% exclusive of the credit spread under the Senior Credit Facility.
The interest rate swap agreement was designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. The Company has designated the interest rate swap agreement as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income (loss) (“OCI”) until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. There was no ineffectiveness associated with the interest rate swap during the quarter ended December 31, 2013, nor was any amount excluded from ineffectiveness testing. The Company is exposed to credit loss in the event of non-performance by the swap counter party.
The fair value of the interest rate swap recognized in other long-term liabilities and in OCI was as follows:

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2013	December 31, 2012
August 31, 2013	120,000	0.8396%	August 31, 2016	$(354)	$—
Refer to Note 4 – Fair Value of Financial Instruments for further information.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

10. STOCKHOLDERS’ EQUITY
Preferred Stock – The Company’s Board of Directors has the authority, without further action by stockholders, to issue up to 5,000 shares of preferred stock in one or more series. The Company’s Board of Directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2013 and 2012, no shares of preferred stock were outstanding.
Common Stock – Common stockholders are entitled to one vote per share and dividends when declared by the Board of Directors, subject to any preferential rights of preferred stockholders.
Warrants – In connection with equipment financing with a finance company and a bank in May 2001, the Company issued warrants to purchase shares of the Company’s stock at an exercise price of $3.08 per share. As of December 31, 2011, 32 warrants remained outstanding. The 32 warrants were exercised during the year ended December 31, 2012. As of December 31, 2013 and 2012, no warrants remain outstanding.
11. STOCK-BASED COMPENSATION
Total stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011, is as follows:

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation charged to:
Direct operating	$7,778	$5,619	$3,173
Selling and marketing	12,057	7,717	5,645
Research and development	4,238	3,213	2,311
General and administrative	18,575	10,687	7,772
Total	$42,648	$27,236	$18,901
Amortization of capitalized stock-based compensation related to software development	1,027	257	—
Total	$43,675	$27,493	$18,901
In addition, for the years ended December 31, 2013 and 2012, $2.2 million and $0.8 million of stock-based compensation was capitalized in the line item Software Development Costs in the Consolidated Balance Sheets for which $1.0 million and $0.3 million was included in the line item Depreciation and Amortization Expense in the Consolidated Statements of Income. The amount of stock-based compensation related to capitalized software development costs in prior periods was not significant.
In 2007, the board of directors and the Company’s stockholders approved the Company’s 2007 Stock Option and Incentive Plan. The 2007 Stock Option and Incentive Plan was amended and restated in 2011 to: (i) remove an evergreen provision; (ii) increase the number of shares reserved for issuance by 1.3 million shares; (iii) set a multiplier for full value awards of 1.3 shares of stock for each share of stock subject to that award; (iv) set minimum restriction periods for stock awards; (v) set maximum awards payable for performance-based awards; (vi) add performance criteria; and (vii) make other administrative changes; and in 2012 to: (i) increase the number of shares reserved for issuance by 1.85 million shares; (ii) set a multiplier for full value awards of 1.66 shares of stock for each share of stock subject to that award; (iii) set a new minimum period for a performance cycle for cash-based awards; (iv) add performance criteria; (v) revise the share counting provision so that shares underlying awards other than stock options and stock appreciation rights may be withheld to satisfy tax withholding obligations; and (vi) extend its term through April 23, 2022 (as amended and restated, the “2007 Plan”); and in 2013 to: (i) increase the number of shares reserved for issuance by 1.66 million shares. As part of the Epocrates acquisition, we assumed 0.4 million shares available for issuance under the Epocrates stock plan. As of December 31, 2013 and 2012, there were approximately 4,609 and 3,303 shares, respectively, available for grant under the Company’s stock award plans.

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
The following table presents the stock option activity for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2013	2,503	$37.93
Granted	241	96.09
Options assumed	251	83.91
Exercised	(749)	36.86
Forfeited	(79)	75.22
Outstanding – as of December 31, 2013	2,167	$48.69	6.3	$186,093
Exercisable – as of December 31, 2013	1,354	$37.11	5.3	$131,950
Vested and expected to vest as of December 31, 2013	2,040	$47.03	6.2	$178,634
Weighted-average fair value of options granted for the year ended December 31, 2013		$38.09
The Company assumed stock options related to the acquisition of Epocrates based on a conversion ratio of 0.1239. The Company recorded compensation expense in relation to stock options of $14.0 million, $9.8 million, and $10.6 million, for the years ended December 31, 2013, 2012, and 2011, respectively.
The following table illustrates the weighted average assumptions used to compute stock-based compensation expense for awards granted:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	.35% - .75%	1%	1% - 2.2%
Expected dividend yield	—%	—%	—%
Expected option term (years)	3.0 - 5.0	3.0 - 5.0	5.0
Expected stock volatility	41% - 45%	43% - 52%	51% - 54%
The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.
Since the Company completed its initial public offering in September 2007, it did not have sufficient history as a publicly-traded company to evaluate its volatility factor for grants prior to 2011. As such, the Company analyzed the volatilities of a group of peer companies, including company-specific historical information to date, to support the assumptions used in its calculations. The Company averaged the volatilities of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions. In 2012, the Company began using only company-specific historical and implied volatility information to generate the volatility assumptions.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

As of December 31, 2013 and 2012, there was $17.4 million and $19.2 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years. The weighted average fair value of stock options granted during fiscal 2013, 2012, and 2011, was $38.09, $31.71, and $21.01, respectively. The intrinsic value of options exercised during fiscal 2013, 2012, and 2011, was $53.2 million, $36.1 million, and $26.1 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the exercise price of the options.
Restricted Stock Units
The 2007 Plan also allows for granting of restricted stock unit awards under the terms of the plan. The majority of the restricted units vest in four equal, annual installments on the anniversaries of the vesting start date or in four equal, quarterly installments on anniversaries of the vesting date. The Company estimated the fair value of the restricted stock units using the market price of its common stock on the date of the grant. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period. The following table presents the restricted stock unit activity for the year ended December 31, 2013.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding – January 1, 2013	1,084	$58.07
Granted	504	98.34
RSUs assumed	29	71.22
Vested	(365)	56.28
Forfeited	(59)	70.78
Outstanding – as of December 31, 2013	1,193	$75.20

The Company assumed restricted stock units related to the acquisition of Epocrates based on a conversion ratio of 0.1239. As of December 31, 2013, $68.7 million of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 2.0 years. Stock-based compensation expense of $27.4 million, $17.3 million, and $7.3 million was recorded for restricted stock units during the years ended December 31, 2013, 2012, and 2011, respectively. The weighted average fair value of restricted stock units granted during the years ended December 31, 2013, 2012, and 2011, was $98.34, $71.15, and $47.02, respectively. The intrinsic value of vested restricted stock units during the years ended December 31, 2013, 2012, and 2011, was $35.2 million, $15.1 million, and $3.8 million, respectively.
Employee Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan (“2007 ESPP”) allows employees of the Company and its subsidiaries as designated by the Company’s board of directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. The expense for the years ended December 31, 2013, 2012, and 2011, was $1.2 million, $1.0 million, and $1.0 million, respectively.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

12. INCOME TAXES
The components of the Company’s income tax (benefit) provision for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Current Provision:
Federal	$4,225	$13,089	$12,264
State	1,495	3,575	4,397
Foreign	961	372	135
	6,681	17,036	16,796
Deferred (Benefit) Provision :
Federal	(5,291)	26	(1,804)
Foreign	—	(114)	—
State	(1,753)	(802)	(1,158)
	(7,044)	(890)	(2,962)
Total income tax (benefit) provision	$(363)	$16,146	$13,834
The components of the Company’s deferred income taxes as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Federal net operating loss carryforward	$187	$—
State net operating loss carryforward	1,476	25
Research and development tax credits	3,244	—
Allowances for accounts receivable	2,773	1,005
Deferred rent obligation	328	1,593
Stock compensation	18,270	13,800
Other accrued liabilities	2,171	1,743
Deferred revenue	17,754	16,594
Other	3,101	2,251
Total gross deferred tax assets	49,304	37,011
Valuation allowance	(2,627)	(25)
Total deferred tax assets	46,677	36,986
Deferred tax liabilities:
Intangible assets	(49,555)	(6,605)
Capitalized software development	(8,641)	(5,420)
Property and equipment	(3,784)	(6,290)
Investments	—	(5)
Total deferred tax liabilities	(61,980)	(18,320)
Net deferred tax (liabilities) assets	$(15,303)	$18,666
The Company classifies its deferred tax assets and liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to net operating loss (“NOL”) carryforwards, is classified according to the expected reversal date. The Company recorded a valuation allowance against certain deferred tax assets related to state NOL carryforwards and research and development tax credits. The Company evaluated the ability to utilize the losses and credits and determined they could not meet the more likely than not standard.
As of December 31, 2013, the Company had federal and state NOL carryforwards of approximately $28.0 million (which includes $27.5 million of NOL carryforwards from stock-based compensation) and $26.0 million (which includes $1.6 million of NOL carryforwards from stock-based compensation), respectively, to offset future federal and state taxable income. The state NOL carryforwards begin to expire in 2018 and the federal NOL carryforwards expire at various times from 2025 through athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

2033. As of December 31, 2012, the Company had federal and state NOL carryforwards of approximately $6.1 million (which includes $6.1 million of NOL carryforwards from stock-based compensation) and $2.2 million (which includes $0.4 million of NOL carryforwards from stock-based compensation), respectively, to offset future federal and state taxable income.
The Company has generated NOL carryforwards from stock-based compensation deductions in excess of expenses recognized for financial reporting purposes (“excess tax benefits”). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than as a reduction of income tax provision. During the years ended December 31, 2013, 2012, and 2011, the Company realized excess tax benefits from federal and state tax deductions of $6.9 million, $14.1 million and $14.2 million, respectively, which was credited to additional paid-in capital. As of December 31, 2013, the amount of unrecognized federal and state excess tax benefits is $9.6 million and $0.1 million, respectively, which will be credited to additional paid-in capital when realized.
During the year ended December 31, 2013, the Company utilized tax federal and state NOL carryforwards to reduce the current tax provision by $7.0 million and zero, respectively. During the year ended December 31, 2012, the Company utilized federal NOL carryforwards to reduce the current tax provision by $2.8 million. During the year ended December 31, 2011, the Company utilized federal NOL carryforwards to reduce the current tax provision by $0.3 million.
The Company’s federal research and development tax credits carryforward is available to offset future federal and state taxes and the credits expire at various times through 2033. The Company has federal and state R&D credits of $7.6 million (which includes $5.2 million from the utilization of credits under the without method of accounting related to stock-based compensation) and $3.0 million (which includes $1.7 million from the utilization of credits under the without method of accounting related to stock-based compensation), respectively. These benefits, when utilized to reduce taxes payable, will be credited to additional paid-in capital.
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Income tax computed at federal statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	(6)%	5%	6%
Research and development credits	(98)%	—%	(1)%
Permanent differences	20%	6%	2%
Valuation allowance	33%	—%	—%
Total	(16)%	46%	42%
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	2013	2012	2011
Beginning uncertain tax benefits	$1,761	$1,685	$1,610
Prior year – decreases	(537)	(140)	(23)
Prior year – increases	501	177	22
Acquired balances	2,339	—	—
Current year – increases	787	39	76
Ending uncertain tax benefits	$4,851	$1,761	$1,685
Included in the balance of unrecognized tax benefits at December 31, 2013, are $4.3 million of tax benefits that, if recognized, would affect the effective tax rate. The Company anticipates that no material amounts of unrecognized tax benefits will either expire or be settled in the next 12 months of the reporting date.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Under the accounting guidance on this topic, the effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements for the interim or annual period that includes the enactment date. The deferred benefit recorded in 2013 related to the 2012 federal research and development credit was $0.9 million.
The Company is subject to taxation in the United States, various states and India. As of December 31, 2013, tax years 1997 through 2012 – except for 2006 through 2008 for federal purposes – remain open to examination by major taxing jurisdictions athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

to which the Company is subject, which years primarily resulted in carryforward attributes that may still be adjusted upon examination by the Internal Revenue Service or other tax authorities if they have been used or will be used in a future period.
13. EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) retirement savings plan (the “401(k) Plan”), under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and non-forfeitable. The Company may make a discretionary contribution in any year, subject to authorization by the Company’s Board of Directors. During the years ended December 31, 2013, 2012, and 2011, the Company’s contributions to the 401(k)Plan were $3.2 million, $2.4 million, and $1.7 million, respectively.
14. COMMITMENTS AND CONTINGENCIES
On January 11, 2013, a complaint captioned Bushansky v. Epocrates, Inc., et al., Case No. 519078, was filed in San Mateo County Superior Court (the “Court”) on behalf of a putative class of Epocrates’ shareholders against Epocrates and each member of the Epocrates board of directors. This complaint challenged the proposed merger between Epocrates and one of our wholly owned subsidiaries. On January 25, 2013, a similar complaint was filed in the Court captioned DeJoice v. Epocrates, et al., Case No. 519461. This second complaint made similar allegations against Epocrates and each member of the Epocrates board of directors and included a claim against us for aiding and abetting a breach of fiduciary duty. On January 31, 2013, the Bushansky complaint was amended to include additional allegations. Plaintiffs allege, among other things, that the Epocrates directors breached their fiduciary duties by allegedly agreeing to sell Epocrates at an unfair and inadequate price, failing to take steps to maximize the sale price of Epocrates, and making material omissions to the preliminary proxy statement dated January 25, 2013. The complaints sought to enjoin the merger, other equitable relief, and monetary damages. On March 5, 2013, Epocrates and the plaintiffs signed a memorandum of understanding in which the parties agreed to enter into a stipulation of settlement whereby the plaintiffs and all class members would release all claims related to the merger in exchange for Epocrates filing a supplement to its definitive proxy statement regarding the merger with the SEC, which would include additional disclosures regarding the merger agreement, and an agreement to negotiate in good faith regarding the amount of attorneys’ fees and expenses for which plaintiffs may seek approval from the Court. On October 4, 2013, the Court granted final settlement approval including a grant of fees and expenses in the amount of $0.3 million to plaintiffs’ counsel. The settlement has no material impact on our consolidated financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected quarterly financial information follows for the year ended December 31, 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue:
Business services	$121,463	$137,919	$141,326	$162,529	$563,237
Implementation and other	4,133	8,382	10,201	9,050	31,766
Total revenue	125,596	146,301	151,527	171,579	595,003
Expenses:
Direct operating	53,185	59,390	63,245	62,852	238,672
Selling and marketing	32,922	41,035	37,584	37,947	149,488
Research and development	11,944	14,269	15,104	16,322	57,639
General and administrative	31,077	24,670	21,690	22,339	99,776
Depreciation and amortization	8,341	11,107	11,263	12,864	43,575
Total expenses	137,469	150,471	148,886	152,324	589,150
Operating (loss) income	(11,873)	(4,170)	2,641	19,255	5,853
Other (expense) income:
Interest expense	(164)	(1,001)	(1,421)	(1,319)	(3,905)
Other (expense) income	54	63	30	136	283
Total other expense	(110)	(938)	(1,391)	(1,183)	(3,622)
(Loss) income before income tax benefit (provision)	(11,983)	(5,108)	1,250	18,072	2,231
Income tax benefit (provision)	12,683	(7,313)	(80)	(4,927)	363
Net income (loss)	$700	$(12,421)	$1,170	$13,145	$2,594
Net income (loss) per share – Basic	$0.02	$(0.34)	$0.03	$0.35	$0.07
Net income (loss) per share – Diluted	$0.02	$(0.34)	$0.03	$0.34	$0.07
Weighted average shares used in computing net income (loss) per share:
Basic	36,409	36,760	36,970	37,262	36,856
Diluted	37,744	36,760	38,343	38,645	38,257

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per-share amounts)

Selected quarterly financial information follows for the year ended December 31, 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue:
Business services	$93,549	$100,110	$102,256	$112,581	$408,496
Implementation and other	3,017	3,405	3,630	3,723	13,775
Total revenue	96,566	103,515	105,886	116,304	422,271
Expenses:
Direct operating	38,798	41,014	41,866	45,208	166,886
Selling and marketing	23,728	27,389	25,603	27,580	104,300
Research and development	7,168	8,615	8,746	9,263	33,792
General and administrative	16,199	13,961	11,913	14,952	57,025
Depreciation and amortization	5,486	5,795	6,683	7,677	25,641
Total expenses	91,379	96,774	94,811	104,680	387,644
Operating income	5,187	6,741	11,075	11,624	34,627
Other income	134	12	88	17	251
Income before income tax provision	5,321	6,753	11,163	11,641	34,878
Income tax provision	(2,893)	(2,599)	(4,953)	(5,701)	(16,146)
Net income	$2,428	4,154	6,210	5,940	$18,732
Net income per share – Basic	$0.07	$0.12	$0.17	$0.16	$0.52
Net income per share – Diluted	$0.07	$0.11	$0.17	$0.16	$0.50
Weighted average shares used in computing net income per share:
Basic	35,535	35,685	35,832	36,264	35,956
Diluted	36,996	36,906	37,212	37,420	37,133

Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year due to the different number of shares outstanding during each period.