Form 10-Q
period 2014-03-31
ATHENAHEALTH INC
filed 2014-04-18
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At April 16, 2014, the registrant had 37,841,937 shares of common stock, par value $0.01 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per-share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$51,263	$65,002
Marketable securities	74,270	—
Accounts receivable, net	87,018	87,343
Restricted cash	194	3,000
Deferred tax assets	123	6,118
Prepaid expenses and other current assets	18,531	17,194
Total current assets	231,399	178,657
Property and equipment, net	212,338	213,018
Capitalized software costs, net	35,625	29,987
Purchased intangible assets, net	161,172	168,364
Goodwill	198,049	198,049
Investments and other assets	8,229	8,321
Total assets	$846,812	$796,396
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$8,517	$3,930
Accrued compensation	33,087	44,444
Accrued expenses	27,328	24,380
Line of credit	35,000	35,000
Long-term debt	15,000	15,000
Deferred revenue	28,843	27,002
Deferred tax liability	13,933	—
Total current liabilities	161,708	149,756
Deferred rent, net of current portion	1,829	1,478
Long-term debt, net of current portion	170,000	173,750
Deferred revenue, net of current portion	52,586	53,172
Long-term deferred tax liability, net	24,430	21,421
Other long-term liabilities	6,861	5,511
Total liabilities	417,414	405,088
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 38,993 shares issued and 37,715 shares outstanding at March 31, 2014; 38,600 shares issued and 37,322 shares outstanding at December 31, 2013	390	387
Additional paid-in capital	381,358	380,967
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income (loss)	45,305	(446)
Retained earnings	3,545	11,600
Total stockholders’ equity	429,398	391,308
Total liabilities and stockholders’ equity	$846,812	$796,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per-share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue:
Business services	$154,502	$121,463
Implementation and other	8,533	4,133
Total revenue	163,035	125,596
Expense:
Direct operating	72,148	53,185
Selling and marketing	43,227	32,922
Research and development	15,155	11,944
General and administrative	29,357	31,077
Depreciation and amortization	14,249	8,341
Total expense	174,136	137,469
Operating loss	(11,101)	(11,873)
Other (expense) income:
Interest expense	(1,265)	(164)
Other (expense) income	(171)	54
Total other expense	(1,436)	(110)
Loss before income tax benefit	(12,537)	(11,983)
Income tax benefit	4,482	12,683
Net (loss) income	$(8,055)	$700
Net (loss) income per share – Basic	$(0.21)	$0.02
Net (loss) income per share – Diluted	$(0.21)	$0.02
Weighted average shares used in computing net (loss) income per share:
Basic	37,484	36,409
Diluted	37,484	37,744
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(8,055)	$700
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax of $27,534 and $0 for the three months ended March 31, 2014 and 2013, respectively	45,636	(20)
Unrealized loss on interest rate derivative, net of tax of $8 and $0 for the three months ended March 31, 2014 and 2013, respectively	12	—
Foreign currency translation adjustment	103	(36)
Total other comprehensive income (loss)	45,751	(56)
Comprehensive income	$37,696	$644
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,055)	$700
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,459	10,138
Amortization of premium on investments	—	84
Deferred income tax	(4,605)	(12,745)
Stock-based compensation expense	12,351	13,658
Other reconciling adjustments	171	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	325	(7,512)
Prepaid expenses and other current assets	(1,627)	(2,260)
Other long-term assets	(945)	73
Accounts payable	3,913	1,985
Accrued expenses	2,951	4,199
Accrued compensation	(13,529)	(15,640)
Deferred revenue	1,255	2,095
Deferred rent	402	(309)
Net cash provided by (used in) operating activities	14,066	(5,540)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(11,057)	(4,799)
Purchases of property and equipment	(5,325)	(11,003)
Proceeds from sales and maturities of investments	—	56,245
Payments on acquisitions, net of cash acquired	—	(242,836)
Change in restricted cash	2,806	—
Net cash used in investing activities	(13,576)	(202,393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	9,000	8,945
Taxes paid related to net share settlement of stock awards	(19,464)	(7,199)
Proceeds from line of credit	—	105,000
Payments on long-term debt	(3,750)	—
Net settlement of acquired company’s board of directors equity shares	—	(5,806)
Debt issuance costs	—	(275)
Net cash (used in) provided by financing activities	(14,214)	100,665
Effects of exchange rate changes on cash and cash equivalents	(15)	87
Net decrease in cash and cash equivalents	(13,739)	(107,181)
Cash and cash equivalents at beginning of period	65,002	154,988
Cash and cash equivalents at end of period	$51,263	$47,807
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$3,753	$890
Fair value of equity awards assumed	$—	$13,028
Taxes to be paid related to net share settlement of stock units in accrued compensation	$2,209	$—
Additional disclosures
Cash paid for interest	$1,474	$—
Cash (refunded) paid for taxes	$(761)	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the three month periods ended March 31, 2014 and 2013. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Interim Tax Estimate – Because a relatively small change in our projected pre-tax net income (loss) could result in a volatile effective tax rate, we have used a discrete tax approach in calculating the tax benefit for the three months ended March 31, 2014. Under the discrete method, we determine our tax (expense) benefit based upon actual results as if the interim period was an annual period.
Related Party Transaction – During the year ended December 31, 2013, we made a long-term investment in a vendor. The total expense for the three months ended March 31, 2014 was $1.3 million and the total amount payable at March 31, 2014 and December 31, 2013 was $0.6 million and $0.4 million, respectively.
Business Combinations – On May 10, 2013, we completed the acquisition of the real estate commonly known as the Arsenal on the Charles, located in Watertown, Massachusetts. The fair value of the consideration paid was $167.3 million, which was based on management’s estimates and assumptions based on the information that was available as of the date of the acquisition. Certain items, such as the working capital adjustments to the purchase price, were subject to change as additional information was received about facts and circumstances that existed at the date of acquisition. During the three months ended March 31, 2014, we finalized this valuation.
2. NET (LOSS) INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive to earnings per share.
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(8,055)	$700
Weighted average shares used in computing basic net (loss) income per share	37,484	36,409
Net (loss) income per share – basic	$(0.21)	$0.02
Net (loss) income	$(8,055)	$700
Weighted average shares used in computing basic net (loss) income per share	37,484	36,409
Effect of dilutive securities	—	1,335
Weighted average shares used in computing diluted net (loss) income per share	37,484	37,744
Net (loss) income per share – diluted	$(0.21)	$0.02
The computation of diluted net income per share excludes 0.8 million of stock options and stock units for the three months ended March 31, 2013 because their inclusion would have an anti-dilutive effect on net income per share.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Included in cash and cash equivalents as of March 31, 2014 and December 31, 2013 are money market fund investments of less than $0.1 million, which are reported at fair value. As of March 31, 2014, we had $185.0 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility. As of December 31, 2013, we had $188.8 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility. The carrying amounts for these facilities approximate their fair values due to the nature of variable rate instruments which use current market rates.
We previously invested a total of $1.1 million in a privately-held entity, Castlight Health, Inc. (“Castlight”), a leading provider of cloud-based software that enables enterprises to control health care costs. This investment was initially recorded and subsequently carried at cost through December 31, 2013. On March 14, 2014, an initial public offering (“IPO”) of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we classified this investment as “available-for-sale” and marked the shares we hold to market based on quoted market prices as of March 31, 2014. Although the investment is classified as available-for-sale, we are prohibited from selling the investment for 180 days subsequent to the IPO. As of March 31, 2014, the aggregate fair value of the investment was $74.3 million and is recorded in the Marketable securities line on the Condensed Consolidated Balance Sheet. The unrealized gain on investment of $45.6 million is included in other comprehensive income, net of a $27.5 million short-term deferred tax liability.
Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We recognize all derivatives on the Condensed Consolidated Balance Sheet at fair value. For the three months ended March 31, 2014, no amount was recognized in earnings for our interest rate swap. We do not expect that any of the approximately $0.2 million of net pre-tax derivative losses included in accumulated other comprehensive income (loss) at March 31, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. There was no ineffectiveness associated with the interest rate swap during the three months ended March 31, 2014, nor was any amount excluded from ineffectiveness testing. We are exposed to credit loss in the event of non-performance by the swap counter party.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

	Fair Value Measurements as of March 31, 2014, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$30	$—	$—	$30
Available-for-sale investments:
Marketable equity securities	74,270	—	—	74,270
Total assets	$74,300	$—	$—	$74,300
Interest rate swap liability (a)	$—	$(334)	$—	$(334)
Total liabilities	$—	$(334)	$—	$(334)

	Fair Value Measurements as of December 31, 2013, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$26	$—	$—	$26
Total assets	$26	$—	$—	$26
Interest rate swap liability (a)	$—	$(354)	$—	$(354)
Total liabilities	$—	$(354)	$—	$(354)

(a)	Recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.
Money market funds and marketable equity securities are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any periods presented.
The estimated fair value of our interest rate swap agreement with a certain financial institution at March 31, 2014 was $0.3 million, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include preset value of fixed and projected floating rate cash flows over term of the swap contract.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

4. INVESTMENTS
We had the following available-for-sale securities at March 31, 2014:

	Cost	Gross Unrealized Gain	Fair Value
Marketable equity securities	$1,100	$73,170	$74,270

As of December 31, 2013, we had no available-for-sale securities.

5. OPERATING LEASES
Future minimum lease payments under non-cancelable operating leases as of March 31, 2014 are as follows:

Year ending December 31,	Future Rent Payments
Remaining 2014	$5,344
2015	8,551
2016	10,563
2017	11,139
2018	11,455
Thereafter	91,784
$138,836

6. COMMITMENTS AND CONTINGENCIES
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
Additionally, we will accrue a liability for loss contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding the increased levels of automation of our services; option exercise activity; increased investments in our office space; evaluation and integration of Epocrates; expanded sales and marketing efforts; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity issues; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our expectations for future financial and operational performance, product and service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue;” the negative of these terms; or other comparable terminology. Forward-looking statements in this Item 2 include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased research and development and sales and marketing expenses, increased cross-selling efforts among our service offerings, expected client implementations, and research and development for service offerings.
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, under the heading Part I, Item 1A, “Risk Factors” and any set forth below in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.”
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
Overview
athenahealth provides cloud-based business services that help medical caregivers achieve and sustain financial health by collecting more revenue and greatly reducing their administrative work burden. These services are designed to minimize the hassles that caregivers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. Our services are delivered and consumed through a single instance of our cloud-based platform, athenaNet, through which we continuously update and improve our services. Regular updates to athenaNet are free and automatic for everyone on the network. As a web-based platform, athenaNet can be quickly implemented by our staff, with low upfront costs to clients.
The services provided through our single-instance cloud are offered as a suite of four seamlessly integrated services: athenaCollector for revenue cycle and practice management, athenaClinicals for electronic health record management, athenaCommunicator for patient communication management, and athenaCoordinator for care coordination and financial and quality management.
Each service is supported by a model comprised of three distinct but interconnected components: cloud-based software (“Software”), networked knowledge (“Knowledge”), and back-office work (“Work”). The cloud-based software is provided at no extra charge to users but is the primary conduit through which we exchange information between clients, insurance payers, and our staff of experts. Knowledge is infused into each service via our rules engine as we work with clients, insurance payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance, making the network “smarter” and more powerful for all clients. The network’s shared knowledge and transparency also allows clients to monitor and benchmark their performance against those of other practices across the network. The third component to each service is the Work that we perform on behalf of our clients. Wherever possible, we replace manual processes with automation, but where automation is not possible, we perform the work on our clients’ behalf. These services range from receiving, scanning, and delivering incoming faxes to tracking claims with insurance payers. This unique service model of Software, Knowledge, and Work is the core of our aligned success model. We charge clients a percentage of collections, in most cases, connecting our financial results directly to that of our clients and our ability to drive revenue to medical practices.
We also provide clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) the opportunity to sponsor clinical information and decision support services in order to engage with Epocrates’ member network, and offer the sale of subscriptions to Epocrates’ premium drug and clinical reference tools to health care professionals.

For the three months ended March 31, 2014, we generated revenue of $163.0 million from the sale of our services compared to $125.6 million for the three months ended March 31, 2013. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominately derived from athenahealth-branded business services, which exclude revenue from Epocrates-branded services and third-party tenant revenue, that we provide on an ongoing basis. Revenue from business services associated with our four integrated services is generally determined as a percentage of payments collected by us on behalf of our clients, so the key drivers of such revenue include growth in the number of physicians and other medical providers working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies, assumptions, and evaluate and update our assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 7, 2014.
Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services includes revenue from our revenue cycle and practice management service (athenaCollector); electronic health record management service (athenaClinicals); patient communication management service (athenaCommunicator); care coordination and financial and quality management service (athenaCoordinator); and subscriptions, sponsored clinical information, and decision support services for our point of care clinical application (Epocrates). Business services accounted for approximately 95% and 97% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per statement charge for billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
Implementation and other services revenue consists primarily of professional services fees related to assisting clients with the initial implementation of our services, as well as third-party tenant revenue. Implementation and other services revenue is largely driven by the increase in the volume of our new business. As a result, we expect implementation and other services revenue to increase in absolute terms for the foreseeable future but to remain relatively consistent as a percentage of total revenue. None of our clients accounted for more than 10% of our total revenues for the three months ended March 31, 2014 and 2013.
Direct Operating Expense. Direct operating expense consists primarily of personnel-related expense (including stock-based compensation) related to personnel who provide services, including implementation to clients, and claim processing costs. We expense implementation costs as incurred. We include in direct operating expense all service costs incurred to fulfill our customer contracts. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense also includes costs associated with third-party tenant revenue. Direct operating expense does not include allocated amounts for rent expense, depreciation, and amortization, except for amortization related to certain purchased intangible assets.
Selling and Marketing Expense. Selling and marketing expense consists primarily of personnel-related expense for sales and marketing employees (including stock-based compensation) and marketing programs (including trade shows, brand messaging, and online initiatives). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and to expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase in line with revenue growth. Sales and marketing expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to certain purchased intangible assets.
Research and Development Expense. Research and development expense consists primarily of personnel-related expenses for research and development employees (including stock-based compensation) and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely increase as a percent of revenue as we develop and enhance new and existing services; however, the amount of expenditures that should be capitalized as software development costs versus expensed as research and development could vary based on the specific projects we undertake.
General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees (including stock-based compensation), occupancy and other indirect costs (including building maintenance and utilities for space occupied by us), and outside professional fees for accountants, lawyers, and consultants. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time.
Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development, which we amortize over a two to three-year period from the time of release of related software code. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. We expect depreciation and amortization expense to increase as we make investments to support our continued growth, new service offerings, and infrastructure expansion.
Other (Expense) Income. Other (expense) income is primarily comprised of interest expense. Interest expense consists primarily of interest costs related to our term and revolving loans under our credit facility and the amortization of deferred financing fees.
Income Tax (Provision) Benefit. Income tax (provision) benefit relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to transaction costs associated with stock acquisitions, the treatment of Incentive Stock Options (“ISOs”) and the Employee Stock Purchase Plan, and the impact of certain tax deduction limits related to certain of our highly compensated officers. Transaction costs related to stock acquisitions are primarily non-tax deductible. The treatment of disqualifying dispositions related to ISOs are also treated as discrete items, which means that they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. We substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these options since we cannot anticipate when disqualifying dispositions related to these stock options will occur.

Recent Developments
We previously invested a total of $1.1 million in a privately-held entity named Castlight Health, Inc. (“Castlight”), a leading provider of cloud-based software that enables enterprises to control health care costs. This investment was initially recorded at cost. On March 14, 2014, an initial public offering (“IPO”) of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we classified this investment as “available-for-sale” and marked the shares we hold to market based on quoted market prices as of March 31, 2014. Although the investment is classified as available-for-sale, we are prohibited from selling the investment for 180 days subsequent to the IPO. As of March 31, 2014, the aggregate fair value of the investment was $74.3 million and is recorded in the Marketable securities line on the Condensed Consolidated Balance Sheet. The unrealized gain on investment of $45.6 million is included in other comprehensive income, net of a $27.5 million short-term deferred tax liability.
Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Business services	$154,502	$121,463	$33,039	27%
Implementation and other	8,533	4,133	4,400	106%
Total	$163,035	$125,596	$37,439	30%
Total revenue for the three months ended March 31, 2014 increased due to an increase in business services revenue.
Business Services Revenue. The $33.0 million increase in business services revenue is primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and practice management service, athenaCollector; electronic health record management service, athenaClinicals; and patient communication management service, athenaCommunicator; are as follows:

		Three Months Ended March 31,
		2014	2013	Change
		Amount	Amount	Amount	Percent
athenaCollector	Physicians	37,663	28,850	8,813	31%
	Providers	52,886	40,937	11,949	29%
athenaClinicals	Physicians	13,521	8,776	4,745	54%
	Providers	18,343	12,139	6,204	51%
athenaCommunicator	Physicians	24,030	11,840	12,190	103%
	Providers	31,707	16,296	15,411	95%
Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed are as follows:

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(in millions)
Collections processed	$3,172.1	$2,567.0	$605.1	24%
The increase in business services revenue is additionally due to revenue from sponsored clinical information and decision support services and subscriptions, or our Epocrates-branded services. The three months ended March 31, 2014 and 2013 includes $10.6 million and $5.5 million of total revenue attributable to these services, respectively.
Implementation and Other Revenue. The $4.4 million increase in revenue from implementation and other revenue was primarily driven by third-party tenant revenue of $4.2 million, primarily due to the Arsenal on the Charles property, for the three months ended March 31, 2014. We did not have any tenant revenue from the Arsenal on the Charles property for the three months ended March 31, 2013.

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Direct operating	$72,148	$53,185	$18,963	36%
Direct Operating Expense. The number of claims that we processed on behalf of our clients increased during the three months ended March 31, 2014. The increase in direct operating expense is primarily due to the expense of providing these services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(in millions)
Total claims submitted	25.8	20.7	5.1	25%
Direct operating employee-related costs, including stock-based compensation, increased $7.2 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to an 11% increase in headcount and an increase in the fair value of our recently issued stock-based compensation expense. We increased headcount to meet the current and anticipated demand for our services as our customer base continues to expand and includes larger medical groups.
Direct operating expense for the three months ended March 31, 2014 also includes $2.6 million of costs associated with third-party tenant revenue. No cost associated with third-party tenant revenue was included in direct operating expense during the three months ended March 31, 2013.

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Selling and marketing	$43,227	$32,922	$10,305	31%
Research and development	15,155	11,944	3,211	27%
General and administrative	29,357	31,077	(1,720)	(6)%
Depreciation and amortization	14,249	8,341	5,908	71%
Total	$101,988	$84,284	$17,704	21%
Selling and Marketing Expense. The increase in selling and marketing expense was in part due to compensation costs, including stock-based compensation expense, internal sales commissions and external channel partner commission, which increased approximately $4.5 million. The cost of compensation is primarily driven by headcount. Our sales and marketing headcount increased 26% since March 31, 2013, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. Additionally, amortization related to purchased intangible assets allocated to selling and marketing expense increased $3.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to our acquisition of Epocrates during the three months ended March 31, 2013.
Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased approximately $2.4 million, largely due to a 43% increase in headcount. The additional research and development personnel were necessary in order to upgrade and expand our service offerings and develop new technologies. The increase in research and development expense was also impacted by an increase of $0.8 million in consulting fees for third-party developers. We anticipate that research and development expense will continue to increase in the foreseeable future.
General and Administrative Expense. General and administrative expense declined in the three months ended March 31, 2014, primarily due to $8.5 million of transaction and integration costs associated with the Epocrates and Arsenal transactions and stock-based compensation related to the acceleration of vesting for certain Epocrates employees upon termination during the three months ended March 31, 2013.
The decline in general and administrative expense was partially offset by a $4.7 million increase in compensation costs (including stock-based compensation not related to the Epocrates acceleration of vesting). This increase is primarily due to a 24% increase in headcount from March 31, 2013. We increased our general and administrative personnel to support our growth. Finally, occupancy and other indirect costs (including building maintenance and utilities for space occupied by us) increased by $1.7 million for the three months ended March 31, 2014. The increase we experienced in headcount drove an increased investment in our infrastructure.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2014 increased approximately $5.9 million, or 71%, from the three months ended March 31, 2013. This increase was partially due to $2.6 million of depreciation from higher fixed asset expenditures and $2.2 million of amortization related to an increase in our software development costs. The increase was also impacted by $0.9 million of depreciation related to the Arsenal on the Charles. There was no depreciation expense associated with the Arsenal on the Charles during the three months ended March 31, 2013.
Interest Expense. Interest expense increased by $1.1 million for the three months ended March 31, 2014, primarily due to the $115.0 million increase in the amount of debt outstanding compared to the prior period.

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Income tax benefit	$4,482	$12,683	$(8,201)	(65)%
Effective tax rate	(36)%	(106)%
Income Tax Benefit. Because a relatively small change in our projected pre-tax net income (loss) could result in a volatile effective tax rate, we have used a discrete tax approach in calculating the tax benefit for the three months ended March 31, 2014. The difference in our effective tax rate for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to a decrease in permanent differences related to non-deductible transaction costs associated with the Epocrates transaction in 2013.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $51.3 million versus $47.8 million as of March 31, 2013.
As of March 31, 2014, we have outstanding indebtedness of $220.0 million versus $105.0 million as of March 31, 2013. The increase as of March 31, 2014, is due to a new debt agreement to fund our purchase of the Arsenal. On May 10, 2013, we entered into a five-year $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility replaced our previous revolving credit facility. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature, and may be used to refinance existing indebtedness, to finance the acquisition of the Arsenal on the Charles, and for working capital and other general corporate purposes. We may increase the Senior Credit Facility up to an additional $100.0 million subject to certain terms, including obtaining lender commitments. As of March 31, 2014, we had $185.0 million outstanding on the unsecured term loan facility and $35.0 million outstanding on the unsecured revolving credit facility. As of March 31, 2014, we had $90.0 million available on the unsecured revolving credit facility. As of March 31, 2014, we were in compliance with our covenants under the Senior Credit Facility.
We believe our current sources of liquidity are sufficient to sustain operations, to finance our strategic initiatives, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our analysis is supported by the growth in our new customer base and a high rate of renewal with our existing customers and the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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

Comparison of the Three Months Ended March 31, 2014 and 2013
Operating Cash Flow Activities

	Three Months Ended March 31,
	2014	2013	Change
Net (loss) income	$(8,055)	$700	$(8,755)
Non-cash adjustments	29,376	11,129	18,247
Net income after non-cash adjustments	21,321	11,829	9,492
Cash used in changes in operating assets and liabilities	(7,255)	(17,369)	10,114
Net cash provided by (used in) operating activities	$14,066	$(5,540)	$19,606
Net cash provided by (used in) operating activities increased $19.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The change in net cash provided by (used in) operating activities for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, is primarily due to an increase in depreciation and amortization expense of $11.3 million, which was primarily the result of the acquisitions of Epocrates and the real estate commonly known as the Arsenal on the Charles. Additionally, there was a $7.8 million increase in the cash provided by accounts receivable due to strong collection efforts.
Investing Cash Flow Activities
Net cash used in investing activities decreased $188.8 million to $13.6 million for the three months ended March 31, 2014, as the three months ended March 31, 2013 included cash paid for the acquisition of Epocrates of $242.8 million, net of cash acquired, which was offset by $56.2 million of proceeds from the sales and maturities of investments.
We make investments in property and equipment and in software development on an ongoing basis. We expect these investments to increase in the foreseeable future to support our continued growth and new service offerings, as well as to support expansion in four of our office locations during 2014, including our corporate headquarters and new office space.
Financing Cash Flow Activities
Net cash (used in) provided by financing activities decreased $114.9 million to $(14.2) million for the three months ended March 31, 2014, primarily due to $105.0 million in proceeds received from our line of credit during the three months ended March 31, 2013. We anticipate that we may continue to pay taxes for the settlement of RSU awards in excess of cash received for option exercises in the foreseeable future, due to the recent increase in our stock price and the increase in our employees' election to receive stock units over stock options.
Contractual Obligations
The following table summarizes our long-term contractual obligations and commitments as of March 31, 2014:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Long-term debt (1)	$185,000	15,000	30,000	30,000	110,000	—
Operating lease obligations	138,836	6,709	19,632	22,710	89,785	—
Other	4,851	—	—	—	—	4,851
Total	$328,687	$21,709	$49,632	$52,710	$199,785	$4,851
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
“Other” consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of March 31, 2014, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.

Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three months ended March 31, 2014 and 2013, less than 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.
Interest Rate Risk. We had $220.0 million of outstanding borrowings under our Senior Credit Facility at March 31, 2014. The Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Senior Credit Facility.
During the three months ended March 31, 2014, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported by us in interest expense.
We recorded the interest rate swap at fair value, which amounted to a liability of $0.3 million at March 31, 2014. A one hundred basis point change in the interest rate on our borrowings outstanding as of March 31, 2014 would result in a change in interest expense of approximately $2.2 million annually.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2014 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
We have finalized the integration of Epocrates revenue internal control processes with ours.
Other than the change noted above, there have been no changes in our internal control over financial reporting for the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
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
On March 1, 2013, a purported class action lawsuit was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13cv0945, against Epocrates and certain of its former officers and directors. On October 8, 2013, plaintiffs filed an amended complaint against Epocrates and two of its former officers, asserting claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all Epocrates stockholders that purchased shares between February 2, 2011 and August 9, 2011. The amended complaint alleges that Epocrates made false or misleading statements regarding the timing of its pharmaceutical clients’ regulatory approvals of interactive messages while awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which, among other things, caused the clients to delay spending on marketing, negatively impacted Epocrates’ sales and revenue growth, and resulted in purported GAAP violations in Epocrates’ financial statements. The amended complaint seeks certification as a class action, compensatory damages in an unspecified amount and other relief. Our motion to dismiss the amended complaint is fully briefed and set for hearing on April 24, 2014. We believe that we have meritorious defenses to the amended complaint and will continue to contest the claims vigorously.
In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
In Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on February 7, 2014, we described risk factors relevant to our business. The following risk factor updates and supplements those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully review these risk factors and those described in other reports we file with the SEC in evaluating our business.

Potential health care reform and new regulatory requirements placed on our software, services, and content could impose increased costs on us, delay or prevent our introduction of new service types, and impair the function or value of our existing service types.

Our services may be significantly impacted by health care reform initiatives and will be subject to increasing and changing regulatory requirements, any of which could affect our business in a multitude of ways. Such reforms or changes could render our existing services obsolete, unprofitable, or impossible to provide or make the development of new services more costly, more time-consuming, or impracticable. Further, where we lead the industry in implementing new standards, changes in or delays in implementing those standards could impact our competitive position in the market. These effects could, in turn, impose additional costs upon us to adapt to the new operating environment, further develop services or software, or rework our marketing strategy, as well as reduce our revenue or the demand for our services.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Lease by and between the Registrant and Seaholm L/R, LLC, dated January 31, 2014

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL:
(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statements of Income
(iii) the Condensed Consolidated Statements of Comprehensive Income
(iv) the Condensed Consolidated Statements of Cash Flows
(v) the Notes to Condensed Consolidated Financial Statements

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
Date: April 18, 2014