Form 10-Q
period 2014-06-30
ATHENAHEALTH INC
filed 2014-07-18
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At July 15, 2014, the registrant had 37,964,443 shares of common stock, par value $0.01 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per-share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$56,245	$65,002
Marketable securities	53,200	—
Accounts receivable, net	97,561	87,343
Restricted cash	45	3,000
Deferred tax assets, net	119	6,118
Prepaid expenses and other current assets	19,964	17,194
Total current assets	227,134	178,657
Property and equipment, net	234,962	213,018
Capitalized software costs, net	45,184	29,987
Purchased intangible assets, net	152,532	168,364
Goodwill	198,049	198,049
Investments and other assets	7,791	8,321
Total assets	$865,652	$796,396
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$9,021	$3,930
Accrued compensation	48,884	44,444
Accrued expenses	39,183	24,380
Line of credit	35,000	35,000
Long-term debt	15,000	15,000
Deferred revenue	26,874	27,002
Deferred tax liability, net	6,884	—
Total current liabilities	180,846	149,756
Deferred rent, net of current portion	4,911	1,478
Long-term debt, net of current portion	166,250	173,750
Deferred revenue, net of current portion	54,556	53,172
Long-term deferred tax liability, net	22,592	21,421
Other long-term liabilities	7,121	5,511
Total liabilities	436,276	405,088
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 39,211 shares issued and 37,933 shares outstanding at June 30, 2014; 38,600 shares issued and 37,322 shares outstanding at December 31, 2013	393	387
Additional paid-in capital	396,597	380,967
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income (loss)	32,203	(446)
Retained earnings	1,383	11,600
Total stockholders’ equity	429,376	391,308
Total liabilities and stockholders’ equity	$865,652	$796,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Business services	$175,949	$137,919	$330,451	$259,382
Implementation and other	9,973	8,382	18,506	12,515
Total revenue	185,922	146,301	348,957	271,897
Expense:
Direct operating	74,774	59,390	146,922	112,575
Selling and marketing	50,722	41,035	93,949	73,957
Research and development	16,417	14,269	31,572	26,213
General and administrative	30,443	24,670	59,800	55,747
Depreciation and amortization	15,186	11,107	29,435	19,448
Total expense	187,542	150,471	361,678	287,940
Operating loss	(1,620)	(4,170)	(12,721)	(16,043)
Other (expense) income:
Interest expense	(1,275)	(1,001)	(2,541)	(1,165)
Other (expense) income	(6)	63	(176)	117
Total other expense	(1,281)	(938)	(2,717)	(1,048)
Loss before income tax benefit (provision)	(2,901)	(5,108)	(15,438)	(17,091)
Income tax benefit (provision)	739	(7,313)	5,221	5,370
Net loss	$(2,162)	$(12,421)	$(10,217)	$(11,721)
Net loss per share – Basic	$(0.06)	$(0.34)	$(0.27)	$(0.32)
Net loss per share – Diluted	$(0.06)	$(0.34)	$(0.27)	$(0.32)
Weighted average shares used in computing net loss per share:
Basic	37,860	36,760	37,673	36,598
Diluted	37,860	36,760	37,673	36,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,162)	$(12,421)	$(10,217)	$(11,721)
Other comprehensive (loss) income
Unrealized (loss) gain on securities, net of tax of $7,929 and $19,605 for the three and six months ended June 30, 2014, respectively, and $0 and $0 for the three and six months ended June 30, 2013, respectively	(13,141)	(20)	32,495	(20)
Unrealized loss on interest rate derivative, net of tax of $77 and $69 for the three and six months ended June 30, 2014, respectively	(127)	—	(114)	—
Foreign currency translation adjustment	166	180	268	144
Total other comprehensive (loss) income	(13,102)	160	32,649	124
Comprehensive (loss) income	$(15,264)	$(12,261)	$22,432	$(11,597)
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,217)	$(11,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,301	26,226
Deferred income tax	(5,478)	(5,492)
Stock-based compensation expense	26,565	24,042
Other reconciling adjustments	143	174
Changes in operating assets and liabilities:
Accounts receivable, net	(10,218)	(8,259)
Prepaid expenses and other current assets	(3,043)	(5,069)
Other long-term assets	(388)	493
Accounts payable	4,571	2,864
Accrued expenses and other long-term liabilities	9,526	(796)
Accrued compensation	3,852	(1,307)
Deferred revenue	1,256	2,232
Deferred rent	1,882	(3,632)
Net cash provided by operating activities	63,752	19,755
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(26,218)	(12,993)
Purchases of property and equipment	(28,991)	(16,601)
Proceeds from sales and maturities of investments	—	56,245
Payments on acquisitions, net of cash acquired	—	(410,161)
Change in restricted cash	2,955	1,357
Other investing activities	(250)	—
Net cash used in investing activities	(52,504)	(382,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	13,845	12,248
Taxes paid related to net share settlement of stock awards	(26,520)	(9,924)
Proceeds from line of credit	—	155,000
Proceeds from long-term debt	—	200,000
Payments for long-term debt	(7,500)	(3,750)
Payments for line of credit	—	(105,000)
Net settlement of acquired company’s board of directors equity shares	—	(5,806)
Debt issuance costs	—	(1,592)
Net cash (used in) provided by financing activities	(20,175)	241,176
Effects of exchange rate changes on cash and cash equivalents	170	(208)
Net decrease in cash and cash equivalents	(8,757)	(121,430)
Cash and cash equivalents at beginning of period	65,002	154,988
Cash and cash equivalents at end of period	$56,245	$33,558
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$11,005	$268
Non-cash leasehold improvements	$1,620	$—
Fair value of equity awards assumed	$—	$13,028
Additional disclosures
Cash paid for interest, net	$2,400	$476
Cash (refunded) paid for taxes	$(754)	$994

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Interim Tax Estimate – Because a relatively small change in our projected pre-tax net (loss) income could result in a volatile effective tax rate, we used a discrete tax approach in calculating the tax benefit (provision) for the three and six months ended June 30, 2014 and 2013. Under the discrete method, we determine our tax benefit (expense) based upon actual results as if the interim period was an annual period.
Related Party Transactions – During the year ended December 31, 2013, we made a long-term investment in a vendor. The total expense for the three and six months ended June 30, 2014 was $2.6 million and $4.1 million, respectively, and the total amount payable at June 30, 2014 and December 31, 2013 was $1.0 million and $0.4 million, respectively.
Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Securities and Exchange Commission (“SEC”) has indicated that it plans to review and update the revenue recognition guidance in Staff Accounting Bulletin Topic 13 (“SAB Topic 13”) when the ASU is issued. The extent to which the ASU’s guidance will affect the Company as it relates to revenue recognition will depend on whether the SEC removes or amends the guidance in SAB Topic 13 to be consistent with the new revenue standard. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted.
2. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be anti-dilutive to earnings per share.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

The following table reconciles the weighted average shares outstanding for basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,162)	$(12,421)	$(10,217)	$(11,721)
Weighted average shares used in computing basic net loss per share	37,860	36,760	37,673	36,598
Net loss per share – basic	$(0.06)	$(0.34)	$(0.27)	$(0.32)
Net loss	$(2,162)	$(12,421)	$(10,217)	$(11,721)
Weighted average shares used in computing basic net loss per share	37,860	36,760	37,673	36,598
Effect of dilutive securities	—	—	—	—
Weighted average shares used in computing diluted net loss per share	37,860	36,760	37,673	36,598
Net loss per share – diluted	$(0.06)	$(0.34)	$(0.27)	$(0.32)
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Included in cash and cash equivalents as of December 31, 2013 are money market fund investments of less than $0.1 million, which are reported at fair value. As of June 30, 2014, we had $181.3 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility. As of December 31, 2013, we had $188.8 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility. The carrying amounts for these facilities approximate their fair values due to the nature of variable rate instruments which use current market rates.
During the three months ended June 30, 2014, we made our first investment in our More Disruption Please Accelerator portfolio, a program designed to cultivate heath care information technology start-ups and expand services offered to our physician network. The investment is in the form of a $0.3 million short-term convertible note receivable, and is included in other current assets on our Condensed Consolidated Balance Sheet. At June 30, 2014, as there is no indication of performance risk and no conversion is currently contemplated, we estimate that the fair value of this note receivable approximates cost.
We previously invested a total of $1.1 million in a privately-held entity, Castlight, a leading provider of cloud-based software that enables enterprises to control health care costs. This investment was initially recorded and subsequently carried at cost through December 31, 2013. On March 14, 2014, an initial public offering (“IPO”) of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we classified this investment as “available-for-sale” and marked the shares we hold to market based on quoted market prices as of June 30, 2014. Although the investment is classified as available-for-sale, we are prohibited from selling the investment for 180 days subsequent to the IPO. As of June 30, 2014, the aggregate fair value of the investment was $53.2 million and is recorded in the Marketable securities line on the Condensed Consolidated Balance Sheet. The unrealized gain on investment of $32.5 million is included in other comprehensive income, net of a $19.6 million short-term deferred tax liability.
Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. For the three and six months ended June 30, 2014, no amount was recognized in earnings for our interest rate swap. We do not expect that any of the approximately $0.2 million of pre-tax unrealized losses included in accumulated other comprehensive income (loss) at June 30, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. There was no ineffectiveness associated with the interest rate swap during the three and six months ended June 30, 2014, nor was any amount excluded from ineffectiveness testing. We are exposed to credit loss in the event of non-performance by the swap counter party.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

	Fair Value Measurements as of June 30, 2014, Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Marketable equity securities	53,200	—	—	53,200
Total assets	$53,200	$—	$—	$53,200
Interest rate swap liability (a)	$—	$(538)	$—	$(538)
Total liabilities	$—	$(538)	$—	$(538)

	Fair Value Measurements as of December 31, 2013, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$26	$—	$—	$26
Total assets	$26	$—	$—	$26
Interest rate swap liability (a)	$—	$(354)	$—	$(354)
Total liabilities	$—	$(354)	$—	$(354)

(a)	Recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
The estimated fair value of our interest rate swap agreement with a certain financial institution at June 30, 2014 was a liability of $0.5 million, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include preset value of fixed and projected floating rate cash flows over term of the swap contract.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per-share amounts)

4. INVESTMENTS
We had the following available-for-sale securities at June 30, 2014:

	Cost	Gross Unrealized Gain	Fair Value
Marketable equity securities	$1,100	$52,100	$53,200

As of December 31, 2013, we had no available-for-sale securities.
5. OPERATING LEASES
Future minimum lease payments under non-cancelable operating leases as of June 30, 2014 are as follows:

Year ending December 31,	Future Rent Payments
Remaining 2014	$2,845
2015	7,036
2016	11,146
2017	10,987
2018	11,194
Thereafter	93,075
$136,283

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
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding the increased levels of automation of our services; implementation services provided by external service providers; expanded sales and marketing efforts; increased cross-selling efforts among our service offerings; market trends; investments to support continued growth, new service offerings, and infrastructure expansion; activity of option exercises and withholding of shares to cover taxes; integration of Epocrates; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity matters; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our management’s expectations for future financial and operational performance and expenditure, profitability and business outlook. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue;” the negative of these terms; or other comparable terminology.
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
Each service is supported by a model comprised of three distinct but interconnected components: cloud-based software (“Software”), networked knowledge (“Knowledge”), and back-office work (“Work”). The Software is provided at no extra charge to users but is the primary conduit through which we exchange information among clients, insurance payers, and our staff of experts. Knowledge is infused into each service via our rules engine as we work with clients, insurance payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance, making the network “smarter” and more powerful for all clients. The network’s shared knowledge and transparency also allows clients to monitor and benchmark their performance against those of other practices across the network. The third component to each service is the Work that we perform on behalf of our clients. Wherever possible, we replace manual processes with automation, but where automation is not possible, we perform the work on our clients’ behalf. These services range from receiving, scanning, and delivering incoming faxes to tracking claims with insurance payers. This unique service model of Software, Knowledge, and Work is the core of our aligned success model.
We also provide clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) the opportunity to sponsor clinical information and decision support services in order to engage with Epocrates’ member network, and offer the sale of subscriptions to Epocrates’ premium drug and clinical reference tools to health care professionals.
For the three and six months ended June 30, 2014, we generated revenue of $185.9 million and $349.0 million compared to $146.3 million and $271.9 million for the three and six months ended June 30, 2013. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure.

Our revenue is predominately derived from athenahealth-branded business services, which exclude revenue from Epocrates-branded services and third-party tenant revenue, that we provide on an ongoing basis. We charge clients a percentage of payments collected by us on behalf of our clients, in most cases, connecting our financial results directly to that of our clients and our ability to drive revenue to medical practices. Therefore, the key drivers of our revenue include growth in the number of physicians and other medical providers working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions, and evaluate and update our assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 7, 2014.
Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services includes revenue from our revenue cycle and practice management service (athenaCollector); electronic health record management service (athenaClinicals); patient communication management service (athenaCommunicator); care coordination and financial and quality management service (athenaCoordinator); and subscriptions, sponsored clinical information, and decision support services for our point of care clinical application (Epocrates). None of our clients accounted for more than 10% of our total revenues for the three and six months ended June 30, 2014 and 2013.
Business services accounted for approximately 95% and 94% of our total revenues for the three months ended June 30, 2014 and 2013, respectively. Business services accounted for approximately 95% of our total revenues for both the six months ended June 30, 2014 and 2013. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per statement charge for certain billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
Implementation and other services revenue consists primarily of professional services fees related to assisting clients with the initial implementation of our services, as well as third-party tenant revenue. We expect implementation fees to decline as more implementation services are being provided by external service providers. Additionally, we expect implementation and other services revenue to remain relatively constant for the foreseeable future and to decrease as a percentage of revenue over time.
Direct Operating Expense. Direct operating expense consists primarily of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of clients, and claim processing costs. We expense implementation costs as incurred. We include in direct operating expense all service costs incurred to fulfill our customer contracts. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense also includes costs associated with third-party tenant revenue. Direct operating expense does not include allocated amounts for rent expense, depreciation, and amortization, except for amortization related to certain purchased intangible assets.
Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation expense for sales and marketing employees (including stock-based compensation) and marketing programs (including trade shows, brand messaging, and online initiatives). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and to expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase in line with revenue growth. As we begin to leverage lower cost sales channels, we expect sales and marketing expense to decline as a percentage of revenue over time. Sales and marketing expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization, except for amortization related to certain purchased intangible assets.
Research and Development Expense. Research and development expense consists primarily of compensation expense for research and development employees (including stock-based compensation) and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely increase as a percent of revenue as we develop and enhance new and existing services; however, the amount of expenditures that should be capitalized as software development costs versus expensed as research and development could vary based on the specific projects we undertake. Research and development expense does not include allocated amounts for rent, occupancy and other indirect costs (including building maintenance and utilities), depreciation, and amortization.
General and Administrative Expense. General and administrative expense consists primarily of compensation expense for administrative employees (including stock-based compensation), occupancy and other indirect costs (including building maintenance and utilities for space occupied by us), and outside professional fees for accountants, lawyers, and consultants. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time.
Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development, which we amortize over a two to three-year period from the time of release of the related software code. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. We expect depreciation and amortization expense to increase as we make investments to support our continued growth, new service offerings, and infrastructure expansion.
Other (Expense) Income. Other (expense) income is primarily comprised of interest expense. Interest expense consists primarily of interest costs related to our term and revolving loans under our credit facility and the amortization of deferred financing fees.
Income Tax Benefit (Provision). Income tax benefit (provision) relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to transaction costs associated with stock acquisitions, the treatment of Incentive Stock Options (“ISOs”) and the Employee Stock Purchase Plan, and the impact of certain tax deduction limits related to certain of our highly compensated officers. Transaction costs related to stock acquisitions are primarily non-tax deductible. The treatment of disqualifying dispositions related to ISOs are also treated as discrete items, which means that they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. We substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these options since we cannot anticipate when disqualifying dispositions related to these stock options will occur.

Recent Developments
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The SEC has indicated that it plans to review and update the revenue recognition guidance in Staff Accounting Bulletin Topic 13 (“SAB Topic 13”) when the ASU is issued. The extent to which the ASU’s guidance will affect us as it relates to revenue recognition will depend on whether the SEC removes or amends the guidance in SAB Topic 13 to be consistent with the new revenue standard. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted.
We previously invested a total of $1.1 million in a privately-held entity named Castlight Health, Inc. (“Castlight”), a leading provider of cloud-based software that enables enterprises to control health care costs. This investment was initially recorded at cost. On March 14, 2014, an initial public offering (“IPO”) of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we classified this investment as “available-for-sale” and marked the shares we hold to market based on quoted market prices as of June 30, 2014. Although the investment is classified as available-for-sale, we are prohibited from selling the investment for 180 days subsequent to the IPO. As of June 30, 2014, the aggregate fair value of the investment was $53.2 million and is recorded in the Marketable securities line on the Condensed Consolidated Balance Sheet. The unrealized gain on investment of $32.5 million is included in other comprehensive income, net of a $19.6 million short-term deferred tax liability.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in thousands)
Business services	$175,949	$137,919	$38,030	28%	$330,451	$259,382	$71,069	27%
Implementation and other	9,973	8,382	1,591	19%	18,506	12,515	$5,991	48%
Total	$185,922	$146,301	$39,621	27%	$348,957	$271,897	$77,060	28%
Total revenue for the three and six months ended June 30, 2014 increased primarily due to an increase in business services revenue.
Business Services Revenue. The increase in business services revenue in both periods is primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and practice management service, athenaCollector; electronic health record management service, athenaClinicals; and patient communication management service, athenaCommunicator; are as follows:

		As of June 30,
		2014	2013	Change
		Amount	Amount	Amount	Percent
athenaCollector	Physicians	39,686	31,049	8,637	28%
	Providers	55,425	43,858	11,567	26%
athenaClinicals	Physicians	14,672	10,058	4,614	46%
	Providers	19,733	13,818	5,915	43%
athenaCommunicator	Physicians	25,837	13,831	12,006	87%
	Providers	33,976	18,762	15,214	81%

Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in millions)				(in millions)
Collections processed	$3,679.4	$2,836.8	$842.6	30%	$6,851.5	$5,403.7	$1,447.8	27%
Business services revenue also includes revenue from sponsored clinical information and decision support services and subscriptions, or our Epocrates-branded services. The three and six months ended June 30, 2014 includes $11.3 million and $21.9 million of total revenue attributable to these services, respectively, versus $14.6 million and $20.1 million for the three and six months ended June 30, 2013, respectively.
Implementation and Other Revenue. Implementation and other revenue increased primarily due to third-party tenant revenue for the Arsenal on the Charles property, acquired in May 2013, which increased $1.2 million and $5.1 million for the three and six months ended June 30, 2014, respectively.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in thousands)				(in thousands)
Direct operating	$74,774	$59,390	$15,384	26%	$146,922	$112,575	$34,347	31%
Direct Operating Expense. The number of claims that we processed on behalf of our clients increased during the three and six months ended June 30, 2014. The increase in direct operating expense is primarily due to the expense of providing these services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in millions)				(in millions)
Total claims submitted	28.2	21.7	6.5	30%	54.0	42.4	11.6	27%
Direct operating employee-related costs, including stock-based compensation, increased $6.9 million and $14.1 million in the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, primarily due to a 13% increase in headcount from June 30, 2013 and an increase in the fair value of our most recently issued stock-based compensation awards. Consulting services increased $1.6 million and $3.0 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. We increased headcount and the use of consultants to meet the current and anticipated demand for our services as our client base continues to expand and includes larger medical groups and health system clients.
Direct operating expense for the three and six months ended June 30, 2014 also includes $1.7 million and $4.2 million of costs associated with third-party tenant revenue, respectively. Costs associated with third-party tenant revenue were $0.9 million for both the three and six months ended June 30, 2013.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in thousands)				(in thousands)
Selling and marketing	$50,722	$41,035	$9,687	24%	93,949	73,957	$19,992	27%
Research and development	16,417	14,269	2,148	15%	31,572	26,213	5,359	20%
General and administrative	30,443	24,670	5,773	23%	59,800	55,747	4,053	7%
Depreciation and amortization	15,186	11,107	4,079	37%	29,435	19,448	9,987	51%
Total	$112,768	$91,081	$21,687	24%	$214,756	$175,365	$39,391	22%
Selling and Marketing Expense. The increase in selling and marketing expense was in part due to compensation costs, including stock-based compensation expense, internal sales commissions and external channel partner commission, which increased approximately $3.5 million and $8.0 million for the three and six months ended June 30, 2014, respectively, largely due to a 22% increase in headcount from June 30, 2013. The cost of compensation is primarily driven by headcount. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets.

Additionally, amortization related to purchased intangible assets allocated to selling and marketing expense increased $3.4 million and $6.6 million for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, primarily due to our acquisition of Epocrates in March 2013. Also contributing to the increase in selling and marketing expense was a $2.3 million and $3.9 million increase in other general selling and marketing-related costs for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013.
Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased approximately $1.5 million and $3.9 million for the three and six months ended June 30, 2014, respectively, largely due to a 40% increase in headcount from June 30, 2013. The additional research and development personnel were necessary in order to upgrade and expand our service offerings and develop new technologies. Research and development expense was also impacted by an increase of $0.5 million and $1.3 million for the three and six months ended June 30, 2014, in consulting fees for third-party developers. We anticipate that research and development expense will continue to increase in the foreseeable future.
General and Administrative Expense. General and administrative expense increased in the three and six months ended June 30, 2014, primarily due to higher compensation and occupancy costs. Compensation costs, including stock-based compensation unrelated to the Epocrates acceleration of vesting, increased approximately $2.9 million and $8.2 million for the three and six months ended June 30, 2014, respectively, largely due to a 13% increase in headcount from June 30, 2013. We increased our general and administrative personnel to support our growth. Additionally, occupancy costs increased $2.0 million and $3.4 million for the three and six months ended June 30, 2014. The increase in headcount drove an increased investment in our infrastructure. Additionally, the three and six months ended June 30, 2013 reflected a $2.5 million net gain due to the early termination of our lease and the realization of the remaining balance in deferred rent upon our acquisition of the Arsenal on the Charles.
The increase in general and administrative expense for the three and six months ended June 30, 2014 was partially offset by the absence of $2.3 million and $10.9 million of transaction and integration costs we incurred associated with the Epocrates and Arsenal transactions and stock-based compensation related to the acceleration of vesting for certain Epocrates employees upon termination during the three and six months ended June 30, 2013.
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three and six months ended June 30, 2014. This increase was partially due to $2.6 million and $5.0 million of amortization related to an increase in our software development costs for the three and six months ended June 30, 2014, respectively, and $0.4 million and $2.4 million of depreciation from higher fixed asset expenditures for those same periods, respectively. The increase was also impacted by $1.1 million and $2.6 million of depreciation related to the Arsenal on the Charles for the three and six months ended June 30, 2014.
Interest Expense. Interest expense increased $0.3 million and $1.4 million for the three and six months ended June 30, 2014, respectively, due to a full three and six months of interest expense in 2014 for our newest debt agreement that was signed during May 2013.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in thousands)				(in thousands)
Income tax benefit (provision)	$739	$(7,313)	$8,052	(110)%	$5,221	5,370	$(149)	(3)%
Effective tax rate	(25)%	143%			(34)%	31%
Income Tax Benefit (Provision). Because a relatively small change in our projected pre-tax net income (loss) could result in a volatile effective tax rate, we used a discrete tax approach in calculating the tax benefit (provision) for the three and six months ended June 30, 2014 and 2013. The difference in our effective tax rate for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, is primarily due to a decrease in permanent differences related to non-deductible transaction costs associated with the Epocrates transaction in 2013.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $56.2 million compared to $33.6 million as of June 30, 2013.
As of June 30, 2014, we have outstanding indebtedness of $216.3 million compared to $246.3 million as of June 30, 2013. The decrease as of June 30, 2014 is due to periodic payments on our credit agreement, which was entered into primarily to fund our purchase of the Arsenal on the Charles. On May 10, 2013, we entered into a five-year $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility replaced our previous revolving credit facility. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature, and may be used to refinance existing indebtedness, to finance the acquisition of the Arsenal on the Charles, and for working capital and other general corporate purposes. We may increase the Senior Credit Facility up to an additional $100.0 million subject to certain terms, including obtaining lender commitments. As of June 30, 2014, we had $181.3 million outstanding on the unsecured term loan facility and $35.0 million outstanding on the unsecured revolving credit facility. As of June 30, 2014, we had $90.0 million available on the unsecured revolving credit facility. As of June 30, 2014, we were in compliance with our covenants under the Senior Credit Facility.
We believe our current sources of liquidity are sufficient to sustain operations, to finance our strategic initiatives, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients and the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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
Comparison of the Six Months Ended June 30, 2014 and 2013
Operating Cash Flow Activities

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Net loss	$(10,217)	$(11,721)	$1,504
Non-cash adjustments	66,531	44,950	21,581
Net income after non-cash adjustments	56,314	33,229	23,085
Cash provided by (used in) changes in operating assets and liabilities	7,438	(13,474)	20,912
Net cash provided by operating activities	$63,752	$19,755	$43,997
Net cash provided by operating activities increased $44.0 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The change in net cash provided by operating activities is partly attributable to non-cash adjustments, which are driven by an increase in depreciation and amortization expense of $19.1 million, resulting from the acquisitions of Epocrates and the Arsenal on the Charles.
The cash provided by changes in operating assets and liabilities is due to an $8.7 million increase in cash provided by accrued expenses as a result of our increased costs related to our business partners, employee travel expense and other vendor costs as we continue to expand our operations, and a $5.1 million increase in accrued compensation due to our headcount growth. Further, the purchase of the Arsenal on the Charles, which we previously leased, and our recent execution of new leases which include free rent and other leasehold incentives, provided an additional increase of $5.5 million.
Investing Cash Flow Activities
Net cash used in investing activities decreased $329.6 million to $52.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. In the prior year, our spend included cash paid for the acquisitions of Epocrates and the Arsenal on the Charles of $410.2 million, net of cash acquired, which was offset by $56.2 million of proceeds from the sales and maturities of investments.
We have increased our investments in property and equipment in 2014 by $12.4 million. In conjunction with our 2013 purchase of the Arsenal on the Charles, our Board of Directors approved a master plan to improve the campus for our employees and to open the space to local residents. We began to recognize costs associated with our master plan in 2014 and expect these investments to increase in the foreseeable future to support our continued growth and new service offerings. Additional capital expenditures also relate to expansion in four of our office locations during 2014.
We have increased our investment in software development costs in 2014 by $13.2 million and we expect investments to continue to increase as we develop and enhance new and existing services.

Financing Cash Flow Activities
Net cash (used in) provided by financing activities decreased $261.4 million to $(20.2) million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the receipt of $200 million in proceeds from our term loan and $50 million in net proceeds from our line of credit, which we utilized in our acquisitions of Epocrates and the Arsenal on the Charles during the six months ended June 30, 2013. For the foreseeable future, we anticipate that income taxes paid for the net settlement of stock unit awards will be greater than the cash received for stock option exercises because of the recent increase in our stock price and the increase in the issuance of stock units compared to stock options.
Contractual Obligations
The following table summarizes our long-term contractual obligations and commitments as of June 30, 2014:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Long-term debt (1)	$181,250	15,000	30,000	30,000	106,250	—
Operating lease obligations	136,283	5,703	20,821	22,291	87,468	—
Other	4,972	—	—	—	—	4,972
Total	$322,505	$20,703	$50,821	$52,291	$193,718	$4,972
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
“Other” consists of uncertain tax benefits. We have not utilized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of June 30, 2014, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three and six months ended June 30, 2014, and 2013, approximately 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.
Interest Rate Risk. We had $216.3 million of outstanding borrowings under our Senior Credit Facility at June 30, 2014. The Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Senior Credit Facility.
During the three and six months ended June 30, 2014, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported by us in interest expense.
We recorded the interest rate swap at fair value, which amounted to a liability of $0.5 million at June 30, 2014. A one hundred basis point change in the interest rate on our borrowings outstanding as of June 30, 2014, would result in a change in interest expense of approximately $2.2 million annually.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2014 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 1, 2013, a purported class action lawsuit was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13cv0945, against Epocrates and certain of its former officers and directors. On October 8, 2013, plaintiffs filed an amended complaint against Epocrates and two of its former officers, asserting claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all Epocrates stockholders that purchased shares between February 2, 2011 and August 9, 2011. The amended complaint alleges that Epocrates made false or misleading statements regarding the timing of its pharmaceutical clients’ regulatory approvals of interactive messages while awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which, among other things, caused the clients to delay spending on marketing, negatively impacted Epocrates’ sales and revenue growth, and resulted in purported GAAP violations in Epocrates’ financial statements. The amended complaint sought certification as a class action, compensatory damages in an unspecified amount, and other relief. We filed a motion to dismiss the amended complaint and the motion was granted by the Court on June 4, 2014, with leave for the plaintiff to amend the complaint. On June 25, 2014, the plaintiff filed a second amended complaint, alleging essentially the same claims against the same defendants as the prior amended complaint. On July 14, 2014, we filed a motion to dismiss the second amended complaint. We believe that we have meritorious defenses to the amended complaint and will continue to contest the claims vigorously.
In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
In Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 7, 2014, we described risk factors relevant to our business. The following risk factor updates and supplements those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully review these risk factors and those described in other reports we file with the SEC in evaluating our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1†	Epocrates, Inc. 2010 Equity Incentive Plan, as amended, and form of agreements

10.2†	Employment Agreement by and between the Registrant and Karl Stubelis, dated September 3, 2013

10.3	Amendment No. 1 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated April 23, 2014

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL:
(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statements of Income
(iii) the Condensed Consolidated Statements of Comprehensive Income
(iv) the Condensed Consolidated Statements of Cash Flows
(v) the Notes to Condensed Consolidated Financial Statements

*	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Karl A. Stubelis
Karl A. Stubelis
Chief Financial Officer
Date: July 18, 2014