Form 10-Q
period 2014-09-30
ATHENAHEALTH INC
filed 2014-10-17
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At October 15, 2014, the registrant had 38,094,225 shares of common stock, par value $0.01 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$59,530	$65,002
Marketable securities	45,290	—
Accounts receivable, net	101,507	87,343
Restricted cash	45	3,000
Deferred tax assets, net	120	6,118
Prepaid expenses and other current assets	23,057	17,194
Total current assets	229,549	178,657
Property and equipment, net	259,660	213,018
Capitalized software costs, net	51,243	29,987
Purchased intangible assets, net	145,543	168,364
Goodwill	198,049	198,049
Investments and other assets	7,547	8,321
Total assets	$891,591	$796,396
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$10,404	$3,930
Accrued compensation	54,982	44,444
Accrued expenses	45,154	24,380
Line of credit	35,000	35,000
Long-term debt	15,000	15,000
Deferred revenue	27,680	27,002
Deferred tax liability, net	8,737	—
Total current liabilities	196,957	149,756
Deferred rent, net of current portion	13,237	1,478
Long-term debt, net of current portion	162,500	173,750
Deferred revenue, net of current portion	54,323	53,172
Long-term deferred tax liability, net	18,728	21,421
Other long-term liabilities	6,497	5,511
Total liabilities	452,242	405,088
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 39,350 shares issued and 38,072 shares outstanding at September 30, 2014; 38,600 shares issued and 37,322 shares outstanding at December 31, 2013	394	387
Additional paid-in capital	413,125	380,967
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income (loss)	27,278	(446)
Retained (deficit) earnings	(248)	11,600
Total stockholders’ equity	439,349	391,308
Total liabilities and stockholders’ equity	$891,591	$796,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Business services	$179,711	$141,326	$510,162	$400,708
Implementation and other	10,717	10,201	29,223	22,716
Total revenue	190,428	151,527	539,385	423,424
Expense:
Direct operating	79,343	63,245	226,265	175,820
Selling and marketing	45,206	37,584	139,155	111,541
Research and development	18,087	15,104	49,659	41,317
General and administrative	31,800	21,690	91,600	77,437
Depreciation and amortization	17,258	11,263	46,693	30,711
Total expense	191,694	148,886	553,372	436,826
Operating (loss) income	(1,266)	2,641	(13,987)	(13,402)
Other (expense) income:
Interest expense	(1,244)	(1,421)	(3,784)	(2,586)
Other income (expense)	26	30	(151)	147
Total other expense	(1,218)	(1,391)	(3,935)	(2,439)
(Loss) income before income tax benefit (provision)	(2,484)	1,250	(17,922)	(15,841)
Income tax benefit (provision)	853	(80)	6,074	5,290
Net (loss) income	$(1,631)	$1,170	$(11,848)	$(10,551)
Net (loss) income per share – Basic	$(0.04)	$0.03	$(0.31)	$(0.29)
Net (loss) income per share – Diluted	$(0.04)	$0.03	$(0.31)	$(0.29)
Weighted average shares used in computing net (loss) income per share:
Basic	37,999	36,970	37,783	36,722
Diluted	37,999	38,343	37,783	36,722
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(1,631)	$1,170	$(11,848)	$(10,551)
Other comprehensive (loss) income
Unrealized (loss) gain on securities, net of tax of $2,976 and $16,629 for the three and nine months ended September 30, 2014, respectively, and $0 and $0 for the three and nine months ended September 30, 2013, respectively	(4,934)	—	27,561	20
Unrealized gain (loss) on change in fair value of interest rate swap, net of tax of $142 and $73 for the three and nine months ended September 30, 2014, respectively, and $156 for both the three and nine months ended September 30, 2013	237	(234)	122	(234)
Foreign currency translation adjustment	(227)	292	41	147
Total other comprehensive (loss) income	(4,924)	58	27,724	(67)
Comprehensive (loss) income	$(6,555)	$1,228	$15,876	$(10,618)
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,848)	$(10,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,416	43,674
Deferred income tax	(6,494)	(5,395)
Stock-based compensation expense	38,986	33,725
Other reconciling adjustments	121	392
Changes in operating assets and liabilities:
Accounts receivable, net	(14,164)	(12,357)
Prepaid expenses and other current assets	(6,352)	(4,322)
Other long-term assets	18	600
Accounts payable	5,070	7,401
Accrued expenses and other long-term liabilities	8,387	1,004
Accrued compensation	10,379	1,949
Deferred revenue	1,830	2,342
Deferred rent	8,792	(2,259)
Net cash provided by operating activities	104,141	56,203
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(41,232)	(21,320)
Purchases of property and equipment	(51,131)	(21,405)
Proceeds from sales and maturities of investments	—	56,245
Purchases of investments	—	(2,000)
Payments on acquisitions, net of cash acquired	—	(410,161)
Change in restricted cash	2,955	1,357
Other investing activities	(250)	—
Net cash used in investing activities	(89,658)	(397,284)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	19,723	25,139
Taxes paid related to net share settlement of stock awards	(28,302)	(11,093)
Proceeds from line of credit	—	155,000
Proceeds from long-term debt	—	200,000
Payments for long-term debt	(11,250)	(7,500)
Payments for line of credit	—	(105,000)
Payment of contingent consideration accrued at acquisition date	—	(525)
Net settlement of acquired company’s board of directors equity shares	—	(5,806)
Debt issuance costs	—	(1,699)
Net cash (used in) provided by financing activities	(19,829)	248,516
Effects of exchange rate changes on cash and cash equivalents	(126)	(149)
Net decrease in cash and cash equivalents	(5,472)	(92,714)
Cash and cash equivalents at beginning of period	65,002	154,988
Cash and cash equivalents at end of period	$59,530	$62,274
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$18,571	$1,196
Non-cash leasehold improvements	$3,047	$—
Fair value of equity awards assumed	$—	$13,028
Additional disclosures
Cash paid for interest, net	$3,514	$1,539
Cash (refunded) paid for taxes	$(812)	$1,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014, and 2013, and cash flows for the nine months ended September 30, 2014, and 2013. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Interim Tax Estimate – Because a relatively small change in our projected pre-tax net (loss) income could result in a volatile effective tax rate, we used a discrete tax approach in calculating the tax benefit (provision) for the three and nine months ended September 30, 2014, and 2013. Under the discrete method, we determine our tax benefit (expense) based upon actual results as if the interim period was an annual period.
Related Party Transactions – During the year ended December 31, 2013, we made a long-term investment in a vendor. The total expense related to this vendor for the three and nine months ended September 30, 2014 was $3.5 million and $7.6 million, respectively, and the total amount payable related to this vendor at September 30, 2014 and December 31, 2013 was $1.2 million and $0.4 million, respectively.
Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.
2. NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net (loss) income per share if their effect would be anti-dilutive to earnings per share.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

The following table reconciles the weighted average shares outstanding for basic and diluted net (loss) income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(1,631)	$1,170	$(11,848)	$(10,551)
Weighted average shares used in computing basic net (loss) income per share	37,999	36,970	37,783	36,722
Net (loss) income per share – basic	$(0.04)	$0.03	$(0.31)	$(0.29)
Net (loss) income	$(1,631)	$1,170	$(11,848)	$(10,551)
Weighted average shares used in computing basic net (loss) income per share	37,999	36,970	37,783	36,722
Effect of dilutive securities	—	1,373	—	—
Weighted average shares used in computing diluted net (loss) income per share	37,999	38,343	37,783	36,722
Net (loss) income per share – diluted	$(0.04)	$0.03	$(0.31)	$(0.29)

The computation of diluted net income per share does not include 0.3 million of stock options and restricted stock units for the three months ended September 30, 2013, because their inclusion would have an anti-dilutive effect on net income per share.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

3. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Included in cash and cash equivalents as of December 31, 2013, are money market fund investments of less than $0.1 million, which are reported at fair value. As of September 30, 2014, we had $177.5 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility. As of December 31, 2013, we had $188.8 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility. The carrying amounts for these facilities approximate their fair values due to the nature of variable rate instruments which use current market rates.
During the three months ended June 30, 2014, we made our first investment in our More Disruption Please Accelerator portfolio, a program designed to cultivate heath care information technology start-ups and expand services offered to our physician network. The investment is in the form of a $0.3 million short-term convertible note receivable, and is included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. At September 30, 2014, as there is no indication of performance risk and no conversion is currently contemplated, we estimate that the fair value of this note receivable approximates cost.
We previously invested a total of $1.1 million in Castlight Health, Inc. (“Castlight”), a leading provider of cloud-based software that enables enterprises to control health care costs. This investment was initially recorded and subsequently carried at cost through December 31, 2013. On March 14, 2014, an initial public offering (“IPO”) of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we classified this investment as “available-for-sale” and marked the shares we hold to market based on quoted market prices. As of September 30, 2014, the aggregate fair value of the investment was $45.3 million and is recorded in the Marketable securities line on the Condensed Consolidated Balance Sheet. The unrealized (loss) gain on investment of $(4.9) million and $27.6 million for the three and nine months ended September 30, 2014, respectively, is included in other comprehensive (loss) income, net of a $3.0 million short-term deferred tax asset and $16.6 million short-term deferred tax liability for those same periods, respectively.
Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We have designated the interest rate swap agreement as a cash flow hedge. For the three and nine months ended September 30, 2014, no amount was recognized in earnings for our interest rate swap. We do not expect that any of the approximately 0.2 million of pre-tax unrealized losses included in accumulated other comprehensive income (loss) at September 30, 2014, will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. There was no ineffectiveness associated with the interest rate swap during the three and nine months ended September 30, 2014, nor was any amount excluded from ineffectiveness testing. We are exposed to credit loss in the event of non-performance by the swap counter party.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

	Fair Value Measurements as of September 30, 2014, Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Marketable equity securities	$45,290	$—	$—	$45,290
Total assets	$45,290	$—	$—	$45,290
Interest rate swap liability (a)	$—	$(159)	$—	$(159)
Total liabilities	$—	$(159)	$—	$(159)

	Fair Value Measurements as of December 31, 2013, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$26	$—	$—	$26
Total assets	$26	$—	$—	$26
Interest rate swap liability (a)	$—	$(354)	$—	$(354)
Total liabilities	$—	$(354)	$—	$(354)

(a)	Recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
The estimated fair value of our interest rate swap agreement with a certain financial institution at September 30, 2014 was a liability of $0.2 million based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

4. INVESTMENTS
We had the following available-for-sale securities at September 30, 2014:

	Cost	Gross Unrealized Gain	Fair Value
Marketable equity securities	$1,100	$44,190	$45,290

As of December 31, 2013, we had no available-for-sale securities.
5. OPERATING LEASES
Future minimum lease payments under non-cancelable operating leases as of September 30, 2014 are as follows:

Year ending December 31,	Future Rent Payments
Remaining 2014	$1,801
2015	8,067
2016	12,556
2017	12,276
2018	12,254
Thereafter	99,255
$146,209

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
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding the increased levels of automation and volume of our services; implementation services provided by external service providers; expanded sales and marketing efforts; increased cross-selling efforts among our service offerings; market trends; investments to support continued growth, new service offerings, and infrastructure expansion; activity of option exercises and withholding of shares to cover taxes; integration of Epocrates; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity matters; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our management’s expectations for future financial and operational performance and expenditure, profitability and business outlook. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue;” the negative of these terms; or other comparable terminology.
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
Overview
athenahealth provides cloud-based business services that help health care providers achieve and sustain financial health by collecting more revenue and greatly reducing their administrative work burden. These services are designed to minimize the hassles that health care providers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. Our services are delivered and consumed through a single instance of our cloud-based platform, athenaNet, through which we continuously update and improve our services. Regular updates to athenaNet are free and automatic for everyone on the network. As a web-based platform, athenaNet can be quickly implemented by our staff, with low upfront costs to clients.
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
For the three and nine months ended September 30, 2014, we generated revenue of $190.4 million and $539.4 million compared to $151.5 million and $423.4 million for the three and nine months ended September 30, 2013. Given the scope of our market opportunity, we have increased our spending each year on growth, innovation, and infrastructure.

Our revenue is predominately derived from athenahealth-branded business services, which excludes revenue from Epocrates-branded services, third-party tenant revenue, and other non-core revenue. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients connecting our financial results directly to that of our clients and our ability to drive revenue to medical practices. Therefore, the key drivers of our revenue include growth in the number of physicians and other medical providers working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
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
Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services includes revenue from our revenue cycle and practice management service (athenaCollector); electronic health record management service (athenaClinicals); patient communication management service (athenaCommunicator); care coordination and financial and quality management service (athenaCoordinator); and subscriptions, sponsored clinical information, and decision support services for our point of care clinical application (Epocrates). None of our clients accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2014 and 2013.
Business services accounted for approximately 94% and 93% of our total revenues for the three months ended September 30, 2014 and 2013, respectively. Business services accounted for approximately 95% of our total revenues for both the nine months ended September 30, 2014 and 2013. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per statement charge for certain billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
Implementation and other services revenue consists primarily of the amortization of deferred revenue on implementation services, as well as third-party tenant and other non-core revenue. We expect the amortization of deferred implementation fees to decline, as we have begun to include implementation fees into our ongoing monthly rate in 2014. Additionally, we expect third-party tenant and other non-core revenue to decline in the foreseeable future as tenants vacate and we occupy the previously rented space.
Direct Operating Expense. Direct operating expense consists primarily of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of clients, and claim processing costs. We expense implementation costs as incurred. We include in direct operating expense all service costs incurred to fulfill our customer contracts. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense also includes costs associated with third-party tenant and other non-core revenue. Direct operating expense does not include allocated amounts for rent expense, occupancy costs, depreciation, and amortization, except for amortization related to certain purchased intangible assets.
Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation expense for sales and marketing employees (including stock-based compensation) and marketing programs (including trade shows, brand messaging, and online initiatives). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and to expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase in line with revenue growth. As we begin to leverage lower cost sales channels, we expect sales and marketing expense to decline as a percentage of revenue over time. Sales and marketing expense does not include allocated amounts for rent, occupancy costs, depreciation, and amortization, except for amortization related to certain purchased intangible assets.
Research and Development Expense. Research and development expense consists primarily of compensation expense for research and development employees (including stock-based compensation) and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely increase as a percentage of revenue as we develop and enhance new and existing services; however, the amount of expenditures that should be capitalized as software development costs versus expensed as research and development could vary based on the specific projects we undertake. Research and development expense does not include allocated amounts for rent, occupancy costs, depreciation, and amortization.
General and Administrative Expense. General and administrative expense consists primarily of compensation expense for administrative employees (including stock-based compensation), occupancy and other indirect costs (including building maintenance and utilities), and outside professional fees for accountants, lawyers, and consultants. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of revenue over time.
Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of capitalized software development, which we amortize over a two to three-year period from the time it is ready for its intended use. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to develop software that we capitalize. We expect depreciation and amortization expense to increase as we make investments to support our continued growth, new service offerings, and infrastructure expansion.
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

Recent Developments
During 2014, we began to sell go-live and training support services separate from the required implementation services. Fees associated with required implementation services are included in our ongoing monthly rate; therefore, they are being recognized ratably over the customer life. Go-live and training support services can be purchased by the customer from us or third-party vendors, and therefore, are recognized upon delivery of service. Previously deferred revenue balances related to implementation services, including go-live and training support services, will continue to be amortized over those remaining customer lives.
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.
We previously invested a total of $1.1 million in Castlight Health, Inc. (“Castlight”), a leading provider of cloud-based software that enables enterprises to control health care costs. This investment was initially recorded at cost. On March 14, 2014, an initial public offering (“IPO”) of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we classified this investment as “available-for-sale” and marked the shares we hold to market based on quoted market prices as of September 30, 2014. As of September 30, 2014, the aggregate fair value of the investment was $45.3 million and is recorded in the Marketable securities line on the Condensed Consolidated Balance Sheet. The unrealized (loss) gain on investment of $(4.9) million and $27.6 million for the three and nine months ended September 30, 2014, respectively, is included in other comprehensive (loss) income, net of a $3.0 million short-term deferred tax asset and $16.6 million short-term deferred tax liability for those same periods, respectively.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in thousands)
Business services	$179,711	$141,326	$38,385	27%	$510,162	$400,708	$109,454	27%
Implementation and other	10,717	10,201	516	5%	29,223	22,716	$6,507	29%
Total	$190,428	$151,527	$38,901	26%	$539,385	$423,424	$115,961	27%
Total revenue for the three and nine months ended September 30, 2014 increased primarily due to an increase in business services revenue.
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

		As of September 30,
		2014	2013	Change
		Amount	Amount	Amount	Percent
athenaCollector	Physicians	43,106	33,764	9,342	28%
	Providers	59,415	47,195	12,220	26%
athenaClinicals	Physicians	17,458	11,401	6,057	53%
	Providers	23,053	15,483	7,570	49%
athenaCommunicator	Physicians	29,683	17,330	12,353	71%
	Providers	38,699	23,024	15,675	68%

Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in millions)				(in millions)
Collections processed	$3,843.4	$2,974.7	$868.7	29%	$10,694.9	$8,378.5	$2,316.4	28%
Business services revenue also includes revenue from sponsored clinical information and decision support services and subscriptions, or our Epocrates-branded services. The three and nine months ended September 30, 2014 includes $9.8 million and $31.7 million of total revenue attributable to these services, respectively, versus $13.4 million and $33.5 million for the three and nine months ended September 30, 2013, respectively.
Implementation and Other Revenue. Implementation and other revenue increased primarily due to third-party tenant revenue, which increased $7.5 million for the nine months ended September 30, 2014.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in thousands)				(in thousands)
Direct operating	$79,343	$63,245	$16,098	25%	$226,265	$175,820	$50,445	29%
Direct Operating Expense. Direct operating expense increased primarily due to employee-related costs, including stock-based compensation, which increased $7.0 million and $21.0 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, primarily due to a 16% increase in headcount from September 30, 2013 and an increase in the fair value of our most recently issued stock-based compensation awards. External consulting services increased $4.1 million and $7.1 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. We increased headcount and the use of consultants to meet the current and anticipated demand for our services as our client base continues to expand and includes larger medical groups and health system clients.
The number of claims that we processed on behalf of our clients increased during the three and nine months ended September 30, 2014. The increase in direct operating expense is partially due to the expense of providing these services, including transactions expense and employee-related costs. The total claims submitted on behalf of clients are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in millions)				(in millions)
Total claims submitted	29.2	22.9	6.3	28%	83.1	65.3	17.8	27%
Direct operating expense for the three and nine months ended September 30, 2014, also increased $1.0 million and $5.2 million, respectively, due to costs associated with third-party tenant revenue.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in thousands)				(in thousands)
Selling and marketing	$45,206	$37,584	$7,622	20%	139,155	111,541	$27,614	25%
Research and development	18,087	15,104	2,983	20%	49,659	41,317	8,342	20%
General and administrative	31,800	21,690	10,110	47%	91,600	77,437	14,163	18%
Depreciation and amortization	17,258	11,263	5,995	53%	46,693	30,711	15,982	52%
Total	$112,351	$85,641	$26,710	31%	$327,107	$261,006	$66,101	25%
Selling and Marketing Expense. The increase in selling and marketing expense was in part due to compensation costs, including stock-based compensation expense, internal sales commissions and external channel partner commissions, which increased approximately $3.1 million and $11.1 million for the three and nine months ended September 30, 2014, respectively, largely due to a 23% increase in headcount from September 30, 2013. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. Additionally, amortization related to purchased intangible assets allocated to selling and marketing expense increased $1.8 million and $8.3 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, primarily due to our acquisition of Epocrates in March 2013. Also contributing to the increase in selling and marketing expense was a $1.7 million and $5.6 million increase in other general selling and marketing-related costs for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013.
Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased approximately $2.4 million and $6.3 million for the three and nine months ended September 30, 2014, respectively, largely due to a 42% increase in headcount from September 30, 2013. The additional research and development personnel were necessary in order to upgrade and expand our service offerings and develop new technologies. Research and development expense was also impacted by an increase of $0.7 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, in consulting fees for third-party developers.
General and Administrative Expense. General and administrative expense increased in the three and nine months ended September 30, 2014, primarily due to higher compensation costs, facilities-related expenses, and outside professional services costs. Compensation costs, including stock-based compensation unrelated to the Epocrates acceleration of vesting associated with our acquisition, increased approximately $3.3 million and $11.6 million for the three and nine months ended September 30, 2014, respectively, largely due to an 18% increase in headcount from September 30, 2013. We increased our general and administrative personnel to support our growth. Facilities-related expenses, which includes rent expense, increased $3.8 million and $7.2 million for the three and nine months ended September 30, 2014, respectively. The increase in headcount drove an increased investment in our infrastructure which resulted in expansion in four of our locations. Additionally, outside professional service costs increased $1.7 million and $4.6 million for the three and nine months ended September 30, 2014, respectively.
The increase in general and administrative expense for the three and nine months ended September 30, 2014, was partially offset by the absence of $0.8 million and $11.6 million of transaction and integration costs we incurred associated with the Epocrates and Arsenal transactions and stock-based compensation related to the acceleration of vesting for certain Epocrates employees upon termination during the three and nine months ended September 30, 2013, respectively. Finally, the nine months ended September 30, 2013 reflected a $2.5 million net gain due to the early termination of our lease and the realization of the remaining balance in deferred rent upon our acquisition of the Arsenal on the Charles.
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three and nine months ended September 30, 2014. This increase was partially due to $3.1 million and $8.2 million of amortization related to an increase in our software development costs for the three and nine months ended September 30, 2014, respectively, and $2.4 million and $4.8 million of depreciation from higher fixed asset expenditures for those same periods, respectively. The increase was also impacted by $0.4 million and $3.0 million of depreciation related to the Arsenal on the Charles for the three and nine months ended September 30, 2014, respectively.
Interest Expense. Interest expense increased $1.2 million for the nine months ended September 30, 2014 due to a full nine months of interest expense in 2014 for our newest debt agreement that was signed in May 2013.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(in thousands)				(in thousands)
Income tax benefit (provision)	$853	$(80)	$933	(1,166)%	$6,074	$5,290	$784	15%
Effective tax rate	34.3%	6.4%			33.9%	33.4%
Income Tax Benefit (Provision). Because a relatively small change in our projected pre-tax net (loss) income could result in a volatile effective tax rate, we used a discrete tax approach in calculating the tax benefit (provision) for the three and nine months ended September 30, 2014 and 2013. The difference in our effective tax rate for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, is primarily due to a decrease in permanent differences related to non-deductible transaction costs associated with the Epocrates transaction in 2013.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $59.5 million compared to $62.3 million as of September 30, 2013.
As of September 30, 2014, we have outstanding indebtedness of $212.5 million compared to $242.5 million as of September 30, 2013. The decrease as of September 30, 2014 is due to periodic payments on our credit agreement, which was entered into primarily to fund our purchase of the Arsenal on the Charles. On May 10, 2013, we entered into a five-year $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility replaced our previous revolving credit facility. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature, and may be used to refinance existing indebtedness, to finance the acquisition of the Arsenal on the Charles, and for working capital and other general corporate purposes. We may increase the Senior Credit Facility up to an additional $100.0 million subject to certain terms, including obtaining lender commitments. As of September 30, 2014, we had $177.5 million outstanding on the unsecured term loan facility and $35.0 million outstanding on the unsecured revolving credit facility. As of September 30, 2014, we had $90.0 million available on the unsecured revolving credit facility. As of September 30, 2014, we were in compliance with our covenants under the Senior Credit Facility.
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
Comparison of the Nine Months Ended September 30, 2014 and 2013
Operating Cash Flow Activities

	Nine Months Ended September 30,
(in thousands)	2014	2013	Change
Net (loss) income	$(11,848)	$(10,551)	$(1,297)
Non-cash adjustments	102,029	72,396	29,633
Net income after non-cash adjustments	90,181	61,845	28,336
Cash provided by (used in) changes in operating assets and liabilities	13,960	(5,642)	19,602
Net cash provided by operating activities	$104,141	$56,203	$47,938
The increase in the cash flow provided by operating activities is mainly attributable to an increase in net income after non-cash adjustments due to our growth in operations. The non-cash adjustments include an increase in depreciation and amortization expense of $25.7 million, resulting from the acquisitions of Epocrates and the Arsenal on the Charles.
The increase in cash provided by changes in operating assets and liabilities is due in part to an $8.4 million increase in accrued compensation due to our headcount growth. Further, the purchase of the Arsenal on the Charles, which we previously leased, and our recent execution of new leases which include free rent and other leasehold incentives, provided an additional increase of $11.1 million.
Investing Cash Flow Activities
Net cash used in investing activities decreased $307.6 million to $89.7 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. In the prior year, our spend included cash paid for the acquisitions of Epocrates and the Arsenal on the Charles of $410.2 million, net of cash acquired, which was offset by $56.2 million of proceeds from the sales and maturities of investments.
We have increased our investments in property and equipment in 2014 by $29.7 million. In conjunction with our 2013 purchase of the Arsenal on the Charles, our Board of Directors approved a master plan to improve the campus for our employees and to open the space to local residents. We began to recognize costs associated with our master plan in 2014 and expect these investments to increase in the foreseeable future to support our continued growth and new service offerings. Additional capital expenditures also relate to expansion in four of our office locations during 2014.
We have increased our investment in software development costs in 2014 by $19.9 million and we expect investments to continue to increase as we develop and enhance new and existing services.

Financing Cash Flow Activities
Net cash (used in) provided by financing activities decreased $268.3 million to $(19.8) million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to the receipt of $200 million in proceeds from our term loan and $50 million in net proceeds from our line of credit during the nine months ended September 30, 2013, which we utilized in our acquisitions of Epocrates and the Arsenal on the Charles in the prior year. For the foreseeable future, we anticipate that income taxes paid for the net settlement of stock unit awards will be greater than the cash received for stock option exercises because of the recent increase in our stock price and the increase in the issuance of stock units compared to stock options.
Contractual Obligations
The following table summarizes our long-term contractual obligations and commitments as of September 30, 2014:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Long-term debt (1)	$177,500	15,000	30,000	30,000	102,500	—
Operating lease obligations (2)	146,209	7,014	24,655	24,330	90,210	—
Purchase obligations	5,157	4,559	598	—	—	—
Other (3)	4,973	—	—	—	—	4,973
Total	$333,839	$26,573	$55,253	$54,330	$192,710	$4,973
(1) We have cash interest requirements due on the Senior Credit Facility payable at variable rates which are not included in the above table.
(2) We are party to agreements for non-cancelable operating leases for office space and data centers which expire between 2014 and 2029.
(3) “Other” consists of uncertain tax benefits. We have not recognized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of September 30, 2014, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three and nine months ended September 30, 2014 and 2013, approximately 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.
Interest Rate Risk. We had $212.5 million of outstanding borrowings under our Senior Credit Facility at September 30, 2014. The Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of September 30, 2014 would result in a change in interest expense of approximately $0.9 million annually.
During the three and nine months ended September 30, 2014, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive (loss) income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swap at fair value, which amounted to a liability of $0.2 million at September 30, 2014.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2014 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13-cv-945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and its former officers and directors. The complaint asserted claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its initial public offering (“IPO”) and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between February 2, 2011 (the day after the IPO) and August 9, 2011. On October 8, 2013, plaintiffs filed an amended complaint, alleging only claims under the Securities Exchange Act of 1934 and voluntarily dismissing a number of the individual defendants. Plaintiffs allege that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay marketing and negatively impacted the timing of Epocrates’ sales and revenue growth. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, plaintiffs’ costs, attorneys’ fees, and such other and further relief as the court may deem just and proper. On December 9, 2013, we filed a motion to dismiss the amended complaint. On June 4, 2014, the court issued an order dismissing the complaint and granting plaintiffs leave to amend their complaint. On June 30, 2014, plaintiffs filed a second amended complaint, which asserts substantially similar claims as those set forth in the first amended complaint. On July 14, 2014, we filed a motion to dismiss the second amended complaint. On October 2, 2014, the court granted plaintiffs leave to file a third amended complaint by October 23, 2014, and denied the motion to dismiss as moot. We deny the allegations in the second amended complaint and will contest the claims vigorously.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1†	Employment Agreement by and between the Registrant and Kristi Ann Matus, dated July 21, 2014

10.2	Amendment No. 2 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated August 18, 2014

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL:
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

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Kristi A. Matus
Kristi A. Matus
Executive Vice President, Chief Financial and Administrative Officer
Date: October 17, 2014