Form 10-K
period 2014-12-31
ATHENAHEALTH INC
filed 2015-02-09
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,695,961,476 based on the closing price on the NASDAQ Global Select Market on June 30, 2014.
At February 5, 2015, the registrant had 38,195,739 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014.

i

PART I
SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including the combination or integration of newly acquired services and technology; expanded sales and marketing efforts; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity issues; additional fundraising; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our expectations for future financial or operational performance, service offerings, regulatory environment, and market trends. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue;” the negative of these terms; or other comparable terminology.
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
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market share, is based on information from independent industry analysts and third-party sources (including industry publications, surveys, and forecasts), our internal research, and management estimates, which are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us based on such data and our knowledge of such industry and markets, which we believe to be reasonable. None of the sources cited in this Annual Report on Form 10-K has consented to the inclusion of any data from its reports, and we have not sought the consent of any source. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information. While we believe the market position, market opportunity, and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.
In this Annual Report on Form 10-K, the terms “athenahealth,” “we,” “us,” and “our” refer to athenahealth, Inc. and its subsidiaries, unless the context indicates otherwise.

Item 1.	Business.
Overview
athenahealth is a leading provider of cloud-based services and mobile applications for medical groups and health systems. Our mission is to be health care providers’ most trusted service, helping them do well by doing the right thing. We deliver cloud-based services for revenue cycle management and medical billing, electronic health records (“EHR”), patient engagement, care coordination, population health management, and clinical intelligence and decision support. Through these services, we connect health care information and processes and drive meaningful, measurable results for more than 62,000 health care providers in medical practices and health systems nationwide.
Our model combines cloud-based software, networked knowledge, and back-office work to help keep health care providers profitable and prepared for every change. Our service offerings include: athenaCollector for revenue cycle management and medical billing; athenaClinicals for EHR management; athenaCommunicator for patient engagement and communication; athenaCoordinator for care coordination, population health, and financial and quality management; and Epocrates for clinical intelligence and decision support services. We offer athenaCollector, athenaClinicals, athenaCommunicator, and athenaCoordinator Core as a package of integrated services called “athenaOne.”

In most cases, we charge clients a percentage of collections for our services, aligning our financial results directly with those of our clients. In 2014, we generated revenue of $752.6 million from the sale of our services, compared to $595.0 million in 2013 and $422.3 million in 2012.
We were incorporated in Delaware on August 21, 1997, as Athena Healthcare Incorporated. We changed our name to athenahealth.com, Inc. on March 31, 2000, and to athenahealth, Inc. on November 17, 2000. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts 02472, and our telephone number is (617) 402-1000.
Market Opportunity
We believe our market opportunity is massive and growing. Our services have been predominantly focused on the ambulatory health care market. As we begin to support the full continuum of care, including entry into the market for acute care services, our market opportunity may grow. The health care industry is complex, disconnected, and fragmented, and is largely served by legacy software systems that cannot support the current needs for collaboration, flexibility, and interoperability. A disproportionate amount of communication still takes place on paper instead of via automated communications. Outdated, inflexible systems and paper workflows create significant costs for health care organizations, which suffer with substantial administrative work, duplicated efforts, and errors. The complex business of health care is becoming increasingly more reliant on interoperability – the easy, open flow of clinical and financial information. Whether health systems are moving rapidly or slowly towards value-based reimbursement, the success of health systems increasingly hinge on their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing efficiency along the way. By addressing these problems, health care providers can focus on the practice of medicine and free their staff to spend time on higher-value tasks.
The activities required to ensure appropriate payment for health care services rendered have increased in number and complexity for the following reasons:

•
Legislative reform efforts.    Legislative reform, including the Patient Protection and Affordable Care Act (“ACA”), has been driving fundamental shifts in the health care reimbursement landscape. For example, as part of the ACA millions of additional patients have been required to purchase health insurance coverage.

•
Health benefit plan design.    Health insurers have introduced a wide range of benefit structures, many of which are customized to the unique goals of particular employer groups. Such insurers also continually update their reimbursement rules based on ongoing monitoring of consumption patterns, in response to new medical products and procedures, and to address changing employer demands. This has resulted in an increase in the rules regarding who is eligible for health care services, what health care services are eligible for reimbursement, and who is responsible to pay for health care services delivered. It has also resulted in more plans that require a larger proportion of patient contribution for services delivered; these increase the burden on health systems and medical groups to manage and pursue receivables directly with the patient. Health systems and medical groups need to be continually aware of the diversity and dynamic nature of health benefit plan design.

•
New payment models.    While the fee-for-service framework can be complicated enough, rapidly emerging outcome-based payment models are even more complex, requiring health care providers to capture and provide appropriate data to obtain payments. Accountable care programs also require a much greater focus on care coordination and cost efficiency across multiple health care providers. To complicate reimbursement even further, some models, such as Pay-For-Performance, demand that health care providers first identify programs for which they are eligible, and then enroll, identify eligible patients, and record relevant billing and clinical data for each eligible encounter. These newer models continue to evolve and grow in both number and complexity.

•
Financial incentives for the use of EHRs.    The federal government enacted a financial incentive program through the 2009 Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) for health care providers who demonstrate “Meaningful Use” of a certified EHR technology. While payments under the program do not represent a sustained market opportunity, they have shifted buying patterns since they were instituted, with many health care providers accelerating their purchase of EHRs and making revenue cycle system decisions tied to an EHR selection.

In addition to administering typical business functions, health care providers must dedicate significant time and resources to physician orders, including referrals to specialists, imaging centers, laboratories, pharmacies, and inpatient admissions. This requires a series of communications to ensure the care is appropriate and eligible for reimbursement. To process these communications, medical practices often interact with multiple software systems, manage communications via fax, and are challenged with having to contact patients, payers, and other trading partners to effectively exchange the right information to accompany clinical orders.

Our Strategy
Our mission is to be health care providers’ most trusted service, helping them do well by doing the right thing. In almost all cases, we price our services as a percentage of collections, a strategy that incentivizes us to improve performance and reduce cost through more efficient operations. As medical groups and health systems face rising costs and complexity, they need solutions for a diverse set of problems, including the ever increasing administrative work driven by that increased complexity, new, more complicated reimbursement models, partners’ demand for electronic data exchange, pressure to adopt expensive EHRs, continued changes to federally mandated transaction standards, new payer rules, and the challenges of collecting payments from uninsured, underinsured, and high deductible health plan patients.
We believe the traditional software model fails to address these needs. As a system of limited connectivity and flexibility, conventional software does not allow for rapid, intelligent evolution of system functionality and client needs. Additionally, locally installed software favors larger organizations that can afford a sizable up-front investment in hardware and software, plus the staff to manage and maintain these systems. With the traditional software model, the client is still responsible for all of the back-office work from managing claims to handling time-consuming clinical paperwork.
In contrast, cloud-based software can solve a greater set of problems because it can quickly be updated and delivered to all clients – as a single, shared instance of software – without expensive installations or upgrades. However, there are challenges that require cloud-based software to have corresponding service components, such as processing and sorting a practice’s incoming paper documents; identifying and managing payer rules; and having a live operator take patient phone calls after a practice closes for the day. Bringing these services, and many more, to our cloud-based software, is the crux of our cloud-based services model. As our software delivers the right knowledge to the right person at the right time, our back-office services execute work, at scale, that would otherwise fall upon the practice.
The connectivity and system infrastructure we provide would normally be out of reach for small independent practices, which make up a large portion of the health care provider market. However, because we automate processes and scale work across our entire provider network, we can efficiently deliver our services to medical practices of every size. By giving small practices the same technical and service infrastructure available to large clients, we provide significant benefits not only to those practices, but also to their clinical exchange and trading partners with whom they share vital information. As practices continue to be acquired or divested by other entities, this strategic flexibility enhances our ability to compete, regardless of whether a practice is independent or owned by a large enterprise.
Key elements of our strategic priorities include:

•
Equip providers to win at alternative reimbursement.   As newer payment models continue to integrate cost efficiency and outcomes into reimbursement formulas, new activities will become more important in driving performance. Only health systems and medical groups that can fully integrate these activities with their revenue cycle will have visibility into their true financial health. These can include coordinating care smoothly with other health care providers, directly tying lab results back to the right patient records, and delivering patient adherence reminders. The rules embedded in athenaClinicals are becoming increasingly tied to reimbursement as Pay-for-Reporting, Pay-for-Performance, shared savings, and other bonus payments require specific action at the point of care. Without the type of automation found in our athenaClinicals service, participation in these payment programs may burden physicians, distracting them from the practice of medicine.

•
Open athenaNet and build an ecosystem of partners.   Through our More Disruption Please (MDP) program, we will ensure that all of athenaNet is open with application programming interfaces for new generations of innovators and entrepreneurs looking to disrupt the health care industry. Our MDP program consists of three major pillars: network, marketplace, and accelerator. The network is comprised of innovative thinkers, entrepreneurs, and startups with a shared mission to improve the state of health care. The marketplace features technology partners with capabilities that integrate with athenaNet, adding value to our overall service offerings and client experience. The accelerator provides seed funding, free office space, and ongoing mentorship from our experts, advisers, and partners.

•
Support the full continuum of care.   Our vision is to build a unified clinical experience that allows providers to cross environments (inpatient, outpatient, etc.) without having to log into different systems. We aim to present a single clinical and financial record, integrating information for the user from any system on which information resides. We also intend to expand our service offerings across the care continuum whether organically, through acquisitions, or through integration with our MDP partners’ solutions.

•
Transform the provider user experience.   We believe that technology should enable intimate time between a provider and patient. Providers should only be given – and only asked for – the relevant information for that moment of patient care. We intend to transform the provider user experience of our cloud-based services platform, athenaNet, through a new look and feel as well as a streamlined version of the clinical chart. The enhanced athenaNet will include a refined look, more intuitive navigation, and redesigned home pages for all users. The streamlined view will strive to reinforce effective delegation, encourage lightweight documentation, and illuminate the patient’s clinical story.

Our Services
By combining three distinct but interconnected components—cloud-based software, networked knowledge, and back-office work—we empower our clients to achieve and sustain financial health while staying focused on quality patient care. We provide a single instance of cloud-based software to clients through the athenaNet platform. Each health care provider across the network accesses the same continuously updated instance of software. Our software is the primary conduit through which we exchange information among clients, payers, trading partners, and our staff of experts. The athenaNet platform enables every client to benefit from the collective knowledge of all other clients. This networked knowledge is culled, curated, and implemented through our patented billing rules engine and clinical quality management engine. As we work with clients, payers, and other partners, more expert knowledge is infused into each service, making the network “smarter” and more powerful for all clients. Our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering incoming faxes to tracking claims with payers. We automate these processes whenever possible; when automation is not an option, we perform the work at massive scale with our teams of experts. This unique combination of software, knowledge, and work is the core of our service model and value proposition to clients.
athenaCollector
athenaCollector is our cloud-based medical billing and practice management solution. It is the foundation of our service portfolio and entered general availability in 2000. athenaCollector reduces staff administrative work and enables clients to improve practice performance and revenue collection efficiency.
Software. athenaCollector includes our highly intuitive, web-based practice management software that simplifies every step of the process: patient registration; scheduling; check-in; charge entry; referral management; checkout; follow-up; collections; accounting; and reporting. It relieves our clients’ staff of many time-consuming activities, allowing them to focus on running their practice by: checking patient eligibility prior to appointments; tracking practice activity in real-time; providing a workflow dashboard; using reporting tools so that users can track their ongoing performance and benchmark against other practices; and maintaining compliance with billing and claims management standards through our billing rules engine.
Knowledge. At the heart of athenaCollector is the industry’s largest database of payer-specific reimbursement requirements. This proprietary billing rules engine delivers in-depth insight and knowledge that helps clients get paid by payers. Our rules engine contains information amassed over years, is updated daily based on our research and the collective experience of thousands of clients, and tracks the evolving requirement of hundreds of payers and thousands of benefit plans. Clients route their day-to-day electronic and paper-based payer communications to us, which we then process using our patented billing rules engine to avoid denials and reimbursement delays, and improve practice performance. The core focus of the rules database is on payer rules, which are the key drivers of claim payment and denials. By understanding denials, we add rules to the rules database that help the entire client base avoid future denials, resulting in increased automation of our workflow processes.
Work. Our back-office service team interacts with clients at all key steps in the revenue cycle, including:

•	coordinating with payers to ensure that providers are properly set up for billing;

•	submitting claims to payers directly or through intermediaries;

•	obtaining confirmation of claim receipt from payers;

•	receiving and processing checks and remittance information from payers and documenting the result of payers’ responses;

•	evaluating denied claims and determining the best approach to appealing or re-submitting claims to obtain payment;

•	billing patients for balances that are due;

•	compiling and delivering management reporting about the performance of clients at both the account level and the provider level;

•
transmitting key clinical data to the revenue cycle workflow to eliminate the need for code re-entry and to permit assembly of all key data elements required to achieve maximum appropriate reimbursement; and

•	providing proactive and responsive client support to manage issues, address questions, identify training needs, and communicate trends.
athenaClinicals
athenaClinicals is our cloud-based EHR service. It entered general availability in 2006 and was made available as a stand-alone service in 2010. athenaClinicals helps clients gain greater clinical control, insight, and enables participation in Pay-for-Performance programs while protecting the patient-provider relationship.

Software. athenaClinicals addresses the core clinical workflows of a practice including: a clinical facesheet; encounter documentation; order entry; results viewing; patient call tracking; clinical reminder tracking; and workflow task management. Through athenaNet, athenaClinicals displays key clinical measures related to the drivers of high-quality, efficient care delivery, lab results requiring review, patient referral requests, prescription requests, and family history of previous exams. athenaNet provides comprehensive reporting on a range of clinical results. This includes distribution of different procedure codes (leveling), incidence of different diagnoses, timeliness of turnaround by lab companies and other intermediaries, and other key performance indicators. Our cloud-based platform enables health information exchange so patients can smoothly transition across care settings.
Knowledge. Our unique, powerful quality management engine is continuously updated with clinical guidelines, rules, and value-focused initiatives. As reporting and quality programs have collectively become a greater portion of physician revenue, clinical data must be captured according to the requirements and incentives of different payers and plans. This can be very difficult to manage on paper or in a static software system. Our quality management engine is designed to: identify the specific clinical activities required to meet Pay-for-Performance and outcome-based programs, including the Medicare and Medicaid Meaningful Use programs, access medication formularies, and identify potential medication errors (such as drug-to-drug interactions or drug-allergy reactions).
Work. We have a dedicated team of specialists who take on clients’ clinical paperwork and reporting requirements. Health systems and medical groups that use an EHR can still receive a substantial number of paper clinical documents from third parties, creating a significant administrative burden. Our service operations team captures inbound paper documents, converts them to electronic format, attaches them to the appropriate patient chart, classifies them according to type, and associates results with the original order where applicable. Additionally, even if the provider creates an order in the EHR, the intended recipient may not accept orders electronically; in that case, our service operations team converts the electronically generated order to paper for delivery on the client’s behalf. We also perform many of the Pay-for-Performance program identification and enrollment tasks on behalf of clients so they can participate without significant up-front research and effort.
athenaCommunicator
athenaCommunicator is our cloud-based patient engagement and communication service. It entered general availability in 2010 and, at this time, requires adoption of athenaCollector or athenaOne. athenaCommunicator helps our clients reduce patient no-show rates, and be more engaged with and accessible to their patients.
Software. athenaCommunicator offers a unique approach to patient communication by combining a web-based automated messaging platform and patient portal with live operators available for specific call types. The automated messaging platform delivers automated phone calls, SMS messages, and e-mails to patients, including appointment reminders, past due balance alerts, disease management initiatives, secure test results, and other compliance-driven campaigns. Our patient portal enables patients to view lab results, review appointment information, exchange secure messages with providers, update personal information, and pay bills. Clients who also use athenaClinicals can choose to allow their patients to view specific portions of their medical record via the patient portal.
Knowledge. athenaCommunicator enables clients to build a highly flexible set of communication rules with their patients. They can set patient or group-specific communication preferences that will automatically tailor communications to the preferred timing and mode of delivery, including phone call, SMS message, e-mail, or patient portal. These communication rules allow each patient to receive a personalized experience, including delivery of messages with branding and using the Caller ID of the client, if desired.
Work. Clients spend a great deal of time fielding phone calls from patients, on topics ranging from scheduling requests and clinical cases to driving directions. As part of the athenaCommunicator service, we provide live operators who field calls on behalf of clients, especially beneficial during peak phone call periods or after hours. The live operator service includes re-directing automated calls for appointment scheduling, patient payments, and message-taking. Additionally, we print and mail paper statements to patients on behalf of the client to assist with patient payment collection. Collectively, these activities expand the availability of the medical practice to patients and help alleviate phone burden, freeing staff to focus on more critical tasks.
athenaCoordinator
Our athenaCoordinator service offerings include athenaCoordinator Core, athenaCoordinator Analytics, and athenaCoordinator Enterprise. athenaCoordinator Core is a cloud-based order transmission service for all receiver types and physicians using athenaClinicals. athenaCoordinator Core entered general availability in 2012. athenaCoordinator Analytics is a cloud-based business intelligence service for health care professionals. athenaCoordinator Analytics was introduced in 2004 through Anodyne Health Partners, Inc., which athenahealth acquired in October of 2009. athenaCoordinator Enterprise is our cloud-based population health service. We launched athenaCoordinator Enterprise in early 2014 and we are working with alpha clients to build out the complete service offering. We combined components of the services provided by two companies we acquired: Healthcare Data Services LLC in October 2012 and Proxsys LLC in August 2011 into the athenaCoordinator Enterprise service offering. Each of our athenaCoordinator service offerings include software, knowledge, and work; however, we do not break out these components below as we have for our other service offerings.
athenaCoordinator Core is a stand-alone solution for providers and facilities that receive and fulfill health care orders. We created a streamlined ordering workflow between facilities and the providers that use our cloud-based EHR service, athenaClinicals. This makes it easy for community physicians to find the facility and providers within our national database. athenaCoordinator Core allows providers, via an easy-to-use online portal, to electronically prepare and send a “clean order” for a referral – meaning all the pertinent information needed to streamline care coordination is complete – and a patient can arrive at his or her appointment with another physician, or at a hospital or lab, with information already entered and verified. For the receiving health care entity, athenaCoordinator Core reduces denials, the time spent processing referrals, and the risk of acting on erroneous information.
athenaCoordinator Analytics is a cloud-based service that provides visibility into the financial and operational health of medical groups and health systems, helping our clients make firm, informed decisions that boost productivity. The service enables clients to turn information into insight, providing them with a nimble platform to parse data across systems, relationships, and providers and efficiently monitor and drive financial and operational performance. athenaCoordinator Analytics utilizes a software-enabled service platform that organizes and analyzes billing and claims-based data across medical groups and health systems, allowing decision makers to quickly and easily present that data visually through a wide array of business performance metrics. We take data from across our clients’ organization and consolidate that data into a central information warehouse. Our data experts identify and curate the data, saving our clients’ time and resources so they can focus on providing care to patients. We use our broad and deep understanding of health care revenue cycle management to help our clients maximize the insight and value they can derive from using athenaCoordinator Analytics. We provide analytical support for deep-dives into data and assist in determining which benchmarks and targets to track. With our cloud-based model, hosting capabilities, unparalleled industry knowledge, and dedicated experienced support staff, we help clients harmonize their data into a reliable source of information.
athenaCoordinator Enterprise is a cloud-based population health service. The service absorbs critical population health tasks across the continuum of care, freeing up our clients’ staff to focus on care. athenaCoordinator Enterprise includes a web-based care coordination application with embedded rules that facilitates easy order entry and status checks for ordering physicians, enables our pre-certification and pre-registration services, and delivers clean orders. We provide tools to clients to help identify and engage patients needing care, segmenting the patient population and reaching out through automated messaging and live calls. We create seamless transitions in care with patient access services, and a single, shared view of each patient’s clinical and financial information. athenaCoordinator Enterprise handles the difficult and costly work associated with coordinating care among medical caregivers, payers, and patients.
Epocrates Services
Our Epocrates services center around a variety of clinical information and decision support offerings available through health care providers’ mobile devices. These services include: clinical messaging, virtual representative services, market research, and formulary hosting. The majority of health care professionals using our clinical information services access the free versions of our applications; premium subscriptions for some of these services are available, and some services are sponsored by clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) that seek opportunities to engage with our network of members. The Epocrates network of members consists of over one million health care professionals, including approximately 50% of U.S. physicians. The features available through our Epocrates application help health care professionals make more informed prescribing decisions, improve workflow, and enhance patient safety. Our Epocrates services include software and knowledge components similar to our other service offerings through mobile applications and our medical information team, respectively, but lacks the third component of work. We aim to add the work component as we integrate our Epocrates services with our other service offerings.
Research and Development
In response to changes in the market, and to better serve medical groups and health systems, our research and development efforts focus on enhancing our service offerings. All of our clients use the same version of athenaNet, with some rules designed to take effect locally for particular clients. We continually update our software and rules, and execute frequent, periodic releases of new software functionality for our clients. Our software development life cycle methodology ensures that each software release is properly designed, built, tested, and rolled out. Our software development technologists are primarily located in the United States; we complement this team’s work with software development services from third-party technology development providers, as well as our own employees at our development center operated through our subsidiary in Chennai, India. In addition to our core software development activities, we dedicate full-time staff to our ongoing development and maintenance of our rules database. We also employ program management and product management personnel, who work continually on improvements to our service operations processes and our service design, respectively.

Operations
Our operations team assists clients at each critical step in the revenue, clinical, patient engagement, and care coordination workflow, and provides services that include insurance benefits packaging, insurance eligibility confirmation, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting of lab requisitions, submission of lab requisitions, and monitoring and classification of all inbound faxes. Additionally, we use third parties for data entry, data matching, data characterization, and outbound and inbound telephone services. These services are generally commercially available at comparable rates from other service providers.
We depend on satisfied clients to succeed, and have aligned our financial goals with that of our clients. Our client contracts require minimum commitments by us on a range of tasks, including claims submission, payment posting, claims tracking, and claims denial management. We also make a commitment to our clients that athenaNet will be accessible 99.7% of the time, excluding scheduled maintenance windows. Each quarter, our management conducts a survey of clients to identify client concerns and track progress against client satisfaction objectives. In our most recent survey, our net promoter score was 42.0% for athenahealth-branded services and 70% for Epocrates-branded services. The net promoter score is the percentage of clients who chose 9 or 10 (defined as promoters) less the percentage of clients who chose 0 through 6 (defined as detractors) on a scale of 1 to 10 when asked if they would recommend athenahealth or Epocrates, as applicable, to a trusted friend or colleague.
In addition to the services described above, we also provide client support services, including:

•
client support by our client services center, designed to address client questions and concerns rapidly, whether those questions and concerns are registered via a phone call or via an online support case through use of customer relationship management technology;

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

•
relationship management by regional leaders of the client services organization to ensure that decision-makers are satisfied, and that regional performance is managed proactively with regard to client satisfaction, client margins, client retention, renewal pricing, and added services; and

•	active, real-time performance monitoring for clients with complex and highly scaled operations.
Sales and Marketing
We have developed sales and marketing capabilities aimed at expanding our network of health care providers, medical groups, and health systems. We expect to expand our network by selling our complete suite of services to new clients and cross-selling additional services into our existing client base. We have a direct sales force, which we augment through our channel partners and marketing initiatives.
Direct Sales
We sell our services primarily through our direct sales force, which is divided into three groups for sales of athenahealth-branded services: the enterprise team, which is dedicated to serving the very largest managed care organizations, as well as those with high growth potential; the group team, which is dedicated to medical practices with seven to 150 physicians; and the small group team, which is dedicated to practices with one to six physicians. We also have a sales team dedicated to sales of our Epocrates-branded services for pharmaceutical clients. Our sales force is supported by personnel in our marketing organization, who provide specialized support for promotional and selling efforts. Due to our ongoing service relationship with clients, we conduct a consultative sales process, which includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services.
Channel Partners
In addition to our direct sales force, we maintain business relationships with third parties that promote or support our sales or services within specific industries or geographic regions. We refer to these third parties as “channels” and the individuals and organizations involved as our “channel partners.” In most cases, these relationships are agreements that compensate channel partners for providing us sales lead information that results in sales. These channel partners typically do not make direct sales. Other channel relationships permit third parties to act as an independent sales representative, a purchasing agent (as in the case of group purchasing organizations), or a joint marketer of combined service offerings that we jointly develop with that third party. In some instances, the channel relationship involves endorsement or promotion of our services by these third parties. Our channel relationships include our clients, state medical societies, health care information technology product companies, health care product distribution companies, consulting firms, group purchasing organizations, health systems, regional extension centers, and payers.

Marketing Initiatives
Since our service model is relatively new to most health care providers, our marketing and sales objectives are designed to increase awareness of our company, establish the benefits of our service model, and build credibility with prospective clients so they will view our company as a trustworthy long-term service provider. To execute on this strategy, we have designed and implemented specific activities and programs aimed at converting leads to new clients. In addition, we have started to use the Epocrates member network as a lead-generation platform for selling our athenahealth-branded services.
Our marketing initiatives are generally targeted toward specific segments of the health care market. These marketing programs include:

•	traditional print advertising;

•
sponsored pay-per-click search advertising and other Internet-focused awareness-building efforts (such as social media, online videos, webinars, targeted messages to users through our services, and destination websites covering compliance and other issues of interest to medical practices);

•	public relations activities aimed at generating media coverage;

•	participation in industry-focused trade shows;

•	targeted mail, e-mail, and phone calls to health systems and medical groups;

•	informational meetings (such as strategic retreats with targeted potential clients); and

•	dinner seminars.
Competition
We have experienced, and expect to continue to experience, intense competition in the marketplace. Our primary competition uses locally installed software to manage the various clinical and financial workflow needs within the medical group or health system. Other nationwide competitors offer services they refer to as “on-demand” or “software-as-a-service” models, under which software is centrally hosted and services are provided from central locations. Companies that sell practice management, EHR, and care coordination software and services include: ADP AdvancedMD Software, Inc.; Allscripts-Misys Healthcare Solutions, Inc.; CareCloud Corporation; Cerner Corporation; eClinicalWorks, LLC; Epic Systems Corporation; Greenway Health, LLC; McKesson Corp.; NextGen Healthcare Information Systems, LLC; OptumInsight, Inc.; Practice Fusion, Inc.; and SCI Solutions, Inc.
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
We believe that we compete favorably with our competitors on the basis of these factors. However, some of our competitors and potential competitors have significantly greater financial, technological, and other resources and name recognition, as well as more established distribution networks and relationships with health care providers. As a result, these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources than we can in research and development, strategic acquisitions, sales and marketing, patent prosecution and litigation, and to finance capital equipment acquisitions for their customers.
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

Government Regulation
Although we generally do not contract with U.S. state or local government entities, the services we provide are subject to a complex array of federal and state laws, including regulation by the Centers for Medicare and Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services, as well as additional regulation.
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
HIPAA Transaction Requirements.    HIPAA also requires that certain electronic transactions related to health care billing must be conducted using prescribed electronic formats. As a covered entity subject to HIPAA, we must meet these requirements, and, moreover, we must structure and provide our services in a way that supports our clients’ HIPAA compliance obligations.
HITECH Act and HIPAA Omnibus Rule.    The HITECH Act, the regulations issued under it, and the corresponding amendments to the HIPAA regulations in the HIPAA Omnibus Rule have altered and enhanced our obligations with respect to protected health information.
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
Anti-Kickback Laws.    The federal Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by a federal health care program, including Medicare or Medicaid. Courts have construed the federal Anti-Kickback Law broadly to mean that a financial arrangement may violate this law if any one of the purposes of one of the arrangements is to encourage patient referrals or other federal health care program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited and narrow statutory exceptions and regulatory safe harbors that may protect some arrangements from enforcement penalties.

False or Fraudulent Claim Laws.    There are numerous federal and state criminal and civil laws that prohibit, among other things, the submission of false information, or the failure to disclose information, in connection with the submission and payment of claims for reimbursement. In some cases, these laws also prohibit abuse in connection with such submission and payment, for example, by systematic over treatment or duplicate billing for the same services to collect increased or duplicate payments. How these concepts apply to services such as ours that rely substantially on automated processes has not been well defined in the regulations or relevant case law. As a result, our errors with respect to the formatting, preparation, or transmission of such claims and any mishandling by us of claims information that is supplied by our clients or other third parties may be determined to be, or may be alleged to be, false claims under a false claims law.
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
Stark Law.    The Ethics in Patient Referrals Act, known as the Stark Law, prohibits certain types of referral arrangements between physicians and health care entities. Physicians are prohibited from referring patients for certain designated health services reimbursed under certain federal health care programs to entities with which they or their immediate family members have a financial relationship or an ownership interest, unless such referrals fall within a specific exception. Reimbursement claims that we submit for care rendered under prohibited referrals could be deemed false or fraudulent, resulting in liability under other fraud and abuse laws.
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
There are also federal and state laws that prohibit or limit assignment of claims for reimbursement from government-funded programs. Some of these laws limit the manner in which business service companies may handle payments for such claims and prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. In particular, the Medicare program specifically requires that billing agents who receive Medicare payments on behalf of health care providers must meet certain requirements, and the agent’s compensation may not be related in any way to the amount billed or collected or the actual collection of payment. Medicaid regulations similarly provide that Medicaid payments may be received by billing agents in the name of their clients without violating anti-assignment requirements if payment to the agent is related to the cost of the billing service, not related on a percentage basis to the amount billed or collected, and not dependent on collection of payment.
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
Anti-Tampering Laws
For certain prescriptions that cannot or may not be transmitted electronically from physician to pharmacy, both federal and state laws require that the written forms used exhibit anti-tampering features. For example, the U.S. Troop Readiness, Veterans’ Care, Katrina Recovery, and Iraq Accountability Appropriations Act of 2007 require that most prescriptions covered by Medicaid must demonstrate security features that prevent copying, erasing, or counterfeiting of the written form. Because our clients will, on occasion, need to use printed forms, we must take these laws into consideration for purposes of the prescription functions of our athenaClinicals service.

Electronic Health Records Certification Requirements
The HITECH Act directs the Office of the National Coordinator for Health Information Technology (“ONCHIT”) to support and promote meaningful use of certified EHR technology nationwide through the adoption of standards, implementation specifications, and certification criteria programs. In January 2011, HHS issued a final rule to establish a permanent certification program for EHR technology. Our athenaClinicals service has been certified as a 2014 Edition Complete EHR in accordance with the applicable certification criteria.
United States Food and Drug Administration
The U.S. Food and Drug Administration (“FDA”) has promulgated a draft policy for the regulation of computer software products as medical devices and a proposed rule for reclassification of medical device data systems under the Federal Food, Drug and Cosmetic Act, as amended (“FDCA”). The FDA has stated that health information technology software is a medical device under the FDCA, and we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in health care settings regardless of whether the draft policy or proposed rule is finalized or changed. In April 2014, a draft report developed by the FDA was released proposing a regulatory framework for health information technology that promotes innovation, protects patient safety, and avoids regulatory duplication.
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

•
the Quality System Regulation (“QSR”), which requires manufacturers, including third-party or contract manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of manufacturing;

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
Intellectual Property
We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, databases, and our brand. We have filed U.S. and international patent applications covering certain of our proprietary technology. As of December 31, 2014, we held fourteen U.S. patents and two foreign patents, with a number of U.S. patent applications and foreign patent applications pending. Our issued U.S. patents are expected to expire between 2020 and 2031. We also rely on a combination of registered and unregistered trademarks and service marks to protect our brand. We will continue to file and prosecute applications for patents and trademarks when and where appropriate to protect our rights in proprietary technologies and our brand.
While our patents, trademarks, copyrights, and trade secrets provide some advantage and protection, we believe the following factors are more essential to establishing and maintaining a competitive advantage:

•	the statistical and technological skills of our service operations and research and development teams;

•	the health care domain expertise and payer rules knowledge of our service operations and research and development teams;

•	the real-time connectivity of our service offerings;

•	the continued expansion of our proprietary rules engine; and

•	a continued focus on the improved financial, operational, and clinical results of our clients.
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
Seasonality
There is moderate seasonality in the activity level of health systems and medical groups and our clients in the pharmaceutical industry. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Our pharmaceutical clients’ budgeting process impacts the timing of revenue related to sales of sponsored clinical information and decision support services, which has historically been highest in the fourth quarter. In addition, as further explained in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, our revenues and operating results may fluctuate from quarter to quarter depending on a host of factors including, but not limited to, the severity, length, and timing of seasonal and pandemic illnesses.
Employees
As of December 31, 2014, we had 3,676 full-time employees, with 1,797 in service operations, 582 in sales and marketing, 952 in research and development, and 345 in general and administrative functions. Of these full-time employees, 3,211 were located in the U.S. and 465 were located in Chennai, India. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.
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
Our operating results and financial condition have varied in the past and may vary significantly in the future depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations, and financial condition.

RISKS RELATED TO OUR BUSINESS — GENERAL
We operate in a highly competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.
The provision by third parties of medical billing and practice management services to medical practices has historically been dominated by small service providers who offer highly individualized services and a high degree of specialized knowledge applicable in many cases to a limited medical specialty, a limited set of payers, or a limited geographical area. We anticipate that the software, statistical, and database tools that are available to such service providers will continue to become more sophisticated and effective and that demand for our services could be adversely affected.
EHR and practice management software for health systems and medical groups has historically been dominated by large, well-financed, and technologically sophisticated entities that have focused on software solutions. Some of these entities are now offering “hosted” services or a “software-as-a-service” model under which software is centrally administered, and these vendors may also provide administrative and billing services. The size, financial strength, and breadth of offerings of the larger entities are increasing as a result of continued consolidation in both the information technology and health care industries. We expect large integrated technology companies to continue to become more active in our markets, both through acquisition and internal investment. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we possess. In addition, a few smaller companies have started providing single-instance, Internet-based software using a model similar to ours; the offerings of these smaller companies may reduce the perceived competitive advantage of our services and impact our market share. Further, while the market for patient engagement and care coordination services is growing and is not as yet dominated by a small group of vendors with significant resources, our patient engagement and care coordination services face competition from a wide variety of market participants. For example, certain health systems have developed their own patient portals or care coordination systems. If we fail to distinguish our patient engagement and care coordination offerings from the other options available to health care providers, the demand for and market share of those offerings may decrease.
In regard to our Epocrates-branded services, we compete with other companies for users of the types of drug and clinical reference tools that we offer and for budget dollars from our pharmaceutical, managed care, and market research clients. We compete within a broad industry of health care content providers for the attention of health care professionals who can choose to use mobile, online or print media to reference clinical information. Companies providing clinical content include Medscape, a division of WebMD, LLC, and UpToDate, Inc., a division of Wolters Kluwer Health. Competition from each of these sources of clinical reference content may lead to a loss of our existing network members and a reduction in the rate at which we attract new members for our clinical information. Our primary competition for the promotional spend available from our pharmaceutical clients in the area of interactive services is from companies, including WebMD, that help such companies market their products, programs, and services to health care professionals. Our market research business competes with numerous companies that recruit physicians to participate in surveys in a variety of formats, as well as the recruitment arms of market research companies that have assembled their own survey panels of health care professionals. To the extent competing channels are available to access health care professionals, including physicians, the value of our interactive services to our clients is reduced.
Some of our current large competitors, such as Allscripts Healthcare Solutions, Inc.; Cerner Corporation; Epic Systems Corporation; NextGen Healthcare Information Systems, LLC; McKesson Corp.; Quality Systems, Inc.; and Siemens Medical Solutions USA, Inc., have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our integrated offerings. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. In addition to new niche vendors, who offer stand-alone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions, which have information systems in place with clients in our target markets. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our services, but that offer ease of integration with existing systems and that leverage existing vendor relationships.

If we are unable to retain existing members of our Epocrates network and attract new members, especially physician members with desired characteristics for our interactive services who actively participate in those services, our revenue will decline, the anticipated benefits of our Epocrates acquisition may not be realized, and our business will suffer.
Most of the members of our Epocrates network use only our free drug reference product and may stop using the products at any time without loss. Members who subscribe to our premium drug and clinical reference products usually do so for a term of one year and may elect to cancel the subscription for any renewal terms. Under certain circumstances, our members may cancel their subscriptions prior to expiration. Factors that may affect the retention rate of our existing members and the rate at which we attract new members for our drug and clinical reference tools include:

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

The market for cloud-based services for health care information technology may not develop substantially further or develop more slowly than we expect, harming the growth of our business.
While cloud-based services for health care information technology have become more widely accepted, the market for these services remains narrowly based, and it is uncertain whether these services will achieve and sustain the high levels of demand and market acceptance we anticipate. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of cloud-based services in general, and for their revenue, clinical, and patient cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to a cloud-based service. Furthermore, some enterprises may be reluctant or unwilling to use cloud-based services, because they have concerns regarding the risks associated with the security and reliability, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition, or operating results.
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
Failure to manage our growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.
We have been experiencing a period of strong growth. We believe that increasing awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our services. Promotional activities may not generate an increase in awareness or revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building awareness.

Besides awareness, we must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to manage our growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce client or user satisfaction; limit our ability to respond to competitive pressures; and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new or enhanced services or the acquisition of suitable businesses or technologies. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.
We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of copyright, patent, trademark, trade secret, and unfair competition laws, as well as access and use restrictions and other contractual provisions, to protect these rights.
Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have fourteen issued U.S. patents (seven applicable to our Epocrates services), two issued foreign patents (applicable to our Epocrates services), and a number of U.S. and foreign patent applications pending as of December 31, 2014, the scope of issued patents may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future.
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
The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. Our technologies may not be able to withstand such third-party claims of rights against their use, and we could lose the right to use technologies that are the subject of such claims. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients, partners, and third-party service providers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Although many of our partners and third-party service providers are obligated to indemnify us if their products infringe the rights of others, such indemnification may not be effective or adequate to protect us or the indemnifying party may be unable to uphold its contractual obligations.
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
We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients of our clients, or stockholders. For example, in May 2013 we purchased the property on which our corporate headquarters are located. This property is a former Superfund site, and our ownership of it, or any of our other properties, could expose us to liability under applicable environmental laws, as well as to liability as a landlord or as owner of property that may be used by members of the public. Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.
RISKS RELATED TO OUR BUSINESS — OPERATIONS
We depend upon third-party service providers for important functions of our services. If these third-party service providers do not fulfill their contractual obligations or choose to discontinue their services, our business and operations could be disrupted and our operating results would be harmed.
We have entered into service agreements with Vision Business Process Solutions Inc., a subsidiary of Dell, Inc. (formerly Perot Systems Corporation), and Access Healthcare Services USA, LLC to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. Among other things, these providers process critical claims data and clinical documents. In addition, we rely on our banking partner, U.S. Bank, for depositing client funds that we collect into our clients’ bank accounts. If such services fail or are of poor quality, our business, reputation, and operating results could be harmed. Failure of these service providers to perform satisfactorily could result in client dissatisfaction, disrupt our operations, and adversely affect operating results. With respect to these service providers, we have significantly less control over the systems and processes involved than if we maintained and operated them ourselves, which increases our risk. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources, and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients, and reduction of our revenue or operating margin.
Our business could be adversely affected if our clients are not satisfied with our services.
We depend on client satisfaction to succeed, both with respect to our cloud-based software and client support services. Our sales organization is dependent on the quality of our service offerings, our business reputation, and strong recommendations from existing clients. If our cloud-based software does not function reliably or fails to achieve client expectations in terms of performance, clients could assert claims against us or terminate their contracts with us. This could damage our reputation and impair our ability to attract or retain clients. We provide client support services to resolve any issues related to our service offerings. Our client support team may be unable to respond quickly enough to accommodate short-term increases in client demand for support, particularly as we increase the size of our client base. It is difficult to predict client demand for support services and if client demand increases significantly, we may be unable to provide satisfactory support services to our clients. Any failure to maintain high-quality and highly-responsive client support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation, adversely affect our ability to sell our service offerings to existing and prospective clients, and harm our business, operating results, and financial condition.
Various risks could affect our worldwide operations, exposing us to significant costs.
We conduct operations in the United States, India, and the Philippines, either directly or through our service providers. Such worldwide operations expose us to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, terrorism, labor issues, natural disasters, unfavorable intellectual property protection, and pandemics. Any such disruptions or costs could have a negative effect on our ability to provide our services or meet our contractual obligations, the cost of our services, client and user satisfaction, our ability to attract or maintain clients and users, and, ultimately, our profits.
In the foreign countries where we operate, local laws and customs may differ from those in the U.S. For example, it may be a local custom in certain countries for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (FCPA). The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business, and requires businesses to make and keep accurate books and records and a system of internal accounting controls. Even though we conduct formal FCPA compliance training, we cannot guarantee that our employees, contractors, and agents will comply with all of our policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.
Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.
To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and software engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, Epocrates has experienced high turnover in recent years, and we cannot assure you that we will be able to fill all open positions on a timely basis, or at all, on acceptable terms or that the limited exposure to Epocrates’ business of those hired will not hinder our ability to manage and grow that business effectively, regardless of the extent of their past professional experience. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, operating results, and financial condition.
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

If we acquire or invest in companies or technologies, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.
As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring products, technologies, or businesses that will help our business;

•	challenges in integrating operations, technologies, services, and personnel;

•	the loss of key personnel;

•	failure to achieve anticipated operational efficiencies;

•	inconsistencies in standards, controls, procedures, or policies that give rise to additional costs;

•	diversion of financial and managerial resources from existing operations and other potential acquisitions and investments;

•	the risk of entering new markets in which we have little to no experience;

•	risks related to the assumption of known and unknown liabilities;

•	the risk of write-offs and the accelerated amortization of expenses related to purchased intangible assets; and

•	delays in client purchases due to uncertainty and the inability to maintain relationships with clients of the acquired businesses.
As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions or investments, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities. Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, additional amortization expenses, or impairment of goodwill and purchased long-lived assets, any of which could harm our financial condition, operating results, or value of our common stock.
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
A significant portion of our operating expense is relatively fixed in nature in the short term, and planned expenditures are based in part on expectations regarding future revenue and profitability. Accordingly, unexpected revenue shortfalls, lower-than-expected revenue increases as a result of planned expenditures, and longer-than-expected impact on profitability and margins as a result of planned expenditures may decrease our gross margins and profitability and could cause significant changes in our operating results from quarter to quarter. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.
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
The current economic situation may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our clients. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our clients could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. Further, despite the cost benefits that we believe our services provide, prospective clients may wish to delay contract decisions due to implementation costs or be reluctant to make any material changes in their established business methods in the current economic climate. With a reduction in tax revenue, state and federal government health care programs, including reimbursement programs such as Medicaid or initiatives under the ACA, may be reduced or eliminated, which could negatively impact the payments that our clients receive.
Also, although we currently estimate our expected customer life for clients of athenahealth-branded services to be twelve years, this is only an estimate, and there can be no assurance that our clients will elect to renew their contracts for this period of time. Our clients typically purchase one-year contracts that, in most cases, may be terminated on 90 days’ notice without cause. The majority of our clinical information subscriptions have terms of one year, and our contracts with our market research, payer, and pharmaceutical clients for our interactive services typically range from one to three years. We cannot assure you that members of our Epocrates network and other Epocrates-branded services clients will continue to participate in our existing programs beyond the terms of their existing contracts or that they will enter into any additional contracts for new programs that we offer. If our clients’ revenue decreases for any of the above or other reasons, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.
If we are required to collect sales and use taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.
We may lose sales or incur significant expenses should states be successful in imposing state sales and use taxes on our services. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, decrease our ability to compete on pricing with other vendors, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe that our services are subject to sales and use taxes in a particular state, we voluntarily approach state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.
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
The sales cycle for our athenahealth services can be variable, typically ranging from three to five months from initial contact to contract execution, although this period can be substantially longer. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation, although some of our new-client set-up projects—especially those for larger clients—are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over an expected attribution period of the longer of the estimated customer life, currently 12 years, or the contract term.
Even if implementation has begun, there can be no assurance that we will recognize revenue on a timely basis or at all from our efforts. Implementation for a given client may be canceled, as our contracts typically provide that they can be terminated for any reason or no reason on 90 days’ notice. In addition, implementation may be delayed, or the target dates for completion may be extended into the future, for a variety of reasons, including the needs and requirements of the client, delays with payer processing, and the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our provision of our athenahealth services upon which we realize most of our revenues will be delayed, and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the canceled implementation process and lost opportunity for implementing paying clients in that same period of time.
In regard to our Epocrates-branded services, the time between the date of the signing of the contract with a pharmaceutical client for a program, the actual fulfillment of the services under such contract and the revenue recognition associated with such revenues may be lengthy, especially for larger contracts with multiple deliverables, and may be subject to delays over which we have little or no control, including those that result from that client’s need for internal approvals.
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
We currently have a credit agreement which contains financial covenants, including maintaining a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a consolidated senior leverage ratio. As of December 31, 2014, we borrowed $208.8 million under the agreement and were in compliance with its financial covenants. There is no assurance that we will continue to be in compliance with all of the covenants under the agreement, and, if at any point we fail to comply with the financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the agreement. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes and adversely affecting our business.
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
Information services as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. We cannot assure you that material performance problems or defects in our services will not arise in the future. Errors may result from sources beyond our control, including the receipt, entry, or interpretation of patient information; interface of our services with legacy systems that we did not develop; or errors in data provided by third parties. It is challenging for us to test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or treatment methodologies that our clients or members may deploy or rely upon. Therefore, despite testing, defects or errors may arise in our existing or new software or service processes following introduction to the market. For example, changes in payer requirements and practices are frequent and sometimes difficult to determine except through trial and error, so we are continuously discovering defects and errors in our software and service processes compared against these requirements and practices.
Because clients rely on our services to collect, manage, and report clinical, business, and administrative data-including information to assist providers in tracking and treating ill patients-and members rely on our services to provide timely and accurate information regarding medical conditions and medicines, they may have a greater sensitivity to service errors and security vulnerabilities than clients of software products in general. Any operational delay in or failure of our technology or service processes may result in the disruption of patient care and could cause harm to patients and thereby give rise to a product liability claim or errors or omissions claim. Such claims could subject us to significant legal defense costs and adverse publicity, regardless of the merits or eventual outcome of those claims. While our subscription and services agreements typically contain limitations of liability and disclaimers that purport to limit our liability for damages related to defects in our software or content, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from related claims. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts.
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

If our security measures are breached or fail or unauthorized access is obtained to a client’s or member’s data, our services may be perceived as not being secure, clients and members may curtail or stop using our services, and we may incur significant liabilities.
Our services involve the web-based storage and transmission of clients’ and members’ proprietary information, including personal or identifying information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. From time to time we may detect vulnerabilities in our systems, which, even if they do not result in a security breach, may reduce customer confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client, member, or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and efforts to prevent future occurrences. We rely upon users of our systems for key activities to promote security of those systems and the data within them, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our users have failed to perform these activities. Failure of users to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales, clients, and members.
In addition, we use third-party technology and service providers, and our clients may authorize or enable third parties to access their data or the data of their patients. For example, we depend on third-party service providers for processing claims data and clinical documents for our clients and we partner with other health care information technology companies to offer our clients more seamless integration with those companies through electronic interfaces. Although we have developed a vendor management program and process for assessment of our partners’ information security designed to reduce the risk of a security breach, such programs and processes cannot provide absolute security. Our clients may have their own computer systems (whether internally developed or provided by a third party) to manage, store, and transmit clinical and financial data, which may interact with or contain information obtained from our services. Because we do not control our vendors’, partners’, or clients’ information security systems, we cannot ensure the complete integrity or security of these systems. A security breach of our vendors’, partners’, or clients’ system may damage our reputation, adversely affect our ability to attract new clients, cause existing clients to cancel their contracts, subject us to third-party lawsuits, all of which could adversely affect our operating results.
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
The ability to access our systems is critical to our clients’ administration of care, cash flow, and business viability. Our operations and facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) earthquake, fire, flood, hurricane, and other natural disasters; (iii) terrorism and acts of war; (iv) software and hardware errors, failures, or crashes in our systems or those of others; and (v) computer viruses, hacking, and similar disruptive problems in our systems or those of others. We attempt to mitigate these risks through various means, including redundant infrastructure, disaster recovery plans, business continuity plans, separate test systems, and change control and system security measures, but our precautions will not protect against all potential problems. If users’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to those clients or medical information relevant to patient care. Our plans for disaster recovery and business continuity rely in part upon third-party providers of related services, and if those vendors fail us at a time that our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Although we carry business interruption insurance, it only covers some, but not all, of these potential events, and even for those events that are covered, it may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events, including, for example, loss of market share and diminution of our brand, reputation, and member and client loyalty.
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
In addition to the services we provide from our offices, we serve our clients primarily from third-party data-hosting facilities. In the case of a significant event at any of these data centers, we could move operations from that data center to our other data centers within a reasonable timeframe. However, these facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at two or more of the facilities could result in lengthy interruptions in our service. Even with our disaster recovery arrangements, our services could be interrupted.
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
Our athenaClinicals service is utilized in clinical decision-making, provides access to patient medical histories, and assists in creating patient treatment plans, including the issuance of prescription drugs. Therefore, if these data are incorrect or incomplete or if we make mistakes in the capture or input of these data, adverse consequences, including death, may occur and give rise to product liability and other claims against us by clients, clinicians, patients, or others. Although the data stored and displayed in athenaClinicals is generally provided by our clients or third parties, and we often have little control over data accuracy, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of health care services or erroneous health information.
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
The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our services. We attempt to limit by contract our liability for damages; have our members assume responsibility for medical oversight and dosing decisions; and require that our clients assume responsibility for medical care and approve key system rules, protocols, and data. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, be binding upon patients, or otherwise protect us from liability for damages. Furthermore, while we maintain general liability and errors and omissions insurance coverage, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.
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
False or Fraudulent Claim Laws.    There are numerous federal and state laws that prohibit submission of false information, or the failure to disclose information, in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also prohibit abuse in connection with such submission and payment. Any failure of our services to comply with these laws and regulations could result in substantial liability (including, but not limited to, criminal liability), adversely affect demand for our services, and force us to expend significant capital, research and development, and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation, or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Any determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers, and have an adverse effect on our business.
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
In addition, we may contract with third parties that offer software and services relating to the selection or verification of codes used to identify and classify the services for which reimbursement is sought. Submission of codes that do not accurately reflect the services provided or the location or method of their provision may constitute a violation of false or fraudulent claims laws. Our ability to comply with these laws depends on the coding decisions made by our clients and the accuracy of our vendors’ software and services in suggesting possible codes to those clients and verifying that proper codes have been selected.
HIPAA and other Health Privacy Regulations.    There are numerous federal and state laws related to patient privacy. In particular, HIPAA includes privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of individually identifiable health information in electronic form. HIPAA also specifies formats that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Because we translate electronic transactions to and from HIPAA-prescribed electronic formats and other forms, we are considered a clearinghouse and, as such, a covered entity subject to HIPAA. In addition, our clients are also covered entities and are mandated by HIPAA to enter into written agreements with us—known as business associate agreements—that require us to safeguard individually identifiable health information. Business associate agreements typically include:

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
Among our services, we provide automated reminder services to patients, Internet- and telephone-based access to medical test results, pager and email notification to practices of patient calls, and patient call answering services. We believe that reasonable efforts to prevent disclosure of individually identifiable health information have been and are being taken in connection with these services, including the use of multiple-password security. However, any failure of our clients to provide accurate contact information for their patients or physicians or any breach of our telecommunications systems could result in a disclosure of individually identifiable health information.
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
In addition to false claims and HIPAA requirements, we are subject to a variety of other regulatory schemes, including:

•
Anti-Kickback and Anti-Bribery Laws.    There are federal and state laws that govern patient referrals, physician financial relationships, and inducements to health care providers and patients. For example, the federal health care programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal health care programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal health care program. Moreover, both federal and state laws prohibit bribery and similar behavior. Any determination by a state or federal regulatory agency that any of our activities or those of our clients, vendors, or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our service fees, disqualify us from providing services to clients doing business with government programs, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•
Legislation relating to payments to physicians.    Legislation enacted or pending in several states and enacted at the federal level as part of the ACA and the Healthcare and Education Reconciliation Act of 2010 mandates public disclosure of, or otherwise regulates or limits the providing of, certain gifts and payments by pharmaceutical companies to physicians. These laws may be interpreted to cover honorarium payments made to physicians for participation in market research activities sponsored by pharmaceutical companies. Because we currently provide market research services involving participants from our member network, the increased adoption and enforcement of these laws and the application of any public disclosure requirements or other limitations may have a negative impact on the ability of pharmaceutical companies to sponsor these activities or the willingness of physicians to participate in the market research. To date, we have not experienced a significant reduction in our market research services business as a result of these laws in the few jurisdictions in which they have been enacted and become effective. However, we cannot predict how pharmaceutical companies or physicians will respond when such legislation becomes more widespread or becomes effective at the federal level. A significant decline in the sponsorship of our market research services by pharmaceutical companies or the agencies that represent such companies, or a significant decline in physicians’ willingness to participate in such studies could negatively impact our operating results.

•
Anti-Referral Laws.    There are federal and state laws that prohibit payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with health care providers. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal anti-referral laws —the Stark Law—is very complex in its application. Any determination by a state or federal regulatory agency that any of our practice clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

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

•
Electronic Health Records Laws.    A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect how such technology is provided. As a company that provides EHR functionality, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service was certified as a 2014 Edition compliant Complete EHR by an ONC-ATCB in accordance with the applicable certification criteria adopted by the Secretary of the U.S. Department of Health and Human Services (HHS). However, such certification does not represent an endorsement of our athenaClinicals service by HHS or guarantee the receipt of incentive payments. While we believe that our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future requirements.

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

•
Regulation of drug and medical device advertising and promotion.    We provide services involving promotion of prescription and over-the-counter drugs and medical devices. Any increase in regulation of these areas by the FDA; the Federal Trade Commission, or FTC; or other governmental bodies at the federal, state, or local level, could make it more difficult for us to contract for certain of our interactive services. Physician groups and others have criticized the FDA’s current policies and have called for restrictions on advertising of prescription drugs and for increased FDA enforcement. In response, the FDA has conducted hearings and sought public comment regarding its regulation of information concerning drugs on the Internet and the relationships between pharmaceutical companies and those disseminating information on drugs. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such marketing and advertising. Our interactive services revenues could be materially reduced by additional restrictions on the marketing or advertising of prescription drugs and medical devices, whether imposed by law or regulation or by policies adopted by industry members. If the FDA, the FTC, or another governmental body finds that any information available on our website or distributed by us violates FDA, FTC, or other laws or regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes or other new or existing laws.

•
Medical Device Laws.    The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In addition, in February 2011 the FDA issued a final rule regarding regulation of Medical Device Data Systems (MDDS), which are systems that are intended to transfer, store, convert, or display medical device data. While EHRs are expressly exempted from the final rule, it is possible that future changes in our services could involve the transfer, storage, conversion, or display of medical device data. In April 2014, a draft report developed by the FDA, ONCHIT, and the Federal Communications Commission, was released proposing a regulatory framework for health information technology for the purpose of promoting innovation, protecting patient safety, and avoiding regulatory duplication. To the extent that our software is considered a medical device under the policy or an MDDS under the final rule, or is the subject of additional regulation promulgated as a result of the report, we, as a provider of application functionality, could be required, depending on the functionality, to:

◦	register and list our products with the FDA;

◦	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our functionality; or

◦	obtain FDA approval by demonstrating safety and effectiveness before marketing our functionality.

The FDA can impose extensive requirements governing pre- and post-market conditions, such as service investigation and others relating to approval, labeling, and manufacturing. In addition, the FDA can impose extensive requirements governing software development controls and quality assurance processes.
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
While we have privacy policies posted with our services that we believe comply with applicable laws requiring notice to our users and clients about our information collection, use, and disclosure practices, we cannot assure you that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing local and international privacy and consumer protection laws in various jurisdictions apply to the Internet and other online technologies is still uncertain and may take years to resolve. Privacy laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or services, or increase the costs of doing so, and may affect our ability to invest in or jointly develop products. In addition, a determination by a court or government agency that any of our practices, or those of our agents, do not meet these standards could result in liability, result in adverse publicity, and adversely affect our business.
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
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of December 31, 2014, we had approximately 38.1 million shares of common stock outstanding, with a large percentage held by institutional stockholders. Moreover, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our 1997 Stock Plan, 2000 Stock Plan, 2007 Stock Option and Incentive Plan, and 2007 Employee Stock Purchase Plan, and we have assumed the 1999 Stock Option Plan, 2008 Equity Incentive Plan, and 2010 Equity Incentive Plan of Epocrates, under which all issuable common stock has been registered. As of December 31, 2014, we had outstanding options to purchase approximately 1.9 million shares of common stock (approximately 1.2 million of which were exercisable at December 31, 2014) that, if exercised, would result in those shares becoming available for sale in the public market. As of December 31, 2014, we had outstanding restricted stock units totaling approximately 1.2 million that, if vested, would result in those shares becoming available for sale in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
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
Our corporate headquarters are located at an owned site in Watertown, Massachusetts on the Arsenal on the Charles campus. The Arsenal on the Charles is an expansive 29-acre, multi-building, commercial property which includes approximately 762,000 square feet of office space. In May 2013, we purchased the Arsenal on the Charles campus where we were leasing space for our headquarters and related operating activities prior to the transaction. We currently occupy 331,00 square feet of these facilities and lease the remaining portion to third parties. Additionally, we own a complex of buildings, including approximately 133,000 square feet of office space, on approximately 53 acres of land in Belfast, Maine, as well as a conference and training facility on approximately 396 acres of land in Northport, Maine.
We lease the remainder of our facilities in various locations in the United States, including: Atlanta, Georgia; Austin, Texas; Princeton, New Jersey; and San Francisco, California; and in Chennai, India. Additionally, we operate data centers nationwide.

Item 3.	Legal Proceedings.
On July 18, 2011, we filed a complaint against ADP AdvancedMD, Inc. in the United States District Court for the District of Massachusetts. The complaint alleged that ADP AdvancedMD, Inc. had infringed two of our U.S. Patents: No. 7,617,116, which was issued on November 10, 2009, for “Practice Management and Billing Automation System” and No. 7,720,701, which was issued on May 18, 2010, for “Automated Configuration of Medical Practice Management Systems.” On May 16, 2012, the Court entered the parties’ joint stipulation of dismissal without prejudice of claims and counterclaims related to U.S. Patent No. 7,720,701. A Markman Hearing was held on September 14, 2012, and a ruling was issued on November 26, 2013. On November 30, 2014, we entered into a confidential license and settlement agreement with Automatic Data Processing, Inc., the parent company of ADP AdvancedMD, Inc. On December 16, 2014, the parties filed a joint stipulation of dismissal with prejudice.
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
On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13-cv-945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and its former officers and directors. The complaint asserted claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its initial public offering (“IPO”) and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between February 2, 2011 (the day after the IPO) and August 9, 2011. On October 8, 2013, plaintiffs filed an amended complaint, alleging only claims under the Securities Exchange Act of 1934 and voluntarily dismissing a number of the individual defendants. Plaintiffs allege that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay marketing and negatively impacted the timing of Epocrates’ sales and revenue growth. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, plaintiffs’ costs, attorneys’ fees, and such other and further relief as the court may deem just and proper. On December 9, 2013, we filed a motion to dismiss the amended complaint. On June 4, 2014, the court issued an order dismissing the complaint and granting plaintiffs leave to amend their complaint. On June 30, 2014, plaintiffs filed a second amended complaint, which asserts substantially similar claims as those set forth in the first amended complaint. On July 14, 2014, we filed a motion to dismiss the second amended complaint. On October 2, 2014, the court granted plaintiffs leave to file a third amended complaint by October 23, 2014, and denied the motion to dismiss as moot. Plaintiffs filed their third amended complaint on October 23, 2014, which asserts substantially similar claims on behalf of all stockholders that purchased shares between February 1, 2011, and August 9, 2011. We filed a motion to dismiss the third amended complaint on November 10, 2014, which was fully briefed and heard by the court on December 18, 2014. On February 3, 2015, the court requested further briefing on limited issues related to plaintiffs’ third amended complaint, with all briefing to be completed by February 27, 2015. We deny the allegations in the third amended complaint and will contest the claims vigorously.
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

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$206.70	$128.43
Second Quarter	$168.18	$97.30
Third Quarter	$146.34	$117.62
Fourth Quarter	$153.25	$107.88
Fiscal Year Ended December 31, 2013
First Quarter	$99.79	$74.45
Second Quarter	$98.42	$82.01
Third Quarter	$117.72	$83.57
Fourth Quarter	$144.42	$104.66
Holders
The last reported sale price of our common stock on the NASDAQ Global Select Market on February 5, 2015, was $146.31 per share. As of February 5, 2015, we had 83 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer and Data Processing Index for each of the last five fiscal years ended December 31, 2014, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

	12/09	12/10	12/11	12/12	12/13	12/14
athenahealth, Inc.	$100	$91	$109	$162	$297	$322
NASDAQ Composite-Total Returns Index	$100	$118	$117	$137	$193	$221
NASDAQ Computer and Data Processing Index	$100	$114	$110	$125	$181	$193
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2014, there were no purchases made by us, on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Revenue:
Business services	$711,234	$563,237	$408,496	$312,768	$237,145
Implementation and other	41,365	31,766	13,775	11,299	8,393
Total revenue	752,599	595,003	422,271	324,067	245,538
Expenses (1):
Direct operating	302,539	238,672	166,886	122,795	96,582
Selling and marketing	189,688	149,488	104,300	79,775	52,675
Research and development	69,461	57,639	33,792	23,343	18,448
General and administrative	125,192	99,776	57,025	48,711	43,119
Depreciation and amortization	64,764	43,575	25,641	16,710	11,117
Total expense	751,644	589,150	387,644	291,334	221,941
Operating income	955	5,853	34,627	32,733	23,597
Other (expense) income:
Interest expense	(4,695)	(3,905)	(407)	(314)	(753)
Other (expense) income	(124)	283	658	461	256
Total other (expense) income	(4,819)	(3,622)	251	147	(497)
(Loss) income before income tax benefit (provision)	(3,864)	2,231	34,878	32,880	23,100
Income tax benefit (provision)	745	363	(16,146)	(13,834)	(10,396)
Net (loss) income	$(3,119)	$2,594	$18,732	$19,046	$12,704
Net (loss) income per share – Basic	$(0.08)	$0.07	$0.52	$0.54	$0.37
Net (loss) income per share – Diluted	$(0.08)	$0.07	$0.50	$0.53	$0.36
Weighted average shares used in computing net (loss) income per share – Basic	37,862	36,856	35,956	35,046	34,181
Weighted average shares used in computing net (loss) income per share – Diluted	37,862	38,257	37,133	36,050	35,204

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$114,737	$65,002	$193,080	$119,865	$116,175
Current assets	259,074	178,657	274,184	183,136	163,650
Total assets	931,998	796,396	428,452	348,786	261,170
Current liabilities	205,609	149,756	66,817	59,573	40,592
Non-current liabilities	251,266	255,332	49,987	52,742	49,825
Total liabilities	456,875	405,088	116,804	112,315	90,417
Total indebtedness including current portion	208,750	223,750	—	—	9,216
Total stockholders’ equity	475,123	391,308	311,648	236,471	170,753

(1)    Included in each expense category above is stock-based compensation as illustrated in the table below:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Amounts include stock-based compensation as follows:
Direct operating costs	$12,009	$7,778	5,619	3,173	2,298
Selling and marketing	14,581	12,057	7,717	5,645	3,509
Research and development	7,221	4,238	3,213	2,311	2,014
General and administrative	21,747	18,575	10,687	7,772	6,656
Total stock-based compensation expense	$55,558	$42,648	$27,236	$18,901	$14,477
Amortization of capitalized stock-based compensation related to software development (2)	2,258	1,027	257	—	—
Total	$57,816	$43,675	$27,493	$18,901	$14,477

(2)
In addition, for the years ended December 31, 2014, 2013, and 2012, $4.7 million, $2.2 million, and $0.8 million of stock-based compensation was capitalized in the “Capitalized software costs, net” line in the Consolidated Balance Sheets, respectively, for which $2.3 million, $1.0 million, and $0.3 million was included in the depreciation and amortization expense line in the Consolidated Statements of Income in those same periods. The amount of stock-based compensation related to capitalized software development costs in prior periods was not significant.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains predictions, estimates, and other forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including those regarding the increased levels of automation and volume of our services; implementation services provided by external service providers; expanded sales and marketing efforts; increased cross-selling efforts among our service offerings; market trends; investments to support continued growth, new service offerings, and infrastructure expansion; activity of stock option exercises and withholding of shares to cover taxes; integration of Epocrates; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity matters; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our management's expectations for future financial and operational performance and expenditure, profitability, and business outlook. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue;” the negative of these terms; or other comparable terminology. Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, those set forth in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
Overview
athenahealth provides cloud-based business services that help health care providers achieve and sustain financial health by collecting more revenue and greatly reducing their administrative work burden. These services are designed to minimize the hassles that health care providers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. Our athenahealth-branded services are delivered and consumed through a single instance of our cloud-based platform, athenaNet, through which we continuously update and improve our services. These integrated service offerings include: athenaCollector for revenue cycle management and medical billing; athenaClinicals for EHR management; athenaCommunicator for patient engagement and communication; and athenaCoordinator for care coordination, population health, and financial and quality management.
Each service is supported by a model comprised of three distinct but interconnected components: cloud-based software, networked knowledge , and back-office work. The software is provided at no extra charge to users but is the primary conduit through which we exchange information between clients, payers, trading partners, and our staff of experts. Knowledge is infused into each service via our rules engine as we work with clients, payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance, making the network “smarter” and more powerful for all clients. The network’s shared knowledge and transparency also allows clients to monitor and benchmark their performance against those of other practices across the network. The third component to each service is the work that we perform on behalf of our clients. Wherever possible, we replace manual processes with automation, but where automation is not possible, we perform the work on our clients’ behalf. These services range from receiving, scanning, and delivering incoming faxes to tracking claims with insurance payers. This unique service model of software, knowledge, and work is the core of our aligned success model.
We also provide clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) the opportunity to sponsor clinical information and decision support services in order to engage with Epocrates’ member network, and offer the sale of subscriptions to Epocrates’ premium drug and clinical reference tools to health care professionals.
For the year ended December 31, 2014, we generated revenue of $752.6 million from the sale of our services compared to $595.0 million for the year ended December 31, 2013, and $422.3 million for the year ended December 31, 2012. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominately derived from core athenahealth-branded business services, which excludes revenue from Epocrates-branded services, third-party tenant revenue, and other non-core revenue. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients, connecting our financial results directly to that of our clients and our ability to drive revenue to medical practices. Therefore, the key drivers of our revenue include growth in the number of physicians and other medical providers working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our research and development, general and administrative, and depreciation and amortization expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.

During 2014, we began to sell go-live and training support services separately from the required implementation services. Fees associated with required implementation services are included in our ongoing monthly rate; therefore, they are being recognized ratably over the customer life. Go-live and training support services can be purchased by the customer from us or third-party vendors, and therefore, are recognized upon delivery of service. Previously deferred revenue balances related to implementation services, including go-live and training support services, will continue to be amortized over those remaining customer lives. The effect of this change was not significant, nor do we expect that it will ever be significant, to our consolidated revenue.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our consolidated financial statements. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions, and update our assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, including our estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock compensation; (5) allocation of direct and indirect expenses; (6) fair value of acquired intangible assets and long-lived tangible assets in a business combination; (7) fair value of the reporting unit for goodwill impairment testing; and (8) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations.
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

Revenue Recognition

All revenue, other than previously deferred implementation revenue, is recognized when the service is performed. We recognize revenue when there is evidence of an arrangement, the service has been provided to the client, the collection of the fees is reasonably assured, and the amount of fees to be paid by the client is fixed or determinable. We derive our revenue from business services associated with our four integrated services and from subscriptions to and sponsored clinical information and decision support services for our point of care medical application. Our four integrated services consist of athenaCollector for revenue cycle and practice management, athenaClinicals for EHR management, athenaCommunicator for patient communication management, and athenaCoordinator for care coordination and financial and quality management.

Our clients typically purchase one-year service contracts related to our integrated services that renew automatically. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to our cloud-based network, athenaNet; minimum fees; flat fees; or per-claim fees, where applicable. We do not recognize revenue for business services fees until these collections are made, as the services fees are not fixed and determinable until such time. Invoices are generated within the first two weeks of the subsequent month and delivered to clients primarily by e-mail. For most of our clients, amounts due are then deducted from a pre-defined bank account one week after invoice receipt via an auto-debit transaction. Unbilled amounts that have been earned are accrued and recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances.

Determining whether and when some of our revenue recognition criteria have been satisfied often involves judgments that can have a significant impact on the timing and amount of revenue we report. For example, our assessment of the likelihood of collection is a critical element in determining the timing of revenue recognition. If we do not believe that collection is reasonably assured, revenue is not recognized.

Multiple element arrangements require judgments as to how to allocate the arrangement consideration to each deliverable when deliverables are not delivered simultaneously. We maintain a standard price list by service; however, certain incentives, such as discounts, may be offered to clients when they purchase multiple services. Such discounting is subject to various levels of management approval and any discount offered is based on the total contract value. Due to the specific nature of these agreements and the variability in the amount of discount offered for individual services across multiple contracts, we have not always been able to conclude that a consistent number of standalone sales of a deliverable have been priced within a reasonably narrow range in order to assert that we have established VSOE.

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

Our calculation of BESP may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if our BESP is too high or too low for an individual or group of deliverables, the amount of revenue recognized within each reporting period would be inaccurate. The amount of deferred revenue related to separable deliverables with BESP is $22.6 million and $22.4 million as of December 31, 2014 and 2013, respectively.

Our estimate of the expected performance period may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if, in the future, we need to increase our estimated expected performance period to a period longer than 12 years, the amount we would recognize in each accounting period would decrease. On the other hand, if, in the future, we need to decrease our estimated expected performance period to a period shorter than 12 years, the amount we would recognize in each accounting period would increase. The amount of deferred revenue related to non-refundable upfront fees is $44.4 million and $41.3 million as of December 31, 2014 and 2013, respectively.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions
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

Sponsored clinical information and decision support service clients typically enter into arrangements that contain various combinations of services that are generally fulfilled within one year. The clients are charged a fee for the entire group of services to be provided and are typically billed a portion of the contracted fee upon signing of the agreement with the balance billed upon one or more future milestones. Because billings typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Each service deliverable within these multiple element arrangements is accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Further, our revenue arrangements do not include a general right of return, as we deliver services and not products. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer.

If both VSOE and TPE do not exist, we use BESP to establish fair value and to allocate total consideration to each element in the arrangement.

The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. We determine BESP for a service by considering multiple factors including an analysis of recent stand-alone sales of that service, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

Multiple element arrangements require judgment as to whether deliverables meet the criteria to be separated into separate units of accounting. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the client. Historically, we believed that our past go to market strategy of charging implementation services related to our integrated services was not separable from the ongoing business services, as the implementation services did not have value to the customer on a standalone basis. As the service did not have stand-alone value, it was recognized ratably over the longer of the life of the agreement or the expected customer life.

During 2014, we began to sell go-live and training support services separate from the required implementation services. Go-live and training support services can be purchased by the customer from us or third-party vendors, and therefore, have stand alone value and are recognized upon delivery of service. Previously deferred revenue balances related to implementation services that were billed up front and did not have stand alone value, will continue to be amortized over those remaining customer lives. Also, in 2014, we began to include the fees associated with the required implementation services in our ongoing monthly rate; therefore, they are being recognized ratably over the customer life.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions
Each service deliverable within these multiple element arrangements is then accounted for as a separate unit; deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion, and we allocate arrangement consideration to each deliverable using our best estimate of selling price (“BESP”) if we do not have vendor specific objective evidence (“VSOE”) of fair value or third-party evidence (“TPE”) of fair value. Any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative fair value of each element.

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

Critical estimates in valuing certain intangible assets and the fair value of the reporting unit during goodwill impairment tests include, but are not limited to, identifying reporting units, historical and projected customer retention rates, anticipated growth in revenue from the acquired customers, expected future cash outflows, the allocation of those cash flows to identifiable intangible assets, estimated useful lives of these intangible assets and a probability-weighted income approach based on scenarios in estimating achievement of operating results.

Significant judgment in testing goodwill for impairment also includes assigning assets and liabilities to the reporting unit and determining the fair value of each reporting unit based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

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

As of December 31, 2014, the carrying amounts of goodwill and purchased intangible assets were $198.0 million and $139.4 million, respectively. As of December 31, 2013, the carrying amounts of goodwill and purchased intangible assets were $198.0 million and $168.4 million, respectively.

Financial Operations Overview
Revenue. We derive our revenue from two sources: from business services, and implementation and other services. Business services includes revenue from our revenue cycle and practice management service (athenaCollector); electronic health record management service (athenaClinicals); patient communication management service (athenaCommunicator); care coordination and financial and quality management service (athenaCoordinator); subscriptions, sponsored clinical information, and decision support services for our point of care clinical application (Epocrates); and consulting, training, and go-live support. No customers accounted for a significant amount of revenues for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.
Business services accounted for approximately 95% of our total revenues for the years ended December 31, 2014 and 2013. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per statement charge for certain billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Our pharmaceutical clients’ budgeting process impacts the timing of revenue related to sales of sponsored clinical information and decision support services, which has historically been highest in the fourth quarter. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.

Implementation and other services revenue consists primarily of the amortization of deferred revenue on implementation services, as well as third-party tenant and other non-core revenue. We expect the amortization of deferred implementation fees to decline, as we have begun to include implementation fees into our ongoing monthly rate in 2014 and charge separately for training and go-live services, which can also be purchased from a third-party vendor. The effect of this change was not significant, nor do we expect that it will ever be significant, to our consolidated revenue. Additionally, we expect third-party tenant and other non-core revenue to decline in the foreseeable future as tenants vacate and we occupy the previously rented space.
Direct Operating Expense. Direct operating expense consists primarily of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of new clients, and claim processing costs. We expense implementation costs as incurred. We include in direct operating expense all service costs incurred to fulfill our customer contracts. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense also includes costs associated with third-party tenant and other non-core revenue. Direct operating expense does not include allocated amounts for rent, occupancy costs, depreciation, and amortization, except for amortization related to certain purchased intangible assets.
Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation expense (including stock-based compensation) for sales and marketing employees and marketing programs (including trade shows, brand messaging, and online initiatives). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and to expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, sales and marketing expense will increase in line with revenue growth. As we begin to leverage lower cost sales channels, we expect selling and marketing expense to decline as a percentage of revenue over time. Sales and marketing expense does not include allocated amounts for rent, occupancy costs, depreciation, and amortization, except for amortization related to certain purchased intangible assets.

Research and Development Expense. Research and development expense consists primarily of compensation expense (including stock-based compensation) for research and development employees and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely increase as a percent of revenue as we develop and enhance new and existing services; however, the amount of expenditures that should be capitalized as software development costs versus expensed as research and development could vary based on the specific projects we undertake. Research and development expense does not include allocated amounts for rent, occupancy costs, depreciation, and amortization.
General and Administrative Expense. General and administrative expense consists primarily of compensation expense (including stock-based compensation) for administrative employees, occupancy and other indirect costs (including building maintenance and utilities), and outside professional fees for accountants, lawyers, and consultants. We expect that general and administrative expense will increase in absolute terms as we invest in infrastructure to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of total revenue over time.
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
Income Tax Benefit (Provision). Income tax benefit (provision) relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to the fact that we are relatively close to break-even in pre-tax net income (loss) and have certain permanent items which include, but are not limited to, transaction costs associated with stock acquisitions, the treatment of Incentive Stock Options (“ISOs”) and the Employee Stock Purchase Plan, the impact of certain tax deduction limits related to certain of our highly compensated officers, lobbying, and meals and entertainment. Transaction costs related to stock acquisitions are primarily non-tax deductible. The changes in the fair value of contingent consideration related to non-tax deductible goodwill and the treatment of disqualifying dispositions related to ISOs are also treated as discrete items, which means that they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. We substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these stock options since we cannot anticipate when disqualifying dispositions related to these stock options will occur.

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

We previously invested a total of $1.1 million in Castlight Health, Inc. (“Castlight”), a leading provider of cloud-based software that enables enterprises to control health care costs. This investment was initially recorded at cost. On March 14, 2014, an initial public offering (“IPO”) of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we classified this investment as “available-for-sale” and marked the shares we hold to market based on quoted market prices. As of December 31, 2014, the aggregate fair value of the investment was $41.0 million and is recorded in the Marketable securities line on the Consolidated Balance Sheet. The unrealized gain on investment of $24.8 million for the year ended December 31, 2014 is included in other comprehensive income (loss), net of a $15.0 million short-term deferred tax liability for that same period.

Results of Operations
Consolidated Results of Operations
The following table sets forth our consolidated results of operations as a percentage of total revenue for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Business services	94.5%	94.7%	96.7%
Implementation and other	5.5	5.3	3.3
Total revenue	100.0	100.0	100.0
Expense:
Direct operating	40.2	40.1	39.5
Selling and marketing	25.2	25.1	24.7
Research and development	9.2	9.7	8.0
General and administrative	16.6	16.8	13.5
Depreciation and amortization	8.6	7.3	6.1
Total expense	99.9	99.0	91.8
Operating income	0.1	1.0	8.2
Other (expense) income:
Interest expense	(0.6)	(0.7)	(0.1)
Other (expense) income	—	0.1	0.2
Total other (expense) income	(0.6)	(0.6)	0.1
(Loss) income before income tax benefit (provision)	(0.5)	0.4	8.3
Income tax benefit (provision)	0.1	—	(3.9)
Net (loss) income	(0.4)%	0.4%	4.4%

Percentages for each line item may not sum to the totals or subtotals for each fiscal year due to rounding.
Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Business services	$711,234	$563,237	$147,997	26%
Implementation and other	41,365	31,766	9,599	30%
Total	$752,599	$595,003	$157,596	26%
Revenue. Total revenue for the year ended December 31, 2014 increased primarily due to an increase in business services revenue.
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

		As of December 31,
		2014	2013	Change
		Amount	Amount	Amount	Percent
athenaCollector	Physicians	45,423	35,858	9,565	27%
	Providers	62,349	50,212	12,137	24%
athenaClinicals	Physicians	18,811	12,388	6,423	52%
	Providers	24,804	16,805	7,999	48%
athenaCommunicator	Physicians	32,163	21,516	10,647	49%
	Providers	41,777	28,360	13,417	47%
Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed is as follows:

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in millions)
Collections processed	$14,958.2	$11,663.5	$3,294.7	28%
Implementation and Other Revenue.  Implementation and other revenue increased primarily due to third-party tenant revenue and travel reimbursement, which increased $4.5 million and $2.1 million for the year ended December 31, 2014, respectively.

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Direct operating	$302,539	$238,672	$63,867	27%
Direct Operating Expense. Direct operating expense increased primarily due to employee-related costs, including stock-based compensation, which increased $28.7 million in the year ended December 31, 2014, as a result of a 17% increase in headcount from December 31, 2013. Additionally, costs associated with external consulting services increased $6.9 million in the year ended December 31, 2014. We increased headcount and the use of consultants due to the increase in number of providers added to the network during the year ended December 31, 2014.
In addition, costs associated with our business partner outsourcing arrangements and clearing house increased $12.8 million, as the number of claims that we processed on behalf of our clients increased during the year ended December 31, 2014. The total claims submitted on behalf of clients are as follows:

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in millions)
Total claims submitted	116.0	90.8	25.2	28%
Direct operating expense for the year ended December 31, 2014 also increased $2.5 million due to costs associated with third-party tenant revenue.

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Selling and marketing	$189,688	$149,488	$40,200	27%
Research and development	69,461	57,639	11,822	21%
General and administrative	125,192	99,776	25,416	25%
Depreciation and amortization	64,764	43,575	21,189	49%
Total	$449,105	$350,478	$98,627	28%
Selling and Marketing Expense. The increase in selling and marketing expense was in part due to compensation costs, including stock-based compensation expense, internal sales commissions, and external channel partner commissions, which increased approximately $17.2 million for the year ended December 31, 2014, largely due to a 23% increase in headcount from December 31, 2013. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. Additionally, amortization related to purchased intangible assets allocated to selling and marketing expense increased $9.1 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to our acquisition of Epocrates during the three months ended March 31, 2013. Also contributing to the increase in selling and marketing expense was a $10.7 million increase in our marketing program costs for the year ended December 31, 2014, compared to the year ended December 31, 2013.
Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased approximately $10.3 million for the year ended December 31, 2014, largely due to a 41% increase in headcount from December 31, 2013. The additional research and development personnel were necessary in order to upgrade and expand our service offerings and develop new technologies.
General and Administrative Expense. General and administrative expense increased in the year ended December 31, 2014 primarily due to higher compensation costs and facilities-related expenses. Compensation costs, including stock-based compensation unrelated to the Epocrates acceleration of vesting associated with our acquisition, increased approximately $19.3 million for the year ended December 31, 2014, largely due to an 22% increase in headcount from December 31, 2013. We increased our general and administrative personnel to support our growth. Facilities-related expenses, which include rent expense, increased $11.8 million for the year ended December 31, 2014. The increase in headcount drove an increased investment in our infrastructure, which resulted in expansion in four of our locations.
The increase in general and administrative expense for the year ended December 31, 2014 was partially offset by the absence of $11.8 million of transaction and integration costs we incurred associated with the Epocrates and Arsenal transactions and stock-based compensation related to the acceleration of vesting for certain Epocrates employees upon termination during the year ended December 31, 2013. Finally, the year ended December 31, 2013 reflected a $2.5 million net gain due to the early termination of our lease and the realization of the remaining balance in deferred rent upon our acquisition of the Arsenal on the Charles.
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the year ended December 31, 2014. This increase was partially due to $15.2 million of amortization related to an increase in our software development costs for the year ended December 31, 2014, and $6.0 million of depreciation from higher fixed asset expenditures for the same period, including the Arsenal on the Charles which was acquired during the three months ended June 30, 2013.
Interest Expense. Interest expense increased for the year ended December 31, 2014 due to a full 12 months of interest expense in 2014 for our newest debt agreement that was signed in May 2013.

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Income tax benefit	$745	$363	$382	105%
Effective tax rate	19%	(16)%
Income Tax Benefit (Provision). The difference in our effective tax rate for the year ended December 31, 2014, compared to the year ended December 31, 2013, is primarily due to a decrease in permanent differences related to non-deductible transaction costs associated with the Epocrates transaction in 2013 and our decrease in earnings before taxes.
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
Selling and Marketing Expense. The increase in selling and marketing expense was primarily due to compensation costs, including stock-based compensation expense, internal sales commissions, and external channel partner commissions, which increased approximately $26.6 million, or 40%, from $65.8 million for the year ended December 31, 2012, to $92.4 million for the year ended December 31, 2013. The cost of compensation is primarily driven by headcount. Our sales and marketing headcount increased 34% since December 31, 2012, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. Headcount at December 31, 2013 also includes 59 employees from our acquisition of Epocrates in March 2013. Also contributing to the increase in selling and marketing expense was a $9.0 million increase in other general marketing-related costs. Finally, amortization related to purchased intangible assets allocated to selling and marketing expense increased $7.3 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to our acquisition of Epocrates during the three months ended March 31, 2013.
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

	Year Ended December 31,		Change
	2013	2012	Amount	Percent
	(in thousands)
Income tax benefit (provision)	$363	$(16,146)	$16,509	(102)%
Effective tax rate	(16)%	46%
Income Tax Benefit (Provision). The change from an income tax provision to an income tax benefit is primarily due to lower pre-tax income and an increase in research and development tax credits, offset by larger permanent items for the year ended December 31, 2013. Research and development tax credits increased $5.0 million in the year ended December 31, 2013 compared to December 31, 2012. This increase is primarily attributable to completion of a multi-year research and development tax study. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Under the accounting guidance on this topic, the effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements for the period that includes the enactment date. The benefit related to the 2012 federal research and development credit of $0.9 million was recorded in the year ended December 31, 2013. The offsetting higher permanent items for the year ended December 31, 2013 were primarily due to non-deductible transaction costs related to the acquisition of Epocrates of $2.2 million.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $114.7 million compared to $65.0 million as of December 31, 2013. As of December 31, 2014, we have outstanding indebtedness of $208.8 million compared to $223.8 million as of December 31, 2013. The decrease in our indebtedness as of December 31, 2014 is due to periodic payments on our credit agreement, which was entered into primarily to fund our purchase of the Arsenal on the Charles.
On October 20, 2011, we entered into a credit agreement which provided for a five-year $100.0 million revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility contained certain covenants, including consolidated leverage and minimum fixed charge coverage ratios. The interest rates applicable to revolving loans under the Revolving Credit Facility were at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. We paid a commitment fee during the term of the Revolving Credit Facility which varied between 0.20% and 0.30% depending on our consolidated leverage ratio. There was no balance outstanding on the Revolving Credit Facility as of December 31, 2012. In connection with the planned acquisition of Epocrates, on January 3, 2013, we borrowed $100.0 million from the Revolving Credit Facility and, on January 9, 2013, we repaid the borrowed amount in full. The Revolving Credit Facility was increased by $55.0 million on January 7, 2013. On March 11, 2013, we borrowed $155.0 million from the Revolving Credit Facility to fund the Epocrates acquisition. The entire amount borrowed under this facility was repaid as of May 10, 2013.
On May 10, 2013, we entered into a five-year $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility replaced the Revolving Credit Facility. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature, and may be used to refinance existing indebtedness, to finance the acquisition of the Arsenal on the Charles, and for working capital and other general corporate purposes. We may increase the Senior Credit Facility up to an additional $100.0 million subject to certain terms, including obtaining lender commitments. As of December 31, 2014, we had $173.8 million outstanding on the unsecured term loan facility and $35.0 million outstanding on the unsecured revolving credit facility. As of December 31, 2014, we had $90.0 million available on the unsecured revolving credit facility. As of December 31, 2014, we were in compliance with our covenants under the Senior Credit Facility.
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
Commitments
We enter into various purchase commitments with vendors in the normal course of business. We believe that our existing sources of liquidity will be adequate to fund these purchases during the 2015 fiscal year. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees.
Comparison of the Years Ended December 31, 2014 and 2013
Operating Cash Flow Activities
The increase in cash flow provided by operating activities is mainly attributable to an increase in net income after non-cash adjustments due to our growth in operations. The non-cash adjustments include an increase in depreciation and amortization expense of $32.0 million resulting from the acquisitions of Epocrates and the Arsenal on the Charles.
The increase in cash provided by changes in operating assets and liabilities is due in part to an $26.3 million increase in accrued compensation due to our headcount growth. Further, the purchase of the Arsenal on the Charles, which we previously leased, and our recent execution of new leases which include free rent and other leasehold incentives, provided an additional increase of $12.1 million. These increases in cash was offset by an increase in accounts receivable due to our growth, which decreased cash provided by operating activities by $34.4 million in the period.
Investing Cash Flow Activities
Net cash used in investing activities decreased $297.6 million to $127.3 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. In the prior year, our spend included cash paid for the acquisitions of Epocrates and the Arsenal on the Charles of $410.2 million , net of cash acquired, which was offset by $56.2 million of proceeds from the sales and maturities of investments.
We have increased our investments in property and equipment in 2014 by $76.1 million. In conjunction with our 2013 purchase of the Arsenal on the Charles, our Board of Directors approved a plan to improve the campus for our employees and to open the space to local residents. We began to recognize costs associated with this plan in 2014 and expect these investments to increase in the foreseeable future to support our continued growth and new service offerings. Additional capital expenditures also relate to expansion in four of our office locations during 2014.
We have increased our investment in software development costs in 2014 by $53.5 million, and we expect investments to continue to increase as we develop and enhance new and existing services.
Financing Cash Flow Activities
Net cash (used in) provided by financing activities decreased $254.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the receipt of $200.0 million in proceeds from our term loan and $35.0 million in net proceeds from our line of credit during the year ended December 31, 2013, which we utilized in our acquisitions of Epocrates and the Arsenal on the Charles in the prior year. For the foreseeable future, we anticipate that income taxes paid for the net settlement of stock unit awards will be greater than the cash received for stock option exercises because of the recent increase in our stock price and the increase in the issuance of restricted stock units compared to stock options.
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
Contractual Obligations
The following table summarizes our long-term contractual obligations and commitments as of December 31, 2014:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Long-term debt (1)	$173,750	15,000	30,000	128,750	—	—
Operating lease obligations (2)	145,364	7,994	25,335	24,027	88,008	—
Purchase obligations	4,970	4,588	382	—	—	—
Other (3)	5,813	—	—	—	—	5,813
Total	$329,897	$27,582	$55,717	$152,777	$88,008	$5,813
(1) We have cash interest requirements due on the Senior Credit Facility payable at variable rates which are not included in the above table.

(2) We are party to agreements for non-cancelable operating leases for office space and data centers which expire between 2014 and 2029.
(3) “Other” consists of uncertain tax benefits. We have not recognized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of December 31, 2014, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the years ended December 31, 2014, 2013, and 2012, approximately 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.
Interest Rate Risk. We had $208.8 million of outstanding borrowings under our Senior Credit Facility at December 31, 2014. The Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of December 31, 2014 would result in a change in interest expense of approximately $0.7 million annually.
During the year ended December 31, 2014, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swap at fair value, which amounted to a liability of $0.2 million and $0.4 million at December 31, 2014 and December 31, 2013, respectively.

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2014 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), in Internal Control-Integrated Framework.

Based upon this evaluation and those criteria, management believes that, as of December 31, 2014, our internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2014.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of athenahealth, Inc.
Watertown, Massachusetts

We have audited the internal control over financial reporting of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 9, 2015 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 9, 2015

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in our 2015 Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the information to be contained in our 2015 Proxy Statement.
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
The information required by this Item is incorporated by reference to the information to be contained in our 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the information to be contained in our 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the information to be contained in our 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the information to be contained in our 2015 Proxy Statement.

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
Kristi A. Matus
Chief Financial and Administrative Officer and Executive Vice President
Date: February 9, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush	Chief Executive Officer, President, and Chairman (Principal Executive Officer)	February 9, 2015
(Jonathan Bush)

/s/ Kristi A. Matus	Chief Financial and Administrative Officer and Executive Vice President (Principal Financial Officer)	February 9, 2015
(Kristi A. Matus)

/s/ Karl A. Stubelis	Vice President and Corporate Controller (Principal Accounting Officer)	February 9, 2015
(Karl A. Stubelis)

/s/ Amy Abernethy	Director	February 9, 2015
(Amy Abernethy)

/s/ Brandon H. Hull	Lead Director	February 9, 2015
(Brandon H. Hull)

/s/ Dev Ittycheria	Director	February 9, 2015
(Dev Ittycheria)

/s/ John A. Kane	Director	February 9, 2015
(John A. Kane)

/s/ Jacqueline B. Kosecoff	Director	February 9, 2015
(Jacqueline B. Kosecoff)

/s/ James L. Mann	Director	February 9, 2015
(James L. Mann)

/s/ David E. Robinson	Director	February 9, 2015
(David E. Robinson)

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed herewith
		Form	File No.	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Echo Merger Sub, Inc., and Epocrates, Inc., dated January 7, 2013	8-K	001-33689	January 7, 2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-143998	September 11, 2007

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-143998	September 11, 2007

4.1	Specimen Certificate evidencing shares of common stock	S-1	333-143998	August 3, 2007

10.1	Form of Indemnification Agreement, to be entered into between the Registrant and each of its directors and officers	S-1	333-143998	September 6, 2007

†10.2	athenahealth, Inc. 1997 Stock Plan and form of agreements	S-1	333-143998	July 13, 2007

†10.3	athenahealth, Inc. 2000 Stock Option and Incentive Plan, as amended, and form of agreements	S-1	333-143998	July 13, 2007

†10.4	athenahealth, Inc. 2007 Stock Option and Incentive Plan, as amended, and form of agreements	10-Q	001-33689	October 18, 2013

†10.5	athenahealth, Inc. 2007 Employee Stock Purchase Plan, as amended	10-Q	001-33689	October 19, 2012

†10.6	Epocrates, Inc. 1999 Stock Option Plan, as amended	S-8	333-187224	March 13, 2013

†10.7	Epocrates, Inc. 2008 Equity Incentive Plan, as amended	S-8	333-187224	March 13, 2013

†10.8	Epocrates, Inc. 2010 Equity Incentive Plan, as amended, and form of agreements	10-Q	001-33689	July 18, 2014

†10.9	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended	S-1	333-143998	July 13, 2007

†10.10	Employment Agreement by and between the Registrant and Robert L. Cosinuke, dated December 3, 2007	10-Q	001-33689	May 6, 2008

†10.11	Employment Agreement by and between the Registrant and Stephen Kahane, dated February 18, 2011	10-Q	001-33689	April 29, 2011

†10.12	Employment Agreement by and between the Registrant and Kristi Ann Matus, dated July 21, 2014	10-Q	001-33689	October 17, 2014

†10.13	Employment Agreement by and between the Registrant and Daniel H. Orenstein, dated July 1, 2010	10-Q	001-33689	October 22, 2010

†10.14	Employment Agreement by and between the Registrant and Ed Park, dated July 1, 2010	10-Q	001-33689	October 22, 2010

†10.15	Employment Agreement by and between the Registrant and Karl Stubelis, dated September 3, 2013	10-Q	001-33689	July 18, 2014

†10.16	athenahealth, Inc. Executive Incentive Plan, adopted March 29, 2013	8-K	001-33689	April 4, 2013

#10.17
Lease between President and Fellows of Harvard College and the Registrant, dated November 8, 2004, for space at the premises located at 300 North Beacon Street, Watertown, MA 02472 and 311 Arsenal Street, Watertown, MA 02472
		S-1	333-143998	July 13, 2007

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed herewith
		Form	File No.	Filing Date
10.18	First Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated May 16, 2011	10-Q	001-33689	July 22, 2011

10.19	Second Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated November 7, 2011	10-K	001-33689	February 16, 2012

10.20	Third Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated August 29, 2012	10-Q	001-33689	October 19, 2012

#10.21	Agreement of Lease by and between Sentinel Properties -- Bedford, LLC and the Registrant, dated May 8, 2007	S-1	333-143998	July 13, 2007

10.22	Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated June 24, 2013	10-Q	001-33689	July 19, 2013

10.23	Amendment No. 1 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated April 23, 2014	10-Q	001-33689	July 18, 2014

10.24	Amendment No. 2 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated August 18, 2014	10-Q	001-33689	October 17, 2014

10.25	Purchase and Sale Agreement by and between the Registrant and the President and Fellows of Harvard College, dated December 5, 2012	10-K	001-33689	February 11, 2013

10.26	First Amendment to Purchase and Sale Agreement by and between athenahealth, Inc. and President and Fellows of Harvard College, dated March 12, 2013	8-K	001-33689	March 18, 2013

10.27
Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders from time to time party thereto, dated October 20, 2011, and exhibits and schedules thereunder.

		10-Q	001-33689	October 21, 2011

10.28
Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the other lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and TD Securities (USA) LLC as Joint Lead Arrangers and Joint Book Managers, dated May 10, 2013, and exhibits and schedules thereunder
		10-Q	001-33689	July 19, 2013

10.29	First Amendment to Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, dated December 18, 2014	8-K	001-33689	December 24, 2014

10.30	Amended and Restated Master Agreement by and between the Registrant and Dell Marketing L.P., dated February 1, 2013	10-Q	001-33689	July 19, 2013

10.31	Seaholm Triple Net Lease, effective as of January 31, 2014	10-Q	001-33689	April 18, 2014

†10.32	Director Compensation Plan of the Registrant, effective as of January 1, 2015				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer				X

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed herewith
		Form	File No.	Filing Date
31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer				X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101
XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to consolidated financial statements.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
athenahealth, Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 9, 2015

athenahealth, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$73,787	$65,002
Marketable securities	40,950	—
Accounts receivable, net	121,710	87,343
Restricted cash	—	3,000
Deferred tax assets, net	—	6,118
Prepaid expenses and other current assets	22,627	17,194
Total current assets	259,074	178,657
Property and equipment, net	271,552	213,018
Capitalized software costs, net	56,574	29,987
Purchased intangible assets, net	139,422	168,364
Goodwill	198,049	198,049
Investments and other assets	7,327	8,321
Total assets	$931,998	$796,396
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$9,410	$3,930
Accrued compensation	71,768	44,444
Accrued expenses	37,033	24,380
Line of credit	35,000	35,000
Long-term debt	15,000	15,000
Deferred revenue	28,949	27,002
Deferred tax liability, net	8,449	—
Total current liabilities	205,609	149,756
Deferred rent, net of current portion	19,412	1,478
Long-term debt, net of current portion	158,750	173,750
Deferred revenue, net of current portion	54,473	53,172
Long-term deferred tax liability, net	10,417	21,421
Other long-term liabilities	8,214	5,511
Total liabilities	456,875	405,088
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 39,402 shares issued and 38,124 shares outstanding at December 31, 2014; 38,600 shares issued and 37,322 shares outstanding at December 31, 2013	395	387
Additional paid-in capital	443,259	380,967
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income (loss)	24,188	(446)
Retained earnings	8,481	11,600
Total stockholders’ equity	475,123	391,308
Total liabilities and stockholders’ equity	$931,998	$796,396
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Business services	$711,234	$563,237	$408,496
Implementation and other	41,365	31,766	13,775
Total revenue	752,599	595,003	422,271
Expense:
Direct operating	302,539	238,672	166,886
Selling and marketing	189,688	149,488	104,300
Research and development	69,461	57,639	33,792
General and administrative	125,192	99,776	57,025
Depreciation and amortization	64,764	43,575	25,641
Total expense	751,644	589,150	387,644
Operating income	955	5,853	34,627
Other (expense) income:
Interest expense	(4,695)	(3,905)	(407)
Other (expense) income	(124)	283	658
Total other (expense) income	(4,819)	(3,622)	251
(Loss) income before income tax benefit (provision)	(3,864)	2,231	34,878
Income tax benefit (provision)	745	363	(16,146)
Net (loss) income	$(3,119)	$2,594	$18,732
Net (loss) income per share – Basic	$(0.08)	$0.07	$0.52
Net (loss) income per share – Diluted	$(0.08)	$0.07	$0.50
Weighted average shares used in computing net (loss) income per share:
Basic	37,862	36,856	35,956
Diluted	37,862	38,257	37,133

The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(3,119)	$2,594	$18,732
Other comprehensive income (loss)
Unrealized gain on securities, net of tax of $15,005, $5, and $3 for the years ended December 31, 2014, 2013, and 2012, respectively	24,845	13	32
Unrealized gain (loss) on change in fair value of interest rate swap, net of tax of ($9), $101, and $0 for the years ended December 31, 2014, 2013, and 2012, respectively	101	(253)	—
Foreign currency translation adjustment	(312)	(125)	(12)
Total other comprehensive income (loss)	24,634	(365)	20
Comprehensive income	$21,515	$2,229	$18,752
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
BALANCE – January 1, 2012	36,678	$367	$247,131	(1,278)	$(1,200)	$(101)	$(9,726)	$236,471
Stock compensation expense			28,082					28,082
Stock options and warrants exercised and restricted stock units vested, net	849	9	11,758					11,767
Common stock issued under employee stock purchase plan	45	—	2,426					2,426
Tax benefit realized from stock-based awards			14,150					14,150
Net income							18,732	18,732
Other comprehensive income						20		20
BALANCE – December 31, 2012	37,572	$376	$303,547	(1,278)	$(1,200)	$(81)	$9,006	$311,648
Stock compensation expense			44,842					44,842
Stock options exercised and restricted stock units vested, net	983	11	15,805					15,816
Common stock issued under employee stock purchase plan	45	—	3,500					3,500
Tax benefit realized from stock-based awards			6,051					6,051
Fair value of vested stock options and restricted stock units assumed			13,028					13,028
Net settlement of acquired company’s board of directors equity shares			(5,806)					(5,806)
Net income							2,594	2,594
Other comprehensive loss						(365)		(365)
BALANCE – December 31, 2013	38,600	$387	$380,967	(1,278)	$(1,200)	$(446)	$11,600	$391,308
Stock compensation expense			60,258					60,258
Stock options exercised and restricted stock units vested, net	758	8	(12,388)					(12,380)
Common stock issued under employee stock purchase plan	44	—	4,550					4,550
Tax benefit realized from stock-based awards			9,872					9,872
Net loss							(3,119)	(3,119)
Other comprehensive income						24,634		24,634
BALANCE – December 31, 2014	39,402	$395	$443,259	(1,278)	$(1,200)	$24,188	$8,481	$475,123

The accompanying notes are an integral part of the consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,119)	$2,594	$18,732
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	93,806	61,853	29,144
Excess tax benefit from stock-based awards	(10,060)	(6,910)	(14,179)
Deferred income tax	(11,670)	(7,044)	(890)
Change in fair value of contingent considerations	—	76	(5,118)
Stock-based compensation expense	55,558	42,648	27,236
Other reconciling adjustments	(224)	(67)	1,092
Changes in operating assets and liabilities:
Accounts receivable, net	(34,367)	(3,399)	(12,611)
Prepaid expenses and other current assets	4,285	3,283	12,096
Other long-term assets	596	(66)	111
Accounts payable	2,546	(233)	13
Accrued expenses and other long-term liabilities	10,083	(21)	3,898
Accrued compensation	26,339	5,775	7,959
Deferred revenue	3,248	(3,090)	2,969
Deferred rent	12,084	(2,091)	(239)
Net cash provided by operating activities	149,105	93,308	70,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(53,477)	(29,123)	(15,657)
Purchases of property and equipment	(76,092)	(38,260)	(23,904)
Proceeds from sales and maturities of investments	—	56,245	160,340
Purchases of investments	—	(2,000)	(118,919)
Payments on acquisitions, net of cash acquired	—	(410,161)	(5,798)
Change in restricted cash	3,000	(1,643)	3,650
Other investing activities	(750)	—	172
Net cash used in investing activities	(127,319)	(424,942)	(116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	21,041	31,133	18,699
Taxes paid related to net share settlement of stock awards	(28,879)	(12,075)	(4,248)
Excess tax benefit from stock-based awards	10,060	6,910	14,179
Proceeds from long-term debt	—	200,000	—
Proceeds from line of credit	—	155,000	—
Payments for line of credit	—	(120,000)	—
Payments for long-term debt	(15,000)	(11,250)	—
Net settlement of acquired company’s board of directors equity shares	—	(5,806)	—
Debt issuance costs	—	(1,699)	—
Payment of contingent consideration accrued at acquisition date	—	(525)	(1,550)
Net cash (used in) provided by financing activities	(12,778)	241,688	27,080
Effects of exchange rate changes on cash and cash equivalents	(223)	(40)	30
Net (decrease) increase in cash and cash equivalents	8,785	(89,986)	97,207
Cash and cash equivalents at beginning of period	65,002	154,988	57,781
Cash and cash equivalents at end of period	$73,787	$65,002	$154,988
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$12,036	$1,667	$4,217
Non-cash leasehold improvements	$5,933	$—	$—
Taxes to be paid related to net share settlement of restricted stock units in accrued expenses	$—	$—	$258
Grant from government program to be used to reduce non-income taxes recorded in investments and other assets and other long-term liabilities	$90	$936	$—
Tax benefit recorded in prepaid expenses and other current assets	$9,872	$5,649	$14,150

Fair value of equity awards assumed	$—	$13,028	$—
Additional disclosures
Cash received for interest	$—	$451	$1,960
Cash paid for interest	$4,499	$3,328	$—
Cash (refunded) paid for taxes	$(1,931)	$1,348	$3,932

The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General – athenahealth, Inc. (the “Company,” “we,” “us,” or “our”) is a business services company that provides ongoing billing, clinical-related, and other related services to its customers. Our services are delivered and consumed through a single instance of our cloud-based platform, athenaNet, through which we continuously update and improve our services. Our customers consist of medical group practices ranging in size throughout the United States of America. In March 2013, we acquired Epocrates, Inc. Epocrates is recognized for developing a leading medical application among U.S. physicians for clinical content, practice tools, and health industry engagement at the point of care. The features available through the Epocrates services are used by health care providers to make more informed prescribing decisions, improve workflow, and enhance patient safety.
Principles of Consolidation – The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; including the estimated expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock-based compensation; (5) allocation of direct and indirect cost of sales; (6) fair value of identifiable purchased tangible and intangible assets in a business combination; (7) fair value of the reporting unit for goodwill impairment testing; and (8) litigation reserves. Actual results could significantly differ from those estimates.
Segment Reporting – Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment and the CODM, our Chief Executive Officer, uses non-GAAP adjusted operating income (defined as GAAP net (loss) income before benefit from (provision for) income taxes, total other income (expense), stock-based compensation expense, amortization of capitalized stock-based compensation related to software development, amortization of purchased intangible assets, integration costs, transaction costs, and gain on early termination of lease) as the measure of our profit on a regular basis. During the year ended December 31, 2013, we acquired and integrated two significant businesses and re-evaluated our operating segments. As of December 31, 2014 and 2013, our CODM determined that the acquired businesses are so closely integrated, that he reviews and assesses the business as one operating segment.
Revenue Recognition – We recognize revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer is fixed or determinable.
We derive revenue from business services associated with our four integrated services and from subscriptions to and sponsored clinical information and decision support services for our point of care medical application. Our four integrated services consist of athenaCollector for revenue cycle and practice management, athenaClinicals for electronic health records (“EHR”) management, athenaCommunicator for patient communication management, and athenaCoordinator for care coordination and financial and quality management.
Our clients typically purchase one-year service contracts for our integrated services that renew automatically. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to our cloud-based network, athenaNet; minimum fees; flat fees; or per-claim fees, where applicable. We do not recognize revenue for business services fees until these collections are made, as the services fees are not fixed and determinable until such time. Unbilled amounts that have been earned are accrued and recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances.
Subscriptions to the Epocrates point of care medical application are entered into by a member via an internal or third-party digital distribution platform or through a redeemable license code which expires within six to 12 months of issuance. Basic subscriptions are free and do not expire. Premium subscription fees are assessed on the length of the subscription period, athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

typically one year, and payment occurs at the time of order, which is in advance of the services being performed, and are recorded as deferred revenue. Premium subscriptions are recognized ratably over the contracted term of delivery, typically one year. If a license code expires before it is redeemed, revenue is recognized upon expiration.
Sponsored clinical information and decision support service clients typically enter into arrangements that contain various combinations of services that are generally fulfilled within one year. The clients are charged a fee for the entire group of services to be provided and are typically billed a portion of the contracted fee upon signing of the agreement with the balance billed upon one or more future milestones. Because billings typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Each service deliverable within these multiple element revenue arrangements is accounted for as a separate unit if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Further, our revenue arrangements do not include a general right of return, as we deliver services and not products. We consider a deliverable to have standalone value if we sell this item separately, if the item is sold by another vendor, or could be resold by the customer. Each service deliverable within these multiple element arrangements is then accounted for as a separate unit; deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion, and we allocate arrangement consideration to each deliverable using our best estimate of selling price (“BESP”) if we do not have vendor specific objective evidence (“VSOE”) of fair value or third-party evidence (“TPE”) of fair value. Any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative fair value of each element.
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
If both VSOE and TPE do not exist, we use BESP to establish fair value and to allocate total consideration to each element in the arrangement. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. We determine BESP for a service by considering multiple factors including an analysis of recent stand-alone sales of that service, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.
Implementation revenue consists primarily of deferred professional services fees related to assisting customers with required implementation services, which include implementation, go-live and training support services. Historically, all of these fees are billed upfront and recorded as deferred revenue until the implementation was complete, and then, as the service does not have stand-alone value, it is recognized ratably over the longer of the life of the agreement or the expected customer life, which is currently estimated to be 12 years. We evaluate the length of the amortization period of the implementation fees based on our experience with customer contract renewals and consideration of the period over which those customers will receive benefits from our current portfolio of services.
During 2014, we began to sell go-live and training support services separate from the required implementation services. Go-live and training support services can be purchased by the customer from us or third-party vendors, and therefore, have stand alone value and are recognized upon delivery of service. Previously deferred revenue balances related to implementation services that were billed up front and did not have stand alone value, will continue to be amortized over those remaining customer lives. Also, in 2014, we began to include the fees associated with the required implementation services in our ongoing monthly rate; therefore, they are being recognized ratably over the customer life.
Certain expenses related to the implementation go-live and training of a customer, such as out-of-pocket travel, are typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. Other revenue consists primarily of tenant revenue which is straight-lined over the term of the lease.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Direct Operating Expense – Direct operating expense consists primarily of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation go-live and training of clients, and claim processing costs. We expense these costs as incurred. We include in direct operating expense all service costs incurred to fulfill our customer contracts. Direct operating expense also includes costs associated with third-party tenant and other non-core revenue. Direct operating expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization, except for amortization related to certain purchased intangible assets.
Research and Development Expense – Research and development expense consists primarily of compensation expense for research and development employees (including stock-based compensation) and consulting fees for third-party developers. All such costs are expensed as incurred, except for certain internal use software development costs, which may be capitalized. Research and development expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization.
Stock-Based Compensation – We account for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards with compensation cost measured using the fair value of the awards issued. We use the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. We generally issue previously unissued shares for the exercise of stock options; however, we may reissue previously acquired treasury shares to satisfy these awards in the future.

Certain employees have received grants for which the ultimate number of shares that will be subject to vesting is dependent upon the achievement of certain financial targets for the year. Such determination is not made until the grant’s vesting determination date, which is the date our fiscal year financial statements are available. The grant is initially recorded at the maximum attainable number of shares that is most likely to be subject to vesting based on available financial forecasts as of the date of grant. This amount is adjusted on a quarterly basis as new financial forecasts become available. Stock‑based compensation expense for these grants is recorded over the requisite service period, generally four years. Such options generally vest ratably over four years from the vesting determination date.
Advertising Expenses – Advertising expenses are expensed as incurred and are included in selling and marketing expense in the Consolidated Statements of Income. Advertising expense totaled $15.5 million, $14.2 million and $12.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Cash and Cash Equivalents – We consider all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents.
Restricted Cash – As of December 31, 2014 and 2013, restricted cash balances totaled $0.0 million and $3.0 million, respectively. The December 31, 2013 balance consists of escrowed funds held as a deposit associated with a possible pending lease. The amount was returned to us when the lease was signed in January 2014.
Investments – Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments, except for certain investments in privately-held companies which are accounted for at cost, are held as available-for-sale investments. Scheduled maturity dates of U.S. government-backed securities, corporate bonds and commercial paper purchased that are within one year are classified as short-term. Scheduled maturity dates of U.S. government-backed securities, corporate bonds and commercial paper that are in excess of one year are classified as long-term. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive (loss) income. There were no material realized gains and losses on sales of these investments for the periods presented. The Company determines realized gains and losses based on the specific identification method.
Financial Instruments – Certain financial instruments are required to be, and are recorded at fair value. The remaining financial instruments' carrying values approximate their fair value, primarily because of their short-term nature.
Derivative financial instruments are used to manage certain of the Company’s interest rate exposures. The Company does not enter into derivatives for trading or speculative purposes. Derivatives are carried at fair value, as determined using standard valuation models, and adjusted when necessary for credit risk. Refer to Note 4 – Fair Value of Financial Instruments and Note 9 – Debt for additional information.
Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, investments, derivatives, and accounts receivable. We attempt to limit our credit risk associated with cash equivalents and investments by investing in highly-rated corporate and financial institutions, and engaging with highly-rated athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

financial institutions as counterparties to its derivative transactions. With respect to customer accounts receivable, we manage our credit risk by performing ongoing credit evaluations of its customers. No single customer accounted for a significant amount of revenues for the years ended December 31, 2014, 2013, and 2012. No single customer accounted for a significant portion of accounts receivable as of December 31, 2014 and 2013.
Accounts Receivable – Accounts receivable represents amounts due from customers for business services. Accounts receivable are stated net of an allowance for uncollectible accounts, which is determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.
Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$1,691	$1,771	$2,348
Provision	(769)	791	153
Write-offs	(365)	(871)	(730)
Ending balance	$557	$1,691	$1,771
Property and Equipment – Property and equipment are stated at cost. Equipment, furniture, and fixtures are depreciated using the straight-line method over their estimated useful lives, generally ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the improvements or the applicable lease terms, excluding renewal periods. Buildings are depreciated using the straight-line method over 30 to 40 years. Building improvements are depreciated using the straight-line method over 10 to 25 years. Aircraft and land improvements are depreciated using the straight-line method over 20 years and 10 years, respectively. Costs associated with maintenance and repairs are expensed as incurred.
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
Capitalized Software Costs – We capitalize costs related to athenaNet services and certain other projects for internal use incurred during the application development stage, including stock-based compensation expense for employees working on these projects. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. The estimated useful life of the software is two to three years. Amortization expense was $33.2 million, $18.0 million, and $9.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Future amortization expense for all software development costs capitalized as of December 31, 2014 is estimated to be $34.6 million, $17.4 million and $2.7 million for the years ending December 31, 2015, 2016, and 2017, respectively. In addition to the future amortization expenses, we have a $1.7 million balance in a capitalization in progress account related to software development costs.
Long-Lived Assets – Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment losses have been recognized in the years ended December 31, 2014, 2013, and 2012.
Goodwill – Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We evaluate the carrying value of our goodwill annually on November 30. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment losses have been recognized in the years ended December 31, 2014, 2013, and 2012.
Purchased Intangible Assets – Purchased intangible assets consist of technology, a physician network, content, a trade name, customer backlog, non-compete agreements and customer relationships acquired in connection with business acquisitions and are amortized over their estimated useful lives based on the pattern of economic benefit expected from each asset. We concluded for certain purchased intangible assets that the pattern of economic benefit approximated the straight-line method, and therefore, the use of the straight-line method was appropriate, as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no degradation of the cash flows over time.
Accrued expenses and accrued compensation – Accrued expenses consist of the following:

	As of December 31,
	2014	2013
Accrued bonus	$38,938	$25,013
Accrued vacation	8,106	5,107
Accrued payroll	19,846	8,611
Accrued commissions	4,878	5,713
Accrued compensation expenses	$71,768	$44,444
Accrued expenses	$31,162	$23,775
Accrued property and equipment additions	5,871	605
Accrued expenses	$37,033	$24,380
Deferred Rent – Deferred rent consists of rent escalation, tenant improvement allowances and other incentives received from landlords related to the operating leases for our facilities. Rent escalation represents the difference between actual operating lease payments due and straight-line rent expense, which we record over the term of the lease. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord or paid on our behalf as part of the negotiated terms of the lease. These cash payments are recorded as deferred rent and are amortized as a reduction of periodic rent expense, over the term of the applicable lease.
Deferred Revenue – Deferred revenue primarily consists of billings or payments received in advance of the revenue recognition criteria being met. Deferred revenue includes amounts associated with multiple element arrangements associated with sponsored clinical information and decision support services which is recognized based upon contractual deliverables, and previously deferred implementation services fees which will continue to be recognized as revenue ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be 12 years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current.
Business Combinations – We apply business combination accounting when we have acquired control over one or more businesses. Business combinations are accounted for at fair value. The associated acquisition costs are generally expensed as incurred and recorded in general and administrative expenses; non-controlling interests are reflected at fair value at the acquisition date; in-process research and development is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses’ operations are included in the Consolidated Statements of Income of the combined entity beginning on the date of acquisition. We have applied this acquisition method to the transactions described in Note 2.
Related Party Transaction – During the year ended December 31, 2013, we made a long-term investment in a vendor. The total expense related to this vendor for the years ended December 31, 2014 and 2013 was $11.3 million and $1.5 million, respectively, and the total amount payable related to this vendor at December 31, 2014 and 2013 was $1.3 million and $0.4 million, respectively.
Income Taxes – Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect at the time of their reversal. A valuation allowance is established to reduce net deferred tax assets if, based on the available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results.
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Our income tax positions must meet a more-likely-than-not recognition threshold at the balance sheet date to be recognized in the related period. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.
From time to time, we receive incentives from various government agencies and programs. We account for the portion of the credits that are expected to be used to reduce non-income taxes as a grant. Credits which are expected to be used to reduce non-income taxes are recognized when the requirements to earn the credits have been met.
Sales and Use Taxes – Our services are subject to sales and use taxes in certain jurisdictions. Our contractual agreements with customers provide that payment of any sales or use tax assessments are the responsibility of the customer. In certain jurisdictions, sales taxes are collected from the customer and remitted to the respective agencies. These taxes are recorded on a net basis and excluded from revenue and expense in our financial statements as presented.
Foreign Currency Translation – The financial position and results of operations of our foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded within other comprehensive (loss) income.
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
2. ACQUISITIONS
Watertown, MA Corporate Headquarters – Arsenal on the Charles
On May 10, 2013, athenahealth, through its wholly-owned subsidiary Athena Arsenal, LLC, completed the acquisition of the Arsenal on the Charles, located in Watertown, Massachusetts. The Arsenal on the Charles is an expansive 29-acre, multi-building, commercial property where we were leasing space for our headquarters and related operating activities prior to the transaction. The purpose of this acquisition was to allow for future expansion of the corporate headquarters to accommodate anticipated headcount growth. The purchase price was $168.5 million, which was based on management’s estimates and assumptions based on the information that was available as of the date of the acquisition. The fair value of the consideration paid was $167.3 million, all of which was paid in cash.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

Prepaid expenses and other current assets	$685
Property, equipment and buildings	144,071
Purchased intangible assets	25,545
Accrued expenses	(271)
Deferred revenue	(789)
Other long-term liabilities	(1,916)
Total identifiable net assets	$167,325
The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions and were based on the information that was available as of the date of the acquisition. Certain items, such as the working capital adjustments to the purchase price, were subject to change as additional information was received about facts and circumstances that existed at the date of acquisition. During the three months ended March 31, 2014, we finalized this valuation.
The following table sets forth the fair value of the components of the identifiable intangible assets acquired by asset class:

Above market leases	$3,298
In-place leases	22,247
Total intangible assets subject to amortization	$25,545

The value of any in-place lease is estimated to be equal to the property owners’ avoidance of costs necessary to re-lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners of vacancy/leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term was estimated. These costs consist of: (i) rent lost during downtime (e.g., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (e.g., free rent), (iv) leasing commissions, and (v) tenant improvement allowances. We determined these values using our own estimates along with third-party appraisals. We amortize the capitalized value of in-place lease intangible assets to expense over the remaining initial term of each lease. We amortize the capitalized value of above market leases to expense over the initial and expected renewal terms of the leases. No amortization period for intangible assets will exceed the remaining depreciable life of the building.
The amounts of third-party tenant revenue (included in the line item “Implementation and other”) and net (loss) from the Arsenal on the Charles included in our Consolidated Statements of Income from the acquisition date of May 10, 2013 through the periods ended December 31, 2013 and December 31, 2014 are as follows:

	Year ended December 31, 2014	May 10, 2013 through December 31, 2013
Third-party tenant revenue	$14,254	$9,738
Net (loss)	$(8,739)	$(4,827)
Direct operating expense from the acquisition date of May 10, 2013, through the period ended December 31, 2013 and the twelve month period ended December 31, 2014, includes $9.1 million and $13.6 million of costs associated with third-party tenant revenue for the Arsenal on the Charles.
We incurred transaction costs in connection with the acquisition of $2.4 million during the year ended December 31, 2013, and $3.1 million in total. These costs are included in general and administrative expenses.
Epocrates, Inc.
On March 12, 2013, we acquired Epocrates, a leading provider of essential clinical content, practice tools, and health industry engagement via mobile devices at the point of care. We acquired Epocrates for the assembled workforce, expected athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

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
We assumed stock options and restricted stock units with a fair value of $22.6 million. Of the total consideration, $13.0 million was allocated to the purchase consideration and $9.6 million was allocated to future services and is being expensed on a straight-line basis over the remaining service periods. In the years ended December 31, 2014 and 2013, stock-based compensation expense recognized for stock options and restricted stock units assumed was $0.3 million and $7.4 million, respectively.
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
The following table sets forth the components of the identifiable intangible assets acquired by asset class and their estimated useful lives as of the date the fair values were finalized:

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

	Fair Value	Useful Life
Physician network	104,000	14 years
Drug information content	10,000	5 years
Trade name	11,500	10 years
Customer backlog	2,900	1.5 years
Developed technology	6,500	3 years
Epocrates non-compete agreement	4,500	1.5 years
Total intangible assets subject to amortization	$139,400
The physician network represents the fair values of the underlying relationships and agreements with Epocrates customers and the fair values of the savings associated with future marketing spend for the athenahealth services to the acquired physician network. Drug information content represents the fair value of the cost to replace the drug information and interactive content used by the physician network. The trade name represents the fair value of the brand and name recognition associated with the marketing of Epocrates’ service offerings. Customer backlog represents the estimated fair value of existing contractual backlog orders as of the acquisition date. Developed technology represents the estimated fair value of Epocrates’ mobile device platform. Epocrates non-compete agreement represents the estimated fair value of the contract between athenahealth and a former member of Epocrates management. All of the purchased intangible assets related to the Epocrates transaction have finite lives. For those purchased intangible assets where an income approach was used, we considered the projected undiscounted cash flows as the best indication of the pattern of economic benefit expected from each asset.
The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Epocrates’ mobile device platform with the athenahealth service offerings. The goodwill balance is not deductible for U.S. income tax purposes.
The amounts of revenue and net income (loss) of Epocrates included in our Consolidated Statements of Income from the acquisition date of March 12, 2013 through the period ended December 31, 2013 and for the period ended December 31, 2014 are as follows:

	Year ended December 31, 2014	March 12, 2013 through December 31, 2013
Revenue	$44,442	$52,380
Net income (loss)	(a)	$(14,447)
(a) As we have fully integrated our operations, it is impracticable for us to disclose the net income (loss) associated with the acquired business for the year ended December 31, 2014
The net loss for the period ended December 31, 2013 includes $7.9 million in stock-based compensation expense primarily related to the acceleration of certain individuals’ stock awards upon termination.
We incurred transaction costs in connection with the acquisition of $2.7 million during the year ended December 31, 2013, and $3.2 million in total. These costs are included in general and administrative expenses.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

As part of the integration of Epocrates, we communicated to certain employees severance and retention bonuses which were expensed during 2013. If the employee did not fulfill the required employment period for the retention bonus, the amount was not paid and the expense was reversed. The following table summarizes these amounts on the Consolidated Statements of Income for the years ended December 31, 2013 and 2014:

Rollforward of integration costs
Beginning balance, January 1, 2013	$—
Addition to provision	3,909
Cash payments	(3,574)
Ending balance, December 31, 2013	$335
Reversal to provision	(42)
Cash payments	(293)
Ending balance, December 31, 2014	$—
Pro Forma Presentation
The following pro forma financial information summarizes the combined results of operations for athenahealth as though the acquisitions of Epocrates and the Arsenal on the Charles occurred on January 1, 2012. The unaudited pro forma financial information is as follows:

	Year Ended December 31,
	2013	2012
Revenue	$614,775	$538,030
Net loss	$(1,808)	$(4,700)
Net loss per share – Basic	$(0.05)	$(0.13)
Net loss per share – Diluted	$(0.05)	$(0.13)
The pro forma financial information for all periods presented has been calculated after adjusting the results of Epocrates and the Arsenal on the Charles to reflect the business combination accounting effects resulting from these acquisitions including the amortization expenses from acquired intangible assets, the depreciation expenses from acquired tangible assets, the stock-based compensation expense for unvested stock options and restricted stock units assumed, and the related tax effects as though the acquisition occurred as of January 1, 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our 2012 fiscal year.
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
The following table reconciles the weighted average shares outstanding for basic and diluted net (loss) income per share for the periods indicated:

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(3,119)	$2,594	$18,732
Weighted average shares used in computing basic net (loss) income per share	37,862	36,856	35,956
Net (loss) income per share – basic	$(0.08)	$0.07	$0.52
Net (loss) income	$(3,119)	$2,594	$18,732
Weighted average shares used in computing basic net (loss) income per share	37,862	36,856	35,956
Effect of dilutive securities	—	1,401	1,177
Weighted average shares used in computing diluted net (loss) income per share	37,862	38,257	37,133
Net (loss) income per share – diluted	$(0.08)	$0.07	$0.50
The computation of diluted net income per share does not include 0.4 million and 0.4 million of stock options and restricted stock units for the years ended December 31, 2013 and December 31, 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2014 and 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. As of December 31, 2014, we had $173.8 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility (see Note 9 – Debt); as of December 31, 2013, we had $188.8 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility. These carrying amounts approximate fair values due to their variable rate nature at current market rates.
During 2014, we launched our MDP Accelerator portfolio, a program designed to cultivate heath care information technology start-ups and expand services offered to our physician network. Our investment totals $0.8 million short-term convertible note receivable, and is included in prepaid expenses and other current assets on our Consolidated Balance Sheets. At December 31, 2014, as there is no indication of performance risk and no conversion is currently contemplated, we estimate that the fair value of this note receivable approximates cost, based on inputs including the original transaction price, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment, subsequent rounds of financing and changes in financial ratios or cash flows (Level 3).
Marketable equity securities and money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any periods presented.
We previously invested a total of $1.1 million in Castlight Health, Inc. (“Castlight”), a leading provider of cloud-based software that enables enterprises to control health care costs. This investment was initially recorded and subsequently carried at cost through December 31, 2013. On March 14, 2014, an initial public offering (“IPO”) of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we classified this investment as “available-for-sale” and marked-to-market the shares we hold based on quoted market prices. As of December 31, 2014, the aggregate fair value of the investment was $41.0 million and is recorded in the Marketable securities line on the Consolidated Balance Sheet. The unrealized gain on investment of $39.9 million for the year ended December 31, 2014 is included in other comprehensive (loss) income, net of a $15.0 million short-term deferred tax liability.
Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We have designated the interest rate swap agreement as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized, net of taxes, in other comprehensive income (loss) (“OCI”) until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. For the years ended December 31, 2014 and 2013, no amount was recognized in earnings for our interest rate swap. There was no ineffectiveness associated with the interest rate swap during the years ended December 31, 2014 and 2013, nor was any amount excluded from ineffectiveness testing. We do not expect that any of the approximately $0.2 million of pre-tax unrealized losses included in athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

accumulated other comprehensive income (loss) at December 31, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. We are exposed to credit loss in the event of non-performance by the swap counterparty.
The estimated fair value of our interest rate swap agreement with a certain financial institution at December 31, 2014 and 2013 was a liability of $0.2 million and $0.4 million, respectively, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include present value of fixed and projected floating rate cash flows over term of the swap contract. Refer to Note 9 – Debt for further information.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity.

	Fair Value Measurements as of December 31, 2014, Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Marketable equity securities	$40,950	$—	$—	$40,950
Debt Securities
MDP Accelerator portfolio	$—	$—	$750	$750
Total assets	$40,950	$—	$750	$41,700
Interest rate swap liability (a)	$—	$(244)	$—	$(244)
Total liabilities	$—	$(244)	$—	$(244)

	Fair Value Measurements as of December 31, 2013, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$26	$—	$—	$26
Total assets	$26	$—	$—	$26
Interest rate swap liability (a)	$—	$(354)	$—	$(354)
Total liabilities	$—	$(354)	$—	$(354)

(a)	Recorded in other long-term liabilities on the Consolidated Balance Sheets.
The following table presents the Company's financial instruments measured at fair value using unobservable inputs (Level 3) as of each of the years ended December 31, 2014 and 2013:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance beginning of period	$—	$448
Payments	—	(524)
Additions	750	—
Change in fair value (included in G&A expenses)	—	76
Balance end of period	$750	$—

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

5. INVESTMENTS
We had the following available-for-sale securities as of December 31, 2014:

	Cost	Gross Unrealized Gain	Fair Value
Marketable equity securities	$1,100	$39,850	$40,950

As of December 31, 2013, we had no available-for-sale securities.

6. PROPERTY AND EQUIPMENT
The Company has no capital leases for the years ended December 31, 2014 and December 31, 2013.
The fair values of the property and equipment acquired as part of the purchase of the Arsenal on the Charles are allocated to buildings, land, and land improvements in the amounts of $121.3 million, $21.0 million, and $1.8 million, respectively.
Property and equipment consist of the following:

	Years Ended December 31,
	2014	2013
Equipment	$93,583	$78,616
Furniture and fixtures	14,760	8,822
Leasehold improvements	18,113	3,104
Aircraft	15,054	3,156
Building	131,746	136,368
Building improvements	49,671	24,441
Land	23,059	23,059
Land improvements	4,339	2,980
Total property and equipment, at cost	350,325	280,546
Accumulated depreciation and amortization	(96,416)	(72,777)
Construction in progress	17,643	5,249
Property and equipment, net	$271,552	$213,018
Depreciation expense on property and equipment was $31.5 million, $25.5 million, and $16.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table summarizes the activity related to the carrying value of our goodwill during the years ended December 31, 2014 and 2013:

Gross balance as of January 1, 2013	$48,090
Goodwill recorded in connection with the acquisition of Epocrates, Inc.	149,959
Gross balance as of December 31, 2013	$198,049
Gross balance as of December 31, 2014	$198,049
Purchased Intangible Assets
Definite-lived intangible assets acquired as of December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Developed technology	$9,721	$(6,294)	$3,427	1.1
Customer relationships	21,434	(9,555)	11,879	5.7
Doctor network	104,000	(9,792)	94,208	12.2
Drug information content	10,000	(3,608)	6,392	3.2
Trade name	11,500	(2,074)	9,426	8.2
Non-compete agreement	1,178	(873)	305	0.8
Above market leases	3,016	(916)	2,100	1.6
Leases in place	19,695	(8,065)	11,630	3.9
Total	$180,544	$(41,177)	$139,367

	December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Developed technology	$11,721	$(4,737)	$6,984	2.0
Customer relationships	21,434	(7,365)	14,069	6.6
Doctor network	104,000	(682)	103,318	13.2
Drug information content	10,000	(1,608)	8,392	4.2
Trade name	11,500	(924)	10,576	9.2
Customer backlog	2,900	(1,554)	1,346	0.7
Non-compete agreement	6,178	(3,280)	2,898	1.0
Above market leases	3,123	(357)	2,766	5.9
Leases in place	21,578	(3,563)	18,015	5.3
Total	$192,434	$(24,070)	$168,364

Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $28.6 million, $17.9 million, and $3.4 million, respectively, and is included in direct operating expenses. Estimated amortization expense, based upon our intangible assets at December 31, 2014, is as follows:

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Year ending December 31,	Amount
2015	$20,272
2016	16,240
2017	15,743
2018	14,324
2019	13,941
Thereafter	58,847
Total	$139,367

During the year ended December 31, 2014 we purchased indefinite-lived licenses of $0.1 million related to the development of our campus.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

8. OPERATING LEASES AND OTHER COMMITMENTS
We maintain operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of each leased facility. The rental agreements expire at various dates from 2015 to 2029.
We entered into a lease agreement with a landlord in connection with the relocation of our corporate offices in June 2005 to the Arsenal on the Charles. Under the terms of such lease agreement, the landlord provided approximately $11.5 million in allowances to us for the leasehold improvements for the office space, reimbursement of moving costs and all payments under our lease agreement relating to our previous office space. Prior to May 2011, the incentive payments received from the new landlord were being recognized over the lease term and accounted for as a component of deferred rent on our Consolidated Balance Sheets. In May 2011, we paid $2.1 million to settle the remaining amounts of these rental incentive loans. In May 2013, this lease was effectively terminated when we purchased the Arsenal on the Charles from the landlord (see Note 2). During 2013, we recognized a $2.5 million net gain due to the early termination of our lease and the realization of the remaining balance in deferred rent at the time of acquisition. This gain was recorded in general and administrative expense.
During the year ended December 31, 2014 we expanded in four of our locations which are under operating lease. Rent expense totaled $9.9 million, $5.5 million, and $4.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows:

Year ending December 31,	Future Rent Payments
2015	$7,994
2016	12,878
2017	12,457
2018	12,238
2019	11,789
Thereafter	88,008
Total minimum lease payments	$145,364

9. DEBT
2011 Line of Credit – On October 20, 2011, we entered into a five-year, $100.0 million revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility contained certain covenants, including consolidated leverage and minimum fixed charge coverage ratios. The interest rates applicable to revolving loans under the Revolving Credit Facility were at either (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the bank’s prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio.
In connection with the planned acquisition of Epocrates, on January 3, 2013, we borrowed $100.0 million from the Revolving Credit Facility and, on January 9, 2013, repaid the borrowed amount in full.
2013 Commitment Letter – On January 7, 2013, we entered into a commitment letter, pursuant to which Bank of America, N.A. committed to increase its commitment to provide revolving loans under the Revolving Credit Facility by an amount up to $55.0 million as a source of funding for the Epocrates transaction (see Note 2 – Acquisitions). We were required to pay financing fees of $0.3 million for this commitment. On March 11, 2013, we borrowed $155.0 million under the Revolving Credit Facility as a source of funding for the Epocrates transaction. All amounts outstanding under the Revolving Credit Facility were repaid by May 10, 2013.
2013 Credit Agreement – On May 10, 2013, we entered into a $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility replaced the Revolving Credit Facility. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature and certain covenants, including consolidated leverage ratio and capital expenditures limitations. The Senior Credit Facility may be used to refinance existing indebtedness, to finance the acquisition of the Arsenal on the Charles, and for working capital and other general corporate purposes. We may increase the Senior Credit Facility up to an additional $100.0 million, subject to certain terms, including obtaining lender commitments. The Senior Credit Facility athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

expires on May 10, 2018, although we may prepay the Senior Credit Facility in whole or in part at any time without premium or penalty, and the unutilized portion of the commitments may be irrevocably reduced or terminated by athenahealth in whole or in part without penalty or premium.
On May 10, 2013, we borrowed $200.0 million under the unsecured term loan facility and $50.0 million under the unsecured revolving credit facility of the Senior Credit Facility to refinance existing indebtedness described above, to finance the Arsenal on the Charles acquisition as described in Note 2 – Acquisitions, and for working capital and other general corporate purposes. The unsecured term loan facility was payable quarterly starting in June 30, 2013, in the amount of $3.8 million each quarter. As of December 31, 2014, $173.8 million was outstanding on the unsecured term loan facility and $35.0 million was outstanding on the unsecured revolving credit facility. As of December 31, 2014, there was $90.0 million available on the unsecured revolving credit facility.
Any loan under the Senior Credit Facility bears interest at the same rates as in the Revolving Credit Facility. The interest rate for the Senior Credit Facility as of December 31, 2014 was 1.16%.
The Company was required to pay financing fees of $1.4 million for the Senior Credit Facility, which are being amortized as interest expense in the Consolidated Statements of Income over the five-year term of the agreement.
Future principal payments of the unsecured term loan facility at December 31, 2014 are as follows:

Amount
2015	$15,000
2016	15,000
2017	15,000
2018	128,750
Total	$173,750
Less current portion	15,000
Long-term portion	$158,750
During the quarter ended September 30, 2013, we entered into an interest rate swap agreement designed to fix the variable interest rate payable on $120.0 million of our outstanding borrowings under the Senior Credit Facility at 0.8396% exclusive of the credit spread under the Senior Credit Facility.
The fair value of the interest rate swap recognized in other long-term liabilities and in OCI was as follows:

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2014	December 31, 2013
August 31, 2013	120,000	0.8396%	August 31, 2016	$(244)	$(354)
Refer to Note 4 – Fair Value of Financial Instruments for further information.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

10. STOCKHOLDERS’ EQUITY
Preferred Stock – Our Board of Directors has the authority, without further action by stockholders, to issue up to 5,000 shares of preferred stock in one or more series. Our Board of Directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2014 and 2013, no shares of preferred stock were outstanding.
Common Stock – Common stockholders are entitled to one vote per share and dividends, when declared by the Board of Directors, subject to any preferential rights of preferred stockholders.
11. STOCK-BASED COMPENSATION
Total stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation charged to:
Direct operating	$12,009	$7,778	$5,619
Selling and marketing	14,581	12,057	7,717
Research and development	7,221	4,238	3,213
General and administrative	21,747	18,575	10,687
Total	$55,558	$42,648	$27,236
Amortization of capitalized stock-based compensation related to software development	2,258	1,027	257
Total	$57,816	$43,675	$27,493
In addition, for the years ended December 31, 2014 and 2013, $4.7 million and $2.2 million of stock-based compensation was capitalized in the line item "Capitalized software costs, net" in the Consolidated Balance Sheets for which $2.3 million and $1.0 million was included in the line item "Depreciation and amortization" in the Consolidated Statements of Income.
In 2007, the Board of Directors and our stockholders approved our 2007 Stock Option and Incentive Plan. The 2007 Stock Option and Incentive Plan was amended and restated in 2011 to: (i) remove an evergreen provision; (ii) increase the number of shares reserved for issuance by 1.3 million shares; (iii) set a multiplier for full value awards of 1.3 shares of stock for each share of stock subject to that award; (iv) set minimum restriction periods for stock awards; (v) set maximum awards payable for performance-based awards; (vi) add performance criteria; and (vii) make other administrative changes; and in 2012 to: (i) increase the number of shares reserved for issuance by 1.85 million shares; (ii) set a multiplier for full value awards of 1.66 shares of stock for each share of stock subject to that award; (iii) set a new minimum period for a performance cycle for cash-based awards; (iv) add performance criteria; (v) revise the share counting provision so that shares underlying awards other than stock options and stock appreciation rights may be withheld to satisfy tax withholding obligations; and (vi) extend its term through April 23, 2022 (as amended and restated, the “2007 Plan”); and in 2013 to: (i) increase the number of shares reserved for issuance by 1.66 million shares. As part of the Epocrates acquisition, we assumed 0.4 million shares available for issuance under the Epocrates stock plan. As of December 31, 2014 and 2013, there were approximately 4,023 and 4,609 shares, respectively, available for grant under our stock award plans.
Stock Options
Options granted under the 2007 Plan may be incentive stock options or non-qualified stock options under the applicable provisions of the Internal Revenue Code. Incentive stock options are granted with exercise prices at or above the fair value of our common stock at the grant date as determined by the Board of Directors. Incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock are granted with exercise prices at 110% of the fair value of our common stock at the date of the grant. Non-qualified stock options may be granted with exercise prices up to the fair value of our common stock on the date of the grant, as determined by the Board of Directors. All options granted vest over a range of one to four years and have contractual terms of between five and ten years. Options granted typically vest 25% per year over a athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

total of four years at each anniversary, with the exception of options granted to members of the Board of Directors, which vest on a quarterly basis.
The following table presents the stock option activity for the year ended December 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2014	2,167	$48.69
Granted	188	183.36
Exercised	(470)	35.08
Forfeited	(35)	87.24
Outstanding – as of December 31, 2014	1,850	65.14	6.0	$156,804
Exercisable – as of December 31, 2014	1,235	$43.50	5.0	$126,318
Vested and expected to vest as of December 31, 2014	1,754	$61.87	5.9	$153,142
Weighted-average fair value of options granted for the year ended December 31, 2014		$77.55
We assumed stock options related to the acquisition of Epocrates based on a conversion ratio of 0.1239. We recorded compensation expense in relation to stock options of $11.7 million, $14.0 million, and $9.8 million, for the years ended December 31, 2014, 2013, and 2012, respectively.
The following table illustrates the range of assumptions used to compute stock-based compensation expense for awards granted:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	.66% - 1.67%	.35% - .75%	1.00%
Expected dividend yield	—%	—%	—%
Expected option term (years)	3.0 - 5.0	3.0 - 5.0	3.0 - 5.0
Expected stock volatility	46% - 47%	41% - 45%	43% - 52%
The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected terms of the awards being valued. The expected dividend yield was based on our expectation of not paying dividends in the foreseeable future. We use company-specific historical and implied volatility information to generate the volatility assumptions.
As of December 31, 2014 and 2013, there was $16.5 million and $17.4 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under our stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.5 years. The weighted average fair value of stock options granted during the years ended December 31, 2014, 2013, and 2012 was $77.55, $38.09, and $31.71, respectively. The intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $53.5 million, $53.2 million, and $36.1 million, respectively. The intrinsic value is calculated as the difference between the market value of the stock on the date of purchase and the exercise price of the options.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Restricted Stock Units
The 2007 Plan also allows for granting of restricted stock unit awards under the terms of the plan. The majority of the restricted units vest in four equal, annual installments on the anniversaries of the vesting start date or in four equal, quarterly installments on anniversaries of the vesting date. We estimated the fair value of the restricted stock units using the market price of our common stock on the date of the grant. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period. The following table presents the restricted stock unit activity for the year ended December 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding – January 1, 2014	1,193	$75.20
Granted	556	181.81
Vested	(452)	67.39
Forfeited	(87)	109.94
Outstanding – as of December 31, 2014	1,210	$124.65
We assumed restricted stock units related to the acquisition of Epocrates based on a conversion ratio of 0.1239. As of December 31, 2014, $111.0 million of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 2.7 years. Stock-based compensation expense of $42.2 million, $27.4 million, and $17.3 million was recorded for restricted stock units during the years ended December 31, 2014, 2013, and 2012, respectively. The weighted average fair value of restricted stock units granted during the years ended December 31, 2014, 2013, and 2012 was $181.81, $98.34, and $71.15, respectively. The intrinsic value of vested restricted stock units during the years ended December 31, 2014, 2013, and 2012 was $78.5 million, $35.2 million, and $15.1 million, respectively.
Employee Stock Purchase Plan
Our 2007 Employee Stock Purchase Plan (“2007 ESPP”) allows employees of athenahealth and its subsidiaries as designated by our Board of Directors to purchase shares of our common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. The expense for the years ended December 31, 2014, 2013, and 2012 was $1.7 million, $1.2 million, and $1.0 million, respectively.
12. INCOME TAXES
The components of our income tax benefit (provision) for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Current Benefit (Provision):
Federal	$(9,656)	$(4,225)	$(13,089)
State	(884)	(1,495)	(3,575)
Foreign	(385)	(961)	(372)
	(10,925)	(6,681)	(17,036)
Deferred Benefit (Provision):
Federal	10,695	5,291	(26)
State	906	1,753	802
Foreign	69	—	114
	11,670	7,044	890
Total income tax benefit (provision)	$745	$363	$(16,146)

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The components of the Company’s deferred income taxes as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Federal net operating loss carryforward	$—	$187
State net operating loss carryforward	1,694	1,476
Research and development tax credits	3,328	3,244
Allowances for accounts receivable	1,168	2,773
Deferred rent obligation	7,555	328
Stock compensation	25,264	18,270
Other accrued liabilities	2,223	2,171
Deferred revenue	17,797	17,754
Other	1,473	3,101
Total gross deferred tax assets	60,502	49,304
Valuation allowance	(3,420)	(2,627)
Total deferred tax assets	57,082	46,677
Deferred tax liabilities:
Intangible assets	(40,463)	(49,555)
Capitalized software development	(15,769)	(8,641)
Property and equipment	(4,621)	(3,784)
Investments	(14,913)	—
Total deferred tax liabilities	(75,766)	(61,980)
Net deferred tax (liabilities) assets	$(18,684)	$(15,303)
We classify our deferred tax assets and liabilities as current or non-current based on the classification of the related asset or liability for financial reporting giving rise to the temporary difference. A deferred tax asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to net operating loss (“NOL”) carryforwards, is classified according to the expected reversal date. We recorded a valuation allowance against certain deferred tax assets related to state NOL carryforwards, foreign tax credits and research and development tax credits. We evaluated the ability to utilize the losses and credits and determined they could not meet the more likely than not standard.
During the year ended December 31, 2014, we utilized tax attributes to reduce the current tax provision by $9.9 million respectively. During the year ended December 31, 2013, we utilized tax attributes to reduce the current tax provision by $7.0 million. During the year ended December 31, 2012, we utilized tax attributes to reduce the current tax provision by $2.8 million.
As of December 31, 2014, we had federal and state NOL carryforwards of approximately $73.6 million (which include $73.6 million of NOL carryforwards from stock-based compensation) and $67.7 million (which include $32.7 million of NOL carryforwards from stock-based compensation), respectively, to offset future federal and state taxable income. The state NOL carryforwards begin to expire in 2018, and the federal NOL carryforwards expire at various times from 2020 through 2034. As of December 31, 2013, we had federal and state NOL carryforwards of approximately $28.0 million (which include $27.5 million of NOL carryforwards from stock-based compensation) and $26.0 million (which include $1.6 million of NOL carryforwards from stock-based compensation), respectively, to offset future federal and state taxable income.
We have generated NOL carryforwards from stock-based compensation deductions in excess of expenses recognized for financial reporting purposes (“excess tax benefits”). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than as a reduction of the income tax provision. During the years ended December 31, 2014, 2013, and 2012, we realized excess tax benefits from federal and state tax deductions of $9.9 million, $6.9 million and $14.1 million, respectively, which were credited to additional paid-in capital. As of December 31, 2014, the amount of unrecognized federal and state excess tax benefits is $35.4 million and $3.7 million, respectively, which will be credited to additional paid-in capital when realized.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Our research and development tax credits carryforward is available to offset future federal and state taxes, and the credits expire at various times through 2034. We have federal and state R&D credits of $9.6 million (which include $9.6 million from the utilization of credits under the without method of accounting related to stock-based compensation) and $3.9 million (which include $1.8 million from the utilization of credits under the without method of accounting related to stock-based compensation), respectively. These benefits, when utilized to reduce taxes payable, will be credited to additional paid-in capital.
A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Income tax computed at federal statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	6%	(6)%	5%
Research and development credits	86%	(98)%	—%
Permanent differences	(87)%	20%	6%
Valuation allowance	(21)%	33%	—%
Total	19%	(16)%	46%
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	2014	2013	2012
Beginning uncertain tax benefits	$4,851	$1,761	$1,685
Prior year – decreases	(79)	(537)	(140)
Prior year – increases	887	501	177
Acquired balances	—	2,339	—
Current year - decreases	(212)	—	—
Current year – increases	366	787	39
Ending uncertain tax benefits	$5,813	$4,851	$1,761
Included in the balance of unrecognized tax benefits at December 31, 2014 are $5.1 million of tax benefits that, if recognized, would affect the effective tax rate. We anticipate that no material amounts of unrecognized tax benefits will either expire or be settled within 12 months of the reporting date.
Interest and penalties included in the tax benefit (provision) amounted to $0.8 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively. Accrued interest and penalties amounted to $1.2 million and $0.7 million as of December 31, 2014 and 2013, respectively. The accrued interest and penalties balances were adjusted for foreign currency gains during the year ended December 31, 2014 and 2013 of $0.3 million and $0.1 million, respectively.
We are subject to taxation in the United States, various states and India. As of December 31, 2014, tax years 1997 through 2013 – except for 2006 through 2008 for federal purposes – remain open to examination by major taxing jurisdictions to which we are subject, which years primarily resulted in carryforward attributes that may still be adjusted upon examination by the Internal Revenue Service or other tax authorities if they have been used or will be used in a future period.
13. EMPLOYEE BENEFIT PLAN
We sponsor a 401(k) retirement savings plan (the “401(k) Plan”), under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and non-forfeitable. We may make a discretionary contribution in any year, subject to authorization by our Board of Directors. During the years ended December 31, 2014, 2013, and 2012, our contributions to the 401(k) Plan were $4.5 million, $3.2 million, and $2.4 million, respectively.
14. COMMITMENTS AND CONTINGENCIES
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected quarterly financial information follows for the year ended December 31, 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue:
Business services	$154,502	$175,949	$179,711	$201,072	$711,234
Implementation and other	8,533	9,973	10,717	12,142	41,365
Total revenue	163,035	185,922	190,428	213,214	752,599
Expense:
Direct operating	72,148	74,774	79,343	76,274	302,539
Selling and marketing	43,227	50,722	45,206	50,533	189,688
Research and development	15,155	16,417	18,087	19,802	69,461
General and administrative	29,357	30,443	31,800	33,592	125,192
Depreciation and amortization	14,249	15,186	17,258	18,071	64,764
Total expense	174,136	187,542	191,694	198,272	751,644
Operating (loss) income	(11,101)	(1,620)	(1,266)	14,942	955
Other (expense) income:
Interest expense	(1,265)	(1,275)	(1,244)	(911)	(4,695)
Other income	(171)	(6)	26	27	(124)
Total other (expense) income	(1,436)	(1,281)	(1,218)	(884)	(4,819)
(Loss) income before income tax benefit (provision)	(12,537)	(2,901)	(2,484)	14,058	(3,864)
Income tax benefit (provision)	4,482	739	853	(5,329)	745
Net (loss) income	$(8,055)	$(2,162)	$(1,631)	$8,729	$(3,119)
Net (loss) income per share – Basic	$(0.21)	$(0.06)	$(0.04)	$0.23	$(0.08)
Net (loss) income per share – Diluted	$(0.21)	$(0.06)	$(0.04)	$0.22	$(0.08)
Weighted average shares used in computing net (loss) income per share:
Basic	37,484	37,860	37,999	38,097	37,862
Diluted	37,484	37,860	37,999	39,040	37,862

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Selected quarterly financial information follows for the year ended December 31, 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue:
Business services	$121,463	$137,919	$141,326	$162,529	$563,237
Implementation and other	4,133	8,382	10,201	9,050	31,766
Total revenue	125,596	146,301	151,527	171,579	595,003
Expense:
Direct operating	53,185	59,390	63,245	62,852	238,672
Selling and marketing	32,922	41,035	37,584	37,947	149,488
Research and development	11,944	14,269	15,104	16,322	57,639
General and administrative	31,077	24,670	21,690	22,339	99,776
Depreciation and amortization	8,341	11,107	11,263	12,864	43,575
Total expense	137,469	150,471	148,886	152,324	589,150
Operating (loss) income	(11,873)	(4,170)	2,641	19,255	5,853
Other (expense) income:
Interest expense	(164)	(1,001)	(1,421)	(1,319)	(3,905)
Other (expense) income	54	63	30	136	283
Total other expense	(110)	(938)	(1,391)	(1,183)	(3,622)
(Loss) income before income tax benefit (provision)	(11,983)	(5,108)	1,250	18,072	2,231
Income tax benefit (provision)	12,683	(7,313)	(80)	(4,927)	363
Net income (loss)	$700	$(12,421)	$1,170	$13,145	$2,594
Net income (loss) per share – Basic	$0.02	$(0.34)	$0.03	$0.35	$0.07
Net income (loss) per share – Diluted	$0.02	$(0.34)	$0.03	$0.34	$0.07
Weighted average shares used in computing net income (loss) per share:
Basic	36,409	36,760	36,970	37,262	36,856
Diluted	37,744	36,760	38,343	38,645	38,257

Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year due to the different number of shares outstanding during each period.

16. SUBSEQUENT EVENT
On January 13, 2015, we acquired Razor Insights, LLC, who provides cloud-based billing and electronic health record software services to rural and community hospitals, for $40 million in cash. We acquired RazorInsights for the assembled workforce, technology, customer base and to accelerate our entrance into serving the inpatient segment.
On January 23, 2015, we signed an agreement to purchase a suite of internally-developed clinical applications and an electronic health record system from Beth Israel Deaconess Medical Center, Inc. referred to as webOMR for $22 million in cash. The agreement also provides for up to an additional $18 million in contingent payments upon certain milestones in the future.