Form 10-Q
period 2015-03-31
ATHENAHEALTH INC
filed 2015-04-30
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At April 28, 2015, the registrant had 38,553,342 shares of common stock, par value $0.01 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$32,593	$73,787
Marketable securities	27,160	40,950
Accounts receivable, net	118,656	121,710
Deferred tax asset, net	13,614	—
Prepaid expenses and other current assets	26,931	22,627
Total current assets	218,954	259,074
Property and equipment, net	282,837	271,552
Capitalized software costs, net	85,305	56,574
Purchased intangible assets, net	144,249	139,422
Goodwill	230,147	198,049
Investments and other assets	7,455	7,327
Total assets	$968,947	$931,998
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$9,982	$9,410
Accrued compensation	41,164	71,768
Accrued expenses	43,377	37,033
Line of credit	—	35,000
Long-term debt	—	15,000
Deferred revenue	34,283	28,949
Deferred tax liability, net	—	8,449
Total current liabilities	128,806	205,609
Deferred rent, net of current portion	22,281	19,412
Line of credit	95,000	—
Long-term debt, net of current portion	170,000	158,750
Deferred revenue, net of current portion	54,892	54,473
Long-term deferred tax liability, net	25,576	10,417
Other long-term liabilities	8,640	8,214
Total liabilities	505,195	456,875
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 39,766 shares issued and 38,488 shares outstanding at March 31, 2015; 39,402 shares issued and 38,124 shares outstanding at December 31, 2014	398	395
Additional paid-in capital	449,415	443,259
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income	15,490	24,188
Retained (deficit) earnings	(351)	8,481
Total stockholders’ equity	463,752	475,123
Total liabilities and stockholders’ equity	$968,947	$931,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Business services	$197,763	$154,502
Implementation and other	8,671	8,533
Total revenue	206,434	163,035
Expense:
Direct operating	84,557	72,148
Selling and marketing	53,365	43,227
Research and development	23,728	15,155
General and administrative	36,212	29,357
Depreciation and amortization	20,352	14,249
Total expense	218,214	174,136
Operating loss	(11,780)	(11,101)
Other (expense) income:
Interest expense	(1,059)	(1,265)
Other income (expense)	44	(171)
Total other expense	(1,015)	(1,436)
Loss before income tax benefit	(12,795)	(12,537)
Income tax benefit	3,963	4,482
Net loss	$(8,832)	$(8,055)
Net loss per share – Basic	$(0.23)	$(0.21)
Net loss per share – Diluted	$(0.23)	$(0.21)
Weighted average shares used in computing net loss per share:
Basic	38,278	37,484
Diluted	38,278	37,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(8,832)	$(8,055)
Other comprehensive (loss) income
Unrealized (loss) gain on securities, net of tax of $5,194 and ($27,534) for the three months ended March 31, 2015 and 2014, respectively	(8,596)	45,636
Unrealized (loss) gain on change in fair value of interest rate swap, net of tax of $140 and ($8) for the three months ended March 31, 2015 and 2014, respectively	(231)	12
Foreign currency translation adjustment	129	103
Total other comprehensive (loss) income	(8,698)	45,751
Comprehensive (loss) income	$(17,530)	$37,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,832)	$(8,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,541	21,459
Deferred income tax	(4,219)	(4,605)
Stock-based compensation expense	15,874	12,351
Other reconciling adjustments	102	171
Changes in operating assets and liabilities:
Accounts receivable, net	4,183	325
Prepaid expenses and other current assets	(4,491)	(1,627)
Other long-term assets	58	(945)
Accounts payable	1,139	3,913
Accrued expenses and other long-term liabilities	6,683	2,951
Accrued compensation	(30,027)	(13,529)
Deferred revenue	3,314	1,255
Deferred rent	2,599	402
Net cash provided by operating activities	12,924	14,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(38,492)	(11,057)
Purchases of property and equipment	(22,815)	(5,325)
Payments on acquisitions, net of cash acquired	(40,165)	—
Change in restricted cash	—	2,806
Net cash used in investing activities	(101,472)	(13,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	6,287	9,000
Taxes paid related to net share settlement of stock awards	(15,310)	(19,464)
Proceeds from line of credit	60,000	—
Payments for long-term debt	(3,750)	(3,750)
Net cash provided by (used in) financing activities	47,227	(14,214)
Effect of exchange rate changes on cash and cash equivalents	127	(15)
Net decrease in cash and cash equivalents	(41,194)	(13,739)
Cash and cash equivalents at beginning of period	73,787	65,002
Cash and cash equivalents at end of period	$32,593	$51,263
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$9,557	$3,753
Non-cash leasehold improvements	$105	$—
Taxes to be paid related to net share settlement of stock units in accrued compensation	$—	$2,209
Additional disclosures
Cash paid for interest, net	$252	$1,474
Cash (refunded) paid for taxes	$136	$(761)

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company” or “we” or “our”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2015, the results of operations for the three months ended March 31, 2015, and 2014, and cash flows for the three months ended March 31, 2015, and 2014. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Related Party Transactions – We have a long-term investment in a vendor. The total expense related to this vendor for the three months ended March 31, 2015, and 2014 was $4.3 million and $1.3 million, respectively, and the total amount payable to this vendor at March 31, 2015 and December 31, 2014 was $1.6 million and $1.3 million, respectively.
New Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. We have evaluated this ASU and determined that its adoption will not have a material effect on our financial position or earnings. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted.
Debt Commitment Letter – On March 6, 2015, we entered into a commitment letter for a new senior credit facility (the “2015 Senior Credit Facility”) which will include a revolving facility and a term loan facility and replace our existing Senior Credit Facility. The contemplated 2015 Senior Credit Facility will have no current payment obligations and, as such, we have excluded our existing debt obligations from current liabilities. We anticipate closing on the 2015 Senior Credit Facility during the three months ending June 30, 2015.

2. ACQUISITIONS
webOMR
On January 23, 2015, we signed an agreement to purchase a suite of internally-developed clinical applications and an electronic health record system from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”) referred to as webOMR for $22.0 million in cash. The agreement also provides for up to an additional $18.0 million in contingent payments upon achievement of certain milestones in the future. In connection with the purchase of the webOMR technology, the parties also entered into a two-year collaboration agreement under which BIDMC will provide ongoing consultation services with respect to the webOMR technology and provide one of its facilities as a testing site for a new inpatient service offering. We purchased webOMR to accelerate our entry into the inpatient market.
RazorInsights
On January 13, 2015, we acquired Razor Insights, LLC (“RazorInsights”), a provider of cloud-based billing and electronic health record (“EHR”) software services to rural and community hospitals, for $40.2 million in cash. We acquired RazorInsights for the assembled workforce, technology, customer base and to accelerate our entrance into serving the inpatient segment. The fair value of net assets acquired was $8.1 million, including purchased intangible assets of $7.0 million related to Technology acquired and $4.0 million related to customer relationships. The $32.1 million excess of purchase consideration over the fair value of net assets acquired is allocated to goodwill, which is deductible for U.S. income tax purposes. We incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expenses.
The fair values assigned to assets acquired and liabilities assumed were based on information that was available as of the date of the acquisition. Certain items, such as the working capital adjustments to the purchase price and the value of the purchased intangible assets, are subject to change as additional information is received about facts and circumstances that existed at the date of acquisition.
3. NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net (loss) income per share if their effect would be anti-dilutive to earnings per share; therefore, in periods of net loss, shares used to calculate basic and dilutive net loss per share are equivalent.
The following table reconciles the weighted average shares outstanding for basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net loss	$(8,832)	$(8,055)
Weighted average shares used in computing basic and diluted net loss per share	38,278	37,484
Net loss per share – basic and diluted	$(0.23)	$(0.21)

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. As of March 31, 2015, we had $170.0 million outstanding on our term loan facility and $95.0 million outstanding on our revolving credit facility. As of December 31, 2014, we had $173.8 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility. The facility carries a variable interest rate set at current market rates, and as such the carrying value approximates fair value.
Our More Disruption Please (“MDP”) Accelerator portfolio is a program designed to cultivate heath care information technology start-ups and expand services offered to our physician network. Our investments of $0.8 million as of March 31, 2015 and December 31, 2014 are in the form of short-term convertible notes receivable, and are included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. At March 31, 2015, as there is no indication of performance risk and no conversion is currently contemplated, we estimate that the fair value of these notes receivable approximate cost, based on inputs including the original transaction price, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows (Level 3).
Marketable equity securities are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We have designated the interest rate swap agreement as a cash flow hedge. For the three months ended March 31, 2015, no amount was recognized in earnings for our interest rate swap. There was no ineffectiveness associated with the interest rate swap during the three months ended March 31, 2015, nor was any amount excluded from ineffectiveness testing. We do not expect that any of the $0.4 million of pre-tax unrealized losses included in accumulated other comprehensive income at March 31, 2015, will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. We are exposed to credit loss in the event of non-performance by the swap counterparty.
The estimated fair value of our interest rate swap agreement with a certain financial institution at March 31, 2015 and December 31, 2014 was a liability of $0.6 million and $0.2 million, respectively, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

	Fair Value Measurements as of March 31, 2015, Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Marketable equity securities	$27,160	$—	$—	$27,160
Debt securities
MDP Accelerator portfolio	$—	$—	$750	$750
Total assets	$27,160	$—	$750	$27,910
Interest rate swap liability (a)	$—	$(615)	$—	$(615)
Total liabilities	$—	$(615)	$—	$(615)

	Fair Value Measurements as of December 31, 2014, Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Marketable equity securities	$40,950	$—	$—	$40,950
Debt securities
MDP Accelerator portfolio	$—	$—	$750	$750
Total assets	$40,950	$—	$750	$41,700
Interest rate swap liability (a)	$—	$(244)	$—	$(244)
Total liabilities	$—	$(244)	$—	$(244)

(a)	Recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of March 31, 2015:

Fair Value Measurements Using Unobservable Inputs (Level 3)
March 31, 2015
Balance, January 1, 2015	$750
Reductions	—
Additions	—
Balance, March 31, 2015	$750

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

5. INVESTMENTS
We had the following available-for-sale securities as of March 31, 2015:

	Cost	Gross Unrealized Gain	Fair Value
Marketable equity securities	$1,100	$26,060	$27,160

We had the following available-for-sale securities as of December 31, 2014:

	Cost	Gross Unrealized Gain	Fair Value
Marketable equity securities	$1,100	$39,850	$40,950

6. COMMITMENTS AND CONTINGENCIES
We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment discrimination claims and challenges to our intellectual property. We believe that we have adequate legal defenses and that the likelihood of a loss contingency relating to the ultimate disposition of any of these claims is remote. When the likelihood of a loss contingency becomes at least reasonably possible with respect to any of these disputes, or, as applicable in the future, if there is at least a reasonable possibility that a loss exceeding amounts already recognized may have been incurred, we will revise our disclosures in accordance with the relevant authoritative guidance.
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
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding the increased levels of automation and volume of our services; implementation services provided by external service providers; expanded sales and marketing efforts; increased cross-selling efforts among our service offerings; market trends; investments to support continued growth, new service offerings, and infrastructure expansion; activity of stock option exercises and withholding of shares to cover taxes; acceleration of our entry into the inpatient market through use of the webOMR technology and integration of Razor Insights, LLC; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity matters; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our management’s expectations for future financial and operational performance and expenditure, profitability, and business outlook. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue;” the negative of these terms; or other comparable terminology.
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, under the heading Part I, Item 1A, “Risk Factors,” and any set forth below in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.”
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
Overview
athenahealth provides cloud-based business services that help health care providers achieve and sustain financial health by collecting more revenue and greatly reducing their administrative work burden. These services are designed to minimize the hassles that health care providers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. Our athenahealth-branded services are delivered and consumed through a single instance of our cloud-based platform, athenaNet, which we continuously update to improve our services. These integrated service offerings include: athenaCollector for revenue cycle management and medical billing; athenaClinicals for electronic health record (“EHR”) management; athenaCommunicator for patient engagement and communication; and athenaCoordinator for care coordination.
Each service is supported by a model comprised of three distinct but interconnected components: cloud-based software, networked knowledge, and back-office work. The software is provided at no extra charge to users but is the primary conduit through which we exchange information among clients, payers, trading partners, and our staff of experts. Knowledge is infused into each service via our rules engine as we work with clients, payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance, making the network “smarter” and more powerful for all clients. The network’s shared knowledge and transparency also allows clients to monitor and benchmark their performance against those of other clients across the network. The third component to each service is the work that we perform on behalf of our clients. Wherever possible, we replace manual processes with automation, but where automation is not possible, we perform the work on our clients’ behalf. These services range from receiving, scanning, and delivering incoming faxes to tracking claims with insurance payers. This unique service model of software, knowledge, and work is the core of our aligned success model.
We also provide clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) the opportunity to sponsor clinical information and decision support services in order to engage with Epocrates’ member network, and offer the sale of subscriptions to Epocrates’ premium drug and clinical reference tools to health care professionals.
For the three months ended March 31, 2015, we generated revenue of $206.4 million from the sale of our services compared to $163.0 million for the three months ended March 31, 2014. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominately derived from core athenahealth-branded business services, which excludes revenue from Epocrates-branded services, third-party tenant revenue, and other non-core revenue. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients, connecting our financial results directly to that of our clients and our ability to drive revenue to medical groups and health systems. Therefore, the key drivers of our revenue include growth in the number of physicians and other health care providers working within our client accounts, the collections of these physicians, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our research and development, general and administrative, and depreciation and amortization expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions, and update our assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 9, 2015.
Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services includes revenue from our revenue cycle and practice management service (athenaCollector); EHR management service (athenaClinicals); patient engagement and communication service (athenaCommunicator); care coordination service (athenaCoordinator); subscriptions, sponsored clinical information, and decision support services for our point of care clinical application (Epocrates); and consulting, training, and go-live support. No customers accounted for a significant amount of revenues for the three months ended March 31, 2015 and 2014.
Business services revenue accounted for 96% of our total revenues for the three months ended March 31, 2015 and 95% of our total revenues for the three months ended March 31, 2014. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per statement charge for certain billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Our pharmaceutical clients’ budgeting process impacts the timing of revenue related to sales of sponsored clinical information and decision support services, which has historically been highest in the fourth quarter. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length and timing of the onset of the flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
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
Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation expense (including stock-based compensation) for sales and marketing employees and marketing programs (including trade shows, brand messaging, and online initiatives). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We have increased our sales and marketing expenses from year to year and we expect to continue to increase our investment in sales and marketing by hiring additional direct sales personnel and support personnel to add new clients and increase sales to our existing clients and to expand awareness through paid search and other similar initiatives. We also plan to expand our marketing activities, such as attending trade shows, expanding user groups, and creating new printed materials. As a result, we expect that, in the near-term, selling and marketing expense will increase in line with revenue growth. As we begin to leverage lower cost sales channels, we expect selling and marketing expense to decline as a percentage of revenue over time. Selling and marketing expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization, except for amortization related to certain purchased intangible assets.
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
Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets over the determined useful life and amortization of capitalized software development over a two to three-year period from the time it is ready for its intended use. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to capitalize software that we develop. We expect depreciation and amortization expense to increase as we make investments to support our continued growth, new service offerings, and infrastructure expansion.
Interest Expense. Interest expense consists primarily of interest costs related to our term and revolving loans under our credit facility and the amortization of deferred financing fees.
Income Tax Benefit. Income tax benefit relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to the fact that we have certain permanent items which include, but are not limited to, transaction costs associated with stock acquisitions, the treatment of Incentive Stock Options (“ISOs”) and the Employee Stock Purchase Plan, the impact of certain tax deduction limits related to certain of our highly compensated officers, lobbying, and meals and entertainment. Transaction costs related to stock acquisitions are primarily non-tax deductible. The treatment of disqualifying dispositions related to ISOs are also treated as discrete items, which means that they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate. We substantially ceased issuing ISOs in 2009, but we expect continued volatility related to these options since we cannot anticipate when disqualifying dispositions related to these stock options will occur.
Recent Developments
webOMR

On January 23, 2015, we signed an agreement to purchase a suite of internally-developed clinical applications and an electronic health record system from BIDMC referred to as webOMR for $22.0 million in cash. The agreement also provides for up to an additional $18.0 million in contingent payments upon achievement of certain milestones in the future. In connection with the purchase of the webOMR technology, the parties also entered into a two-year collaboration agreement under which BIDMC will provide ongoing consultation services with respect to the webOMR technology and provide one of its facilities as a testing site for a new inpatient service offering.
RazorInsights
On January 13, 2015, we acquired RazorInsights, a provider of cloud-based billing and electronic health record software services to rural and community hospitals, for $40.2 million in cash. The fair value of net assets acquired was $8.1 million, including purchased intangibles of $7.0 million related to Technology acquired and and $4.0 million related to customer relationships. The $32.1 million excess of purchase consideration over the fair value of net assets acquired is allocated to goodwill, which is deductible for U.S. income tax purposes. We incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expenses.
We purchased webOMR and acquired RazorInsights to accelerate our entry into the inpatient market.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. We have evaluated this ASU and determined that its adoption will not have a material effect on our financial position or earnings. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted.
Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(in thousands)
Business services revenue	$197,763	$154,502	$43,261	28%
Implementation and other revenue	8,671	8,533	138	2%
Total	$206,434	$163,035	$43,399	27%
Total revenue for the three months ended March 31, 2015 increased primarily due to an increase in business services revenue.
The increase in business services revenue is primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and practice management service, athenaCollector; EHR management service, athenaClinicals; and patient engagement and communication management service, athenaCommunicator; are as follows:

		As of March 31,
		2015	2014	Change
		Amount	Amount	Amount	Percent
athenaCollector	Physicians	47,062	37,663	9,399	25%
	Providers	64,648	52,886	11,762	22%
athenaClinicals	Physicians	19,796	13,521	6,275	46%
	Providers	26,166	18,343	7,823	43%
athenaCommunicator	Physicians	33,578	24,030	9,548	40%
	Providers	43,770	31,707	12,063	38%
Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed is as follows:

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Collections processed	$4,111.0	$3,172.1	$938.9	30%

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(in thousands)
Direct operating	$84,557	$72,148	$12,409	17%
Direct Operating Expense. Direct operating expense increased primarily due to employee-related costs, including stock-based compensation, which increased $6.9 million in the three months ended March 31, 2015, as a result of a 22% increase in headcount from March 31, 2014. We increased headcount due to the increase in the number of providers added to the network during the three months ended March 31, 2015.
In addition, costs associated with our business partner outsourcing arrangements and clearing house increased $3.1 million, as the number of claims that we processed on behalf of our clients increased during the three months ended March 31, 2015. The total claims submitted on behalf of clients are as follows:

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Total claims submitted	32.8	25.8	7.0	27%

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(in thousands)
Selling and marketing	$53,365	$43,227	$10,138	23%
Research and development	23,728	15,155	8,573	57%
General and administrative	36,212	29,357	6,855	23%
Depreciation and amortization	20,352	14,249	6,103	43%
Total	$133,657	$101,988	$31,669	31%
Selling and Marketing Expense. The increase in selling and marketing expense was in part due to compensation costs, including stock-based compensation expense, internal sales commissions and external channel partner commissions, which increased $6.6 million for the three months ended March 31, 2015, largely due to an 18% increase in headcount from March 31, 2014. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. Also contributing to the increase in selling and marketing expense was a $2.0 million increase in our core marketing programs for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase in our marketing spend is intended to drive a higher volume of sales meetings.

Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased $7.1 million for the three months ended March 31, 2015, largely due to a 42% increase in headcount from March 31, 2014. The additional research and development personnel were necessary in order to upgrade and expand our service offerings and develop new technologies.
General and Administrative Expense. General and administrative expense increased in the three months ended March 31, 2015, primarily due to lease termination costs and facilities-related expenses. General and administrative expense increased by $4.2 million as a result of lease termination costs incurred as a result of our growth. Facilities-related expenses, which include rent expense, increased $2.1 million for the three months ended March 31, 2015.
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three months ended March 31, 2015. This increase was partially due to $4.1 million of amortization related to an increase in our software development costs for the three months ended March 31, 2015, and $2.0 million of depreciation from higher fixed asset expenditures for the same period.

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(in thousands)
Income tax benefit	$3,963	$4,482	$(519)	(12)%
Effective tax rate	31.0%	35.8%
Income Tax Benefit. The difference in our effective tax rate for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is primarily due to an increase in permanent and discrete items.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2015, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $59.8 million compared to $125.5 million as of March 31, 2014. As of March 31, 2015, we have outstanding indebtedness of $265.0 million compared to $220 million as of March 31, 2014.
On May 10, 2013, we entered into a five-year $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility replaced our previous revolving credit facility. The Senior Credit Facility contains terms and conditions that are customary to facilities of this nature, and may be used to refinance existing indebtedness, to finance the acquisition of the Arsenal on the Charles, and for working capital and other general corporate purposes. We may increase the Senior Credit Facility up to an additional $100.0 million subject to certain terms, including obtaining lender commitments. As of March 31, 2015, we had $170.0 million outstanding on the unsecured term loan facility and $95.0 million outstanding on the unsecured revolving credit facility. As of March 31, 2015, we had $30.0 million available on the unsecured revolving credit facility. As of March 31, 2015, we were in compliance with our covenants under the Senior Credit Facility.
On March 6, 2015, we entered into a commitment letter for the 2015 Senior Credit Facility, which will include a revolving facility and a term loan facility and replace our existing Senior Credit Facility. The contemplated 2015 Senior Credit Facility will have no current payment obligations. We anticipate closing on the 2015 Senior Credit Facility in the three months ending June 30, 2015.
We believe our current and committed sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our contemplated amendment and extension of the credit facility will provide additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients and the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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

Operating Cash Flow Activities
Cash flows provided by operations decreased $1.1 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Cash used to satisfy accrued compensation in 2015 was $16.5 million higher due primarily to a larger corporate bonus, which is paid annually in the three months ended March 31, driven by overall headcount growth. This use of cash was offset by decreases in accounts receivable of $3.9 million due to timing of payments and seasonality.
These changes were offset by an increase in non-cash adjustments to net income of $8.9 million driven by increases in stock-based compensation expense as a result of our growing headcount and depreciation and amortization.
Investing Cash Flow Activities
Net cash used in investing activities increased $87.9 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 due primarily to our acquisition of RazorInsights for $40.2 million in cash which is included in payments for acquisitions and our purchase of webOMR for $22.0 million which is included in capitalized software development costs.
We increased our investments in property and equipment in 2015 by $17.5 million, primarily related to investments in computer equipment to support our data centers and continued improvements to our owned properties as well as expansion in our leased facilities.
We continue to increase our investment in software development costs in 2015 and we expect investments to continue to increase as we develop and enhance new and existing services.
Financing Cash Flow Activities
Net cash provided by (used in) financing activities increased $61.4 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to our draw of $60.0 million on the unsecured revolving credit facility, which was used primarily to fund the acquisition of RazorInsights and our purchase of webOMR.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises because of the recent increase in our stock price and the increase in the issuance of restricted stock units compared to stock options.
Contractual Obligations
There have been no material changes outside the normal course of business to our contractual obligations since December 31, 2014. Refer to “Contractual Obligations” in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. None of our consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three months ended March 31, 2015 and 2014, approximately 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.
Interest Rate Risk. We had $265.0 million of outstanding borrowings under our Senior Credit Facility at March 31, 2015. The Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of March 31, 2015 would result in a change in interest expense of approximately $1.5 million annually.
During the three months ended March 31, 2015, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive (loss) income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swap at fair value, which amounted to a liability of $0.6 million at March 31, 2015.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2015 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
On July 28, 2011, a complaint was filed by PPS Data, LLC naming us in a patent infringement case (PPS Data, LLC v. athenahealth, Inc., Civil Action No. 3:11-cv-00746, United States District Court for the Middle District of Florida). The complaint alleges that we have infringed U.S. Patent No. 6,343,271 with a listed issue date of January 29, 2002, entitled “Electronic Creation, Submission, Adjudication, and Payment of Health Insurance Claims” (the “‘271 Patent”). The complaint seeks an injunction enjoining infringement, damages, pre- and post-judgment costs and interest, and attorneys’ fees. On September 8, 2011, we filed a motion to dismiss, or, in the alternative, a motion for summary judgment. On October 18, 2011, the plaintiff filed a motion for leave to amend its complaint to allege that we have infringed on U.S. Patent No. 6,341,265 with a listed issue date of January 22, 2002, entitled “Provider claim editing and settlement system,” and U.S. Patent No. 7,194,416 with a listed issue date of March 20, 2007, entitled “Interactive creation and adjudication of health care insurance claims.” The Court granted the plaintiff’s motion for leave to amend its complaint on December 21, 2011, and on December 23, 2011, the plaintiff filed its amended complaint. On December 27, 2011, we filed a motion to dismiss, or, in the alternative, a motion for summary judgment of non-infringement with respect to the ‘271 Patent. On December 29, 2011, the United States Patent and Trademark Office granted our request for reexamination of the ‘271 Patent. On January 9, 2012, we filed a motion to stay the case pending completion of the patent reexamination, and on March 1, 2012, the Court granted our motion to stay the case. On March 27, 2015, the parties filed a joint motion to dismiss the case with prejudice, and the Court entered a dismissal with prejudice on April 7, 2015.
On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13-cv-945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and its former officers and directors. The complaint asserted claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its initial public offering (“IPO”) and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between February 2, 2011 (the day after the IPO) and August 9, 2011. On October 8, 2013, plaintiffs filed an amended complaint, alleging only claims under the Securities Exchange Act of 1934 and voluntarily dismissing a number of the individual defendants. Plaintiffs allege that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay marketing and negatively impacted the timing of Epocrates’ sales and revenue growth. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, plaintiffs’ costs, attorneys’ fees, and such other and further relief as the court may deem just and proper. On December 9, 2013, we filed a motion to dismiss the amended complaint. On June 4, 2014, the court issued an order dismissing the complaint and granting plaintiffs leave to amend their complaint. On June 30, 2014, plaintiffs filed a second amended complaint, which asserts substantially similar claims as those set forth in the first amended complaint. On July 14, 2014, we filed a motion to dismiss the second amended complaint. On October 2, 2014, the court granted plaintiffs leave to file a third amended complaint by October 23, 2014, and denied the motion to dismiss as moot. Plaintiffs filed their third amended complaint on October 23, 2014, which asserts substantially similar claims on behalf of all stockholders that purchased shares between February 1, 2011, and August 9, 2011. We filed a motion to dismiss the third amended complaint on November 10, 2014, and the court denied the motion on March 13, 2015. On April 8, 2015, the court approved the parties’ stipulation, which noted that the parties will mediate the case on June 23, 2015. The court set a date to answer the third amended complaint on April 27, 2015, but delayed further deadlines until after the date of the mediation. We deny the allegations in the third amended complaint and will contest the claims vigorously.
In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
During the three months ended March 31, 2015, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1†	Employment Agreement by and between the Registrant and Jeremy Delinsky, dated July 1, 2010

10.2	Amendment No. 3 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated February 27, 2015

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL:
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
Date: April 30, 2015