Form 10-Q
period 2015-06-30
ATHENAHEALTH INC
filed 2015-07-23
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At July 21, 2015, the registrant had 38,638,183 shares of common stock, par value $0.01 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$104,867	$73,787
Marketable securities	9,587	40,950
Accounts receivable, net	127,263	121,710
Deferred tax asset, net	4,707	—
Prepaid expenses and other current assets	33,334	22,627
Total current assets	279,758	259,074
Property and equipment, net	298,195	271,552
Capitalized software costs, net	95,913	56,574
Purchased intangible assets, net	138,188	139,422
Goodwill	229,157	198,049
Investments and other assets	10,991	7,327
Total assets	$1,052,202	$931,998
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$12,387	$9,410
Accrued compensation	66,882	71,768
Accrued expenses	48,382	37,033
Line of credit	—	35,000
Long-term debt	3,750	15,000
Deferred revenue	36,387	28,949
Deferred tax liability, net	—	8,449
Total current liabilities	167,788	205,609
Deferred rent, net of current portion	25,919	19,412
Long-term debt, net of current portion	296,250	158,750
Deferred revenue, net of current portion	56,065	54,473
Long-term deferred tax liability, net	17,417	10,417
Other long-term liabilities	8,451	8,214
Total liabilities	571,890	456,875
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 39,895 shares issued and 38,617 shares outstanding at June 30, 2015; 39,402 shares issued and 38,124 shares outstanding at December 31, 2014	399	395
Additional paid-in capital	467,821	443,259
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive income	4,294	24,188
Retained earnings	8,998	8,481
Total stockholders’ equity	480,312	475,123
Total liabilities and stockholders’ equity	$1,052,202	$931,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Business services	$215,403	$175,949	$413,166	$330,451
Implementation and other	9,291	9,973	17,962	18,506
Total revenue	224,694	185,922	431,128	348,957
Expense:
Direct operating	89,899	74,774	174,456	146,922
Selling and marketing	54,413	50,722	107,778	93,949
Research and development	24,387	16,417	48,115	31,572
General and administrative	36,103	30,443	72,315	59,800
Depreciation and amortization	22,101	15,186	42,453	29,435
Total expense	226,903	187,542	445,117	361,678
Operating loss	(2,209)	(1,620)	(13,989)	(12,721)
Other (expense) income:
Interest expense	(1,513)	(1,275)	(2,572)	(2,541)
Other income (expense)	21,081	(6)	21,125	(176)
Total other income (expense)	19,568	(1,281)	18,553	(2,717)
Income (loss) before income tax (provision) benefit	17,359	(2,901)	4,564	(15,438)
Income tax (provision) benefit	(8,010)	739	(4,047)	5,221
Net income (loss)	$9,349	$(2,162)	$517	$(10,217)
Net income (loss) per share – Basic	$0.24	$(0.06)	$0.01	$(0.27)
Net income (loss) per share – Diluted	$0.24	$(0.06)	$0.01	$(0.27)
Weighted average shares used in computing net income (loss) per share:
Basic	38,574	37,860	38,427	37,673
Diluted	39,340	37,860	39,338	37,673
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$9,349	$(2,162)	$517	$(10,217)
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax of ($2,210) and $2,984 for the three and six months ended June 30, 2015, respectively, and $7,929 and $19,605 for the three and six months ended June 30, 2014, respectively	1,633	(13,141)	(6,963)	32,495
Reclassification adjustments for gain on sale of marketable securities included in net income, net of tax of $8,471 for the three and six months ended June 30, 2015, respectively	(12,600)	—	(12,600)	—
Unrealized gain (loss) on change in fair value of interest rate swap, net of tax of ($23) and $117 for the three and six months ended June 30, 2015, respectively, and $77 and $69 for the three and six months ended June 30, 2014, respectively	36	(127)	(195)	(114)
Foreign currency translation adjustment	(265)	165	(136)	268
Total other comprehensive (loss) income	(11,196)	(13,103)	(19,894)	32,649
Comprehensive (loss) income	$(1,847)	$(15,265)	$(19,377)	$22,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$517	$(10,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,726	45,301
Excess tax benefit from stock-based awards	(1,042)	—
Deferred income tax	3,553	(5,478)
Stock-based compensation expense	32,963	26,565
Gain on sale of marketable securities	(21,071)	—
Other reconciling adjustments	84	143
Changes in operating assets and liabilities:
Accounts receivable, net	(4,423)	(10,218)
Prepaid expenses and other current assets	(7,287)	(3,043)
Other long-term assets	(858)	(388)
Accounts payable	2,561	4,571
Accrued expenses and other long-term liabilities	7,152	9,526
Accrued compensation	(5,371)	3,852
Deferred revenue	7,094	1,256
Deferred rent	5,982	1,882
Net cash provided by operating activities	74,580	63,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(58,730)	(26,218)
Purchases of property and equipment	(41,993)	(28,991)
Payments on acquisitions, net of cash acquired	(39,890)	—
Proceeds from sales of marketable securities	18,584	—
Change in restricted cash	—	2,955
Other investing activities	(2,550)	(250)
Net cash used in investing activities	(124,579)	(52,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	8,559	13,845
Taxes paid related to net share settlement of stock awards	(18,718)	(26,520)
Excess tax benefit from stock-based awards	1,042	—
Proceeds from line of credit	60,000	—
Payments on line of credit	(95,000)	—
Proceeds from long-term debt	300,000	—
Payments on long-term debt	(173,750)	(7,500)
Debt issuance costs	(987)	—
Net cash provided by (used in) financing activities	81,146	(20,175)
Effect of exchange rate changes on cash and cash equivalents	(67)	170
Net increase (decrease) in cash and cash equivalents	31,080	(8,757)
Cash and cash equivalents at beginning of period	73,787	65,002
Cash and cash equivalents at end of period	$104,867	$56,245
Non-cash transactions
Property, equipment and purchased software recorded in accounts payable and accrued expenses	$15,444	$11,005
Non-cash leasehold improvements	$1,228	$1,620
Receivable of proceeds from the sale of marketable securities in prepaid expenses and other current assets	$2,832	$—
Additional disclosures
Cash paid for interest, net	$2,665	$2,400
Cash paid (refunded) for taxes	$138	$(754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company,” “we,” or “our”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The year-end condensed balance sheet data was derived from audited financial statements but does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015, and 2014, and cash flows for the six months ended June 30, 2015, and 2014. The results of operations for the three and six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Related Party Transactions – We have a long-term investment in a vendor. The total expense related to this vendor for the three and six months ended June 30, 2015 was $5.6 million and $9.9 million, respectively, and was $2.6 million and $4.1 million, for the three and six months ended June 30, 2014, respectively. The total amount payable to this vendor at June 30, 2015 and December 31, 2014 was $2.0 million and $1.3 million, respectively.
New Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a reduction of the related debt liability rather than as an asset. We have evaluated this ASU and determined that its adoption will not have a material effect on our financial position or earnings. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted; however, companies are not permitted to adopt the standard earlier than January 1, 2017. Additionally, the FASB has issued exposure drafts to change certain aspects of ASU 2014-09. We continue to evaluate the expected impact of this new guidance and available adoption methods.
2. ACQUISITIONS
webOMR
On January 23, 2015, we signed an agreement to purchase a suite of internally-developed clinical applications and an electronic health record (“EHR”) system from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”) referred to as webOMR for $22.0 million in cash. The agreement also provides for up to an additional $18.0 million in contingent payments upon achievement of certain milestones in the future. In connection with the purchase of the webOMR technology, the parties also entered into a two-year collaboration agreement under which BIDMC will provide ongoing consultation services with respect to the webOMR technology and provide one of its facilities as a testing site for a new inpatient service offering. We purchased webOMR to accelerate our entry into the inpatient market.

Razor Insights
On January 13, 2015, we acquired Razor Insights, LLC (“RazorInsights”), a provider of cloud-based billing and EHR software services to rural and community hospitals, for $40.0 million in cash after net working capital adjustments. We acquired RazorInsights for the assembled workforce, technology, customer base and to accelerate our entrance into serving the inpatient segment. The fair value of net assets acquired, after measurement period adjustments totaling $1.0 million, was $8.9 million, including purchased intangible assets of $7.0 million related to technology acquired and $4.0 million related to customer relationships. The $31.1 million excess of purchase consideration over the fair value of net assets acquired is allocated to goodwill, which is deductible for U.S. income tax purposes. We incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expenses.
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
3. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be anti-dilutive to earnings per share; therefore, in periods of net loss, shares used to calculate basic and dilutive net loss per share are equivalent.
The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$9,349	$(2,162)	$517	$(10,217)
Weighted average shares used in computing basic net income (loss) per share	38,574	37,860	38,427	37,673
Net income (loss) per share – Basic	$0.24	$(0.06)	$0.01	$(0.27)
Net income (loss)	$9,349	$(2,162)	$517	$(10,217)
Weighted average shares used in computing basic net income (loss) per share	38,574	37,860	38,427	37,673
Effect of dilutive securities	766	—	911	—
Weighted average shares used in computing diluted net income (loss) per share	39,340	37,860	39,338	37,673
Net income (loss) per share – Diluted	$0.24	$(0.06)	$0.01	$(0.27)
The computation of diluted net income per share does not include 0.7 million and 0.7 million shares of stock options and restricted stock units for the three and six months ended June 30, 2015, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. DEBT
On May 5, 2015, we entered into an amended and restated credit agreement. The amended credit agreement amended and restated our previous credit agreement, dated as of May 10, 2013 (the “Credit Agreement”), and provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (“2015 Senior Credit Facility”). A portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Senior Credit Facility.
The 2015 Senior Credit Facility contains terms and conditions that are customary to facilities of this nature; it may be used to refinance existing indebtedness, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

cause us to be in breach of our financial covenants, subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty, and the unutilized portion of the commitments may be irrevocably reduced or terminated by us in whole or in part without penalty or premium.
At our option, any loans under the 2015 Senior Credit Facility (other than swing line loans) will bear interest at a rate equal to (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. The interest rate for the 2015 Senior Credit Facility as of June 30, 2015 was 1.94%. We will pay a commitment fee during the term of the 2015 Senior Credit Facility, which varies between 0.20% and 0.40% based on our consolidated leverage ratio.
We were required to pay financing fees of $1.0 million for the 2015 Senior Credit Facility, which are being amortized as interest expense in the Condensed Consolidated Statements of Income over the five-year term of the agreement.
Future principal payments of the unsecured term loan facility at June 30, 2015 are as follows:

Amount
2015	$—
2016	11,250
2017	15,000
2018	20,625
2019	28,125
Thereafter	225,000
Total	$300,000
Less current portion	3,750
Long-term portion	$296,250

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. As of June 30, 2015, we had $300.0 million outstanding on our term loan facility and we had nothing drawn on our revolving credit facility under the 2015 Senior Credit Facility. As of December 31, 2014, we had $173.8 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility under the Credit Agreement. Both credit facilities carry a variable interest rate set at current market rates, and as such, the carrying values approximate fair value.
Our More Disruption Please (“MDP”) Accelerator portfolio is a program designed to cultivate health care information technology start-ups and expand services offered to our physician network. Certain of these investments as of June 30, 2015 and December 31, 2014 are in the form of short-term convertible notes receivable, and are included in prepaid expenses and other current assets; investments that are not classified as short-term are included in investments and other assets on our Condensed Consolidated Balance Sheets. At June 30, 2015, as there is no indication of performance risk and no conversion is currently contemplated, we estimate that the fair value of the notes receivable approximate cost, based on inputs including the original transaction price, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows (Level 3).
Marketable equity securities are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We have designated the interest rate swap agreement as a cash flow hedge. For the three and six months ended June 30, 2015, no amount was recognized in earnings for our interest rate swap. There was no ineffectiveness associated with the interest rate swap during the three and six months ended June 30, 2015, nor was any amount excluded from ineffectiveness testing. We do not expect that any of the $0.6 million of pre-tax unrealized losses included in accumulated other comprehensive income at athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

June 30, 2015, will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. We are exposed to credit loss in the event of non-performance by the swap counterparty.
The estimated fair value of our interest rate swap agreement with a certain financial institution at June 30, 2015 and December 31, 2014 was a liability of $0.6 million and $0.2 million, respectively, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of June 30, 2015, Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Marketable equity securities	$9,587	$—	$—	$9,587
Debt securities:
MDP Accelerator portfolio	$—	$—	$1,250	$1,250
Total assets	$9,587	$—	$1,250	$10,837
Interest rate swap liability (a)	$—	$(556)	$—	$(556)
Total liabilities	$—	$(556)	$—	$(556)

	Fair Value Measurements as of December 31, 2014, Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Marketable equity securities	$40,950	$—	$—	$40,950
Debt securities:
MDP Accelerator portfolio	$—	$—	$750	$750
Total assets	$40,950	$—	$750	$41,700
Interest rate swap liability (a)	$—	$(244)	$—	$(244)
Total liabilities	$—	$(244)	$—	$(244)

(a)	Recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of June 30, 2015:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance, beginning of period	$750	$750
Reductions	(250)	(250)
Additions	750	750
Balance, end of period	$1,250	$1,250

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

6. INVESTMENTS
We had the following available-for-sale securities as of June 30, 2015:

	Cost	Gross Unrealized Gain	Fair Value
Marketable equity securities	$755	$8,832	$9,587

We had the following available-for-sale securities as of December 31, 2014:

	Cost	Gross Unrealized Gain	Fair Value
Marketable equity securities	$1,100	$39,850	$40,950

7. COMMITMENTS AND CONTINGENCIES
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
Each service is supported by a model comprised of three distinct but interconnected components: cloud-based software, network knowledge, and back-office work. The software is provided at no extra charge to users but is the primary conduit through which we exchange information among clients, payers, trading partners, and our staff of experts. Knowledge is infused into each service via our rules engine as we work with clients, payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance, making the network “smarter” and more powerful for all clients. The network’s shared knowledge and transparency also allows clients to monitor and benchmark their performance against those of other clients across the network. The third component to each service is the work that we perform on behalf of our clients. Wherever possible, we replace manual processes with automation, but where automation is not possible, we perform the work on our clients’ behalf. These services range from receiving, scanning, and delivering incoming faxes to tracking claims with insurance payers. This unique service model of software, knowledge, and work is the core of our aligned success model.
We also provide clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) the opportunity to sponsor clinical information and decision support services in order to engage with Epocrates’ member network, and offer the sale of subscriptions to Epocrates’ premium drug and clinical reference tools to health care professionals.
For the three and six months ended June 30, 2015, we generated revenue of $224.7 million and $431.1 million from the sale of our services compared to $185.9 million and $349.0 million for the three and six months ended June 30, 2014. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominately derived from core athenahealth-branded business services, which excludes revenue from Epocrates-branded services, third-party tenant revenue, and other non-core revenue. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients, connecting our financial results directly to those of our clients and our ability to drive revenue to medical groups and health systems. Therefore, the key drivers of our revenue include growth in the number of physicians and other health care providers working within our client accounts, the collections of these physicians and providers, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician clients. Our research and development, general and administrative, and depreciation and amortization expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions, and update our assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services includes revenue from our revenue cycle and practice management service (athenaCollector); EHR management service (athenaClinicals); patient engagement and communication service (athenaCommunicator); care coordination service (athenaCoordinator); subscriptions, sponsored clinical information, and decision support services for our point of care clinical application (Epocrates); and consulting, training, and go-live support. No customers accounted for a significant amount of revenues for the three and six months ended June 30, 2015 and 2014.
Business services revenue accounted for 96% of our total revenues for the three and six months ended June 30, 2015 and 95% of our total revenues for the three and six months ended June 30, 2014. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per statement charge for certain billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Our pharmaceutical clients’ budgeting process impacts the timing of revenue related to sales of sponsored clinical information and decision support services, which have historically been highest in the fourth quarter. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length, and timing of the onset of the flu season. While we believe that the severity, length, and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
Implementation and other services revenue consists primarily of the amortization of deferred revenue on implementation services, as well as third-party tenant and other non-core revenue. We expect the amortization of deferred implementation fees to remain constant or decline, as we began including implementation fees in our ongoing monthly rate in 2014 and charging separately for training and go-live services, which can also be purchased from a third-party vendor. Additionally, we expect third-party tenant and other non-core revenue to decline in the foreseeable future as tenants vacate and we occupy the previously rented space.

Direct Operating Expense. Direct operating expense consists primarily of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of clients, costs associated with our business partner outsourcing arrangements and clearing house, and claim processing costs. We expense implementation costs as incurred. We include in direct operating expense all service costs incurred to fulfill our customer contracts. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense also includes costs associated with third-party tenant and other non-core revenue. Direct operating expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization, except for amortization related to certain purchased intangible assets.
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
Research and Development Expense. Research and development expense consists primarily of compensation expense (including stock-based compensation) for research and development employees and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely remain constant as a percentage of revenue as we develop and enhance new and existing services; however, the amount of expenditures that should be capitalized as software development costs versus expensed as research and development could vary based on the specific projects we undertake. Research and development expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization.
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
Other Income (Expense). Other income (expense) consists primarily of gains realized from the sale of marketable securities.
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

Recent Developments
2015 Senior Credit Facility
On May 5, 2015, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated our previous credit agreement, dated as of May 10, 2013 (the “2013 Credit Agreement”), and provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (“2015 Senior Credit Facility”). The term loans from the 2013 Credit Agreement were increased by $130.0 million and a portion of those proceeds were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the Amended Credit Agreement.
webOMR
On January 23, 2015, we signed an agreement to purchase a suite of internally-developed clinical applications and an EHR system from Beth Israel Deaconess Medical Center (“BIDMC”) referred to as webOMR for $22.0 million in cash. The agreement also provides for up to an additional $18.0 million in contingent payments upon achievement of certain milestones in the future. In connection with the purchase of the webOMR technology, the parties also entered into a two-year collaboration agreement under which BIDMC will provide ongoing consultation services with respect to the webOMR technology and provide one of its facilities as a testing site for a new inpatient service offering.
RazorInsights
On January 13, 2015, we acquired RazorInsights, a provider of cloud-based billing and EHR software services to rural and community hospitals, for $40.0 million in cash. The fair value of net assets acquired was $8.9 million, including purchased intangibles of $7.0 million related to technology acquired and $4.0 million related to customer relationships. The $31.1 million excess of purchase consideration over the fair value of net assets acquired is allocated to goodwill, which is deductible for U.S. income tax purposes. We incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expenses.
We purchased webOMR and acquired RazorInsights to accelerate our entry into the inpatient market.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a reduction of the related debt liability rather than as an asset. We have evaluated this ASU and determined that its adoption will not have a material effect on our financial position or earnings. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We are currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted; however, companies are not permitted to adopt the standard earlier than January 1, 2017. Additionally, the FASB has issued exposure drafts to change certain aspects of ASU 2014-09. We continue to evaluate the impact of this new guidance and available adoption methods.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in thousands)				(in thousands)
Business services revenue	$215,403	$175,949	$39,454	22%	$413,166	$330,451	$82,715	25%
Implementation and other revenue	9,291	9,973	(682)	(7)%	17,962	18,506	$(544)	(3)%
Total	$224,694	$185,922	$38,772	21%	$431,128	$348,957	$82,171	24%
Total revenue for the three and six months ended June 30, 2015 increased due to an increase in business services revenue.
The increase in business services revenue in each period is primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and practice management service, athenaCollector; EHR management service, athenaClinicals; and patient engagement and communication management service, athenaCommunicator; are as follows:

		As of June 30,
		2015	2014	Change
		Number	Number	Number	Percent
athenaCollector	Physicians	49,176	39,686	9,490	24%
	Providers	67,530	55,425	12,105	22%
athenaClinicals	Physicians	20,923	14,672	6,251	43%
	Providers	27,641	19,733	7,908	40%
athenaCommunicator	Physicians	35,248	25,837	9,411	36%
	Providers	45,902	33,976	11,926	35%
Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in millions)				(in millions)
Collections processed	$4,633.4	$3,679.4	$954.0	26%	$8,744.4	$6,851.5	$1,892.9	28%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in thousands)				(in thousands)
Direct operating	$89,899	$74,774	$15,125	20%	$174,456	$146,922	$27,534	19%
Direct Operating Expense. Direct operating expense increased primarily due to compensation costs, including stock-based compensation expense, which increased $8.3 million and $15.2 million in the three and six months ended June 30, 2015, respectively, as a result of a 30% increase in headcount from June 30, 2014. We increased headcount due to the increase in the number of providers added to the network during the six months ended June 30, 2015.
In addition, costs associated with our business partner outsourcing arrangements and clearing house increased $3.2 million and $6.3 million, as the number of claims that we processed on behalf of our clients increased during the three and six months ended June 30, 2015, respectively. The total claims submitted on behalf of clients are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in millions)				(in millions)
Total claims submitted	35.0	28.2	6.8	24%	67.8	54.0	13.8	26%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in thousands)				(in thousands)
Selling and marketing	$54,413	$50,722	$3,691	7%	$107,778	$93,949	$13,829	15%
Research and development	24,387	16,417	7,970	49%	48,115	31,572	16,543	52%
General and administrative	36,103	30,443	5,660	19%	72,315	59,800	12,515	21%
Depreciation and amortization	22,101	15,186	6,915	46%	42,453	29,435	13,018	44%
Other income (expense)	21,081	(6)	21,087	*	21,125	(176)	21,301	*
Total	$158,085	$112,762	$45,323	40%	$291,786	$214,580	$77,206	36%
* Percentage change is not meaningful.
Selling and Marketing Expense. The increase in selling and marketing expense was partially due to compensation costs, including stock-based compensation expense, internal sales commissions and external channel partner commissions, which increased $5.8 million and $12.4 million for the three and six months ended June 30, 2015, respectively, largely due to a 17% increase in headcount from June 30, 2014. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing markets. Additionally, consulting fees increased by $1.1 million and $2.2 million for the three and six months ended June 30, 2015, respectively. These increases were offset by a decrease in amortization expense of $3.4 million and $4.2 million for the three and six months ended June 30, 2015, respectively.
Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased $5.4 million and $12.5 million for the three and six months ended June 30, 2015, respectively, largely due to a 44% increase in headcount from June 30, 2014. The additional research and development personnel were necessary in order to upgrade and expand our service offerings and develop new technologies.
General and Administrative Expense. General and administrative expense increased in the three and six months ended June 30, 2015, primarily due to compensation costs, including stock-based compensation expense; lease termination costs; and facilities-related expenses. Compensation costs increased $4.1 million and $4.0 million for the three and six months ended June 30, 2015, respectively. General and administrative expense also increased by $0.3 million and $4.5 million for the three and six months ended June 30, 2015, respectively, due to lease termination costs incurred as a result of our growth. Facilities-related expenses, which include rent expense, increased $0.7 million and $2.8 million for the three and six months ended June 30, 2015, respectively.
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three and six months ended June 30, 2015. This increase was partially due to $4.3 million and $8.4 million of amortization related to an increase in our software development costs for the three and six months ended June 30, 2015, respectively, and $2.6 million and $4.6 million of depreciation due to a higher fixed asset base for those same periods, respectively.
Other Income (Expense). Other income (expense) increased due to gains realized from the sale of marketable securities during the three and six months ended June 30, 2015.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in thousands)				(in thousands)
Income tax (provision) benefit	$(8,010)	$739	$(8,749)	*	$(4,047)	$5,221	$(9,268)	(178)%
Effective tax rate	46.1%	25.5%			88.7%	33.8%
* Percentage change is not meaningful.
Income Tax (Provision) Benefit. The difference in our effective tax rate for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, is primarily due to an increase in permanent and discrete items.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2015, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $114.5 million compared to $109.4 million as of June 30, 2014. As of June 30, 2015, we have outstanding indebtedness of $300.0 million compared to $216.3 million as of June 30, 2014.

On May 10, 2013, we entered a credit agreement (the “Credit Agreement”) that provided for a five-year $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility. The Credit Agreement contained terms and conditions that are customary to facilities of this nature, and could be used to refinance existing indebtedness, to finance the acquisition of the Arsenal on the Charles, and for working capital and other general corporate purposes.
On May 5, 2015, we entered into an amended and restated credit agreement. The amended credit agreement amended and restated our Credit Agreement, and provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). A portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Senior Credit Facility.
The 2015 Senior Credit Facility contains terms and conditions that are customary to facilities of this nature and may be used to refinance existing indebtedness, including indebtedness under the Credit Agreement, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage ratio, consolidated leverage ratio, and consolidated senior leverage ratio), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020. As of June 30, 2015, we had $300.0 million outstanding on the unsecured term loan facility and we had nothing drawn on the unsecured revolving credit facility. As of June 30, 2015, we had $200 million available on the unsecured revolving credit facility. As of June 30, 2015, we were in compliance with our covenants under the 2015 Senior Credit Facility.
We believe our current and committed sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our 2015 Senior Credit Facility will provide additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients and the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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
Operating Cash Flow Activities
Net income after non-cash and reclassification adjustments contributed an additional $13.4 million to cash flow from operations during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The non-cash adjustments were driven by increases in stock-based compensation and depreciation and amortization of $15.8 million related to our headcount and footprint growth. This was offset by an increase in cash used for working capital of $2.6 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 which was driven by the timing of payroll and customer payments.
Investing Cash Flow Activities
Net cash used in investing activities increased $72.1 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 primarily due to our acquisition of RazorInsights for $39.9 million in cash, net of cash acquired, which is included in the payments for acquisitions line, and our purchase of webOMR for $22.0 million, which is included in the capitalized software development costs line.
We increased our investments in property and equipment in 2015 by $13.0 million, primarily related to investments in computer equipment to support our data centers and continued improvements to our owned properties, as well as expansion in our leased facilities.
We continue to increase our investment in software development costs in 2015 and we expect investments to continue to increase as we develop and enhance new and existing services.
Net cash used in investing activities was offset by $18.6 million of cash provided from the sales of Castlight stock. We intend to use the cash generated from these sales to fund general corporate purposes such as paying down debt, capital expenditures, investments in our MDP Accelerator Program and future acquisitions.

Financing Cash Flow Activities
Net cash provided by (used in) financing activities increased $101.3 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to $91.3 million of net proceeds received from the 2015 Senior Credit Facility.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises because of the stock price and the increase in the issuance of restricted stock units compared to stock options.
Contractual Obligations
The following table summarizes our long-term contractual obligations and commitments as of June 30, 2015:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Long-term debt (1)	$300,000	3,750	31,875	264,375	—	—
Operating lease obligations (2)	146,047	10,748	25,231	23,947	86,121	—
Purchase obligations	2,043	2,043	—	—	—	—
Other (3)	4,017	—	—	—	—	4,017
Total	$452,107	$16,541	$57,106	$288,322	$86,121	$4,017
(1) We have cash interest requirements due on the 2015 Senior Credit Facility payable at variable rates which are not included in the above table.
(2) We are party to agreements for non-cancelable operating leases for office space and data centers which expire between 2015 and 2030.
(3) “Other” consists of uncertain tax benefits. We have not recognized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of June 30, 2015, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three and six months ended June 30, 2015 and 2014, approximately 1% of our expenses occurred in our direct subsidiary in Chennai, India, and was incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.
Interest Rate Risk. We had $300.0 million of outstanding borrowings under our 2015 Senior Credit Facility at June 30, 2015. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of June 30, 2015 would result in a change in interest expense of $1.8 million annually.
During the three and six months ended June 30, 2015, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive (loss) income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swap at fair value, which amounted to a liability of $0.6 million at June 30, 2015.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2015 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13-cv-945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and its former officers and directors. The complaint asserted claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its initial public offering (“IPO”) and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between February 2, 2011 (the day after the IPO) and August 9, 2011. On October 8, 2013, plaintiffs filed an amended complaint, alleging only claims under the Securities Exchange Act of 1934 and voluntarily dismissing a number of the individual defendants. Plaintiffs allege that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay marketing and negatively impacted the timing of Epocrates’ sales and revenue growth. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, plaintiffs’ costs, attorneys’ fees, and such other and further relief as the court may deem just and proper. On December 9, 2013, we filed a motion to dismiss the amended complaint. On June 4, 2014, the court issued an order dismissing the complaint and granting plaintiffs leave to amend their complaint. On June 30, 2014, plaintiffs filed a second amended complaint, which asserts substantially similar claims as those set forth in the first amended complaint. On July 14, 2014, we filed a motion to dismiss the second amended complaint. On October 2, 2014, the court granted plaintiffs leave to file a third amended complaint by October 23, 2014, and denied the motion to dismiss as moot. Plaintiffs filed their third amended complaint on October 23, 2014, which asserts substantially similar claims on behalf of all stockholders that purchased shares between February 1, 2011, and August 9, 2011. We filed a motion to dismiss the third amended complaint on November 10, 2014, and the court denied the motion on March 13, 2015. On April 27, 2015, we filed our answer to the third amended complaint denying the allegations.
In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
There have been no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1
Amended and Restated Credit Agreement by and between the Registrant and Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer; the other lenders party thereto from time to time; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, TD Securities (USA) LLC, and U.S. Bank National Association as Joint Lead Arrangers and Joint Book Managers, dated May 5, 2015

10.2	First Amendment to Lease by and between the Registrant and Seaholm L/R, LLC, dated May 12, 2015

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL:
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
Date: July 23, 2015