Form 10-Q
period 2015-09-30
ATHENAHEALTH INC
filed 2015-10-22
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-33689
athenahealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3387530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Arsenal Street Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At October 20, 2015, the registrant had 38,829,970 shares of common stock, par value $0.01 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$116,712	$73,787
Marketable securities	—	40,950
Accounts receivable, net	144,781	121,710
Deferred tax asset, net	12,504	—
Prepaid expenses and other current assets	32,892	22,627
Total current assets	306,889	259,074
Property and equipment, net	309,072	271,552
Capitalized software costs, net	102,127	56,574
Purchased intangible assets, net	131,995	139,422
Goodwill	229,157	198,049
Investments and other assets	12,162	7,327
Total assets	$1,091,402	$931,998
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$14,219	$9,410
Accrued compensation	75,732	71,768
Accrued expenses	45,652	37,033
Line of credit	—	35,000
Long-term debt	7,500	15,000
Deferred revenue	35,807	28,949
Deferred tax liability, net	—	8,449
Total current liabilities	178,910	205,609
Deferred rent, net of current portion	26,969	19,412
Long-term debt, net of current portion	292,500	158,750
Deferred revenue, net of current portion	55,566	54,473
Long-term deferred tax liability, net	17,631	10,417
Other long-term liabilities	7,676	8,214
Total liabilities	579,252	456,875
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 40,089 shares issued and 38,811 shares outstanding at September 30, 2015; 39,402 shares issued and 38,124 shares outstanding at December 31, 2014	401	395
Additional paid-in capital	499,321	443,259
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive (loss) income	(1,165)	24,188
Retained earnings	14,793	8,481
Total stockholders’ equity	512,150	475,123
Total liabilities and stockholders’ equity	$1,091,402	$931,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Business services	$224,990	$179,711	$638,156	$510,162
Implementation and other	11,078	10,717	29,040	29,223
Total revenue	236,068	190,428	667,196	539,385
Expense:
Direct operating	94,850	79,343	269,306	226,265
Selling and marketing	55,927	45,206	163,705	139,155
Research and development	22,560	18,087	70,675	49,659
General and administrative	34,778	31,800	107,093	91,600
Depreciation and amortization	24,763	17,258	67,216	46,693
Total expense	232,878	191,694	677,995	553,372
Operating income (loss)	3,190	(1,266)	(10,799)	(13,987)
Other income (expense):
Interest expense	(1,620)	(1,244)	(4,192)	(3,784)
Other income (expense)	7,590	26	28,715	(151)
Total other income (expense)	5,970	(1,218)	24,523	(3,935)
Income (loss) before income tax (provision) benefit	9,160	(2,484)	13,724	(17,922)
Income tax (provision) benefit	(3,365)	853	(7,412)	6,074
Net income (loss)	$5,795	$(1,631)	$6,312	$(11,848)
Net income (loss) per share – Basic	$0.15	$(0.04)	$0.16	$(0.31)
Net income (loss) per share – Diluted	$0.15	$(0.04)	$0.16	$(0.31)
Weighted average shares used in computing net income (loss) per share:
Basic	38,714	37,999	38,523	37,783
Diluted	39,536	37,999	39,476	37,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,795	$(1,631)	$6,312	$(11,848)
Other comprehensive income (loss)
Unrealized (loss) gain on securities, net of tax of $501 and $3,485 for the three and nine months ended September 30, 2015, respectively, and $2,976 and $16,629 for the three and nine months ended September 30, 2014, respectively	(746)	(4,934)	(7,709)	27,561
Reclassification adjustments for gains on sales of marketable securities included in net income, net of tax of $3,049 and $11,520 for the three and nine months ended September 30, 2015, respectively	(4,536)	—	(17,136)	—
Unrealized gain (loss) on change in fair value of interest rate swap, net of tax of ($13) and $104 for the three and nine months ended September 30, 2015, respectively, and $142 and $73 for the three and nine months ended September 30, 2014, respectively	23	237	(172)	122
Foreign currency translation adjustment	(200)	(227)	(336)	41
Total other comprehensive (loss) income	(5,459)	(4,924)	(25,353)	27,724
Comprehensive income (loss)	$336	$(6,555)	$(19,041)	$15,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,312	$(11,848)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,869	69,416
Excess tax benefit from stock-based awards	(8,367)	—
Deferred income tax	(1,652)	(6,494)
Stock-based compensation expense	47,943	38,986
Gain on sale of marketable securities	(28,656)	—
Other reconciling adjustments	6	121
Changes in operating assets and liabilities:
Accounts receivable, net	(21,941)	(14,164)
Prepaid expenses and other current assets	(1,296)	(6,352)
Other long-term assets	(2,090)	18
Accounts payable	5,611	5,070
Accrued expenses and other long-term liabilities	4,232	8,387
Accrued compensation	4,085	10,379
Deferred revenue	6,015	1,830
Deferred rent	6,848	8,792
Net cash provided by operating activities	102,919	104,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(77,714)	(41,232)
Purchases of property and equipment	(65,090)	(51,131)
Payments on acquisitions, net of cash acquired	(39,890)	—
Proceeds from sales of marketable securities	29,756	—
Change in restricted cash	—	2,955
Other investing activities	(2,610)	(250)
Net cash used in investing activities	(155,548)	(89,658)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	18,046	19,723
Taxes paid related to net share settlement of stock awards	(20,664)	(28,302)
Excess tax benefit from stock-based awards	8,367	—
Proceeds from line of credit	60,000	—
Payments on line of credit	(95,000)	—
Proceeds from long-term debt	300,000	—
Payments on long-term debt	(173,750)	(11,250)
Debt issuance costs	(987)	—
Net cash provided by (used in) financing activities	96,012	(19,829)
Effect of exchange rate changes on cash and cash equivalents	(458)	(126)
Net increase (decrease) in cash and cash equivalents	42,925	(5,472)
Cash and cash equivalents at beginning of period	73,787	65,002
Cash and cash equivalents at end of period	$116,712	$59,530
Non-cash transactions
Property, equipment, and purchased software recorded in accounts payable and accrued expenses	$13,240	$18,571
Non-cash leasehold improvements	$1,469	$3,047
Tax benefit recorded in prepaid expenses and other current assets	$8,367	$—
Additional disclosures
Cash paid for interest, net	$3,870	$3,514
Cash paid (refunded) for taxes	$139	$(812)

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company,” “we,” or “our”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015, and 2014, and cash flows for the nine months ended September 30, 2015, and 2014. The results of operations for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Related Party Transactions – We have a long-term investment in a vendor. The total expense related to this vendor for the three and nine months ended September 30, 2015 was $6.6 million and $16.5 million, respectively, and was $3.5 million and $7.6 million, for the three and nine months ended September 30, 2014, respectively. The total amount payable to this vendor at September 30, 2015 and December 31, 2014 was $2.2 million and $1.3 million, respectively.
New Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a reduction of the related debt liability rather than as an asset. We have evaluated ASU 2015-03 and determined that its adoption will not have a material effect on our financial position or earnings. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted; however, companies are not permitted to adopt the standard earlier than January 1, 2017. Additionally, the FASB has issued exposure drafts to change certain aspects of ASU 2014-09. We continue to evaluate the expected impact of this new guidance and available adoption methods.
2. ACQUISITIONS
webOMR
On January 23, 2015, we signed an agreement to purchase a suite of internally-developed clinical applications and an electronic health record (“EHR”) system from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”) referred to as webOMR for $22.0 million in cash. This asset is recorded in the capitalized software costs, net line on our Condensed Consolidated Balance Sheet. The agreement also provides for up to an additional $18.0 million in contingent payments upon achievement of certain milestones in the future. In connection with the purchase of the webOMR technology, the parties also entered into a two-year collaboration agreement under which BIDMC will provide ongoing consultation services with respect to the webOMR technology and provide one of its facilities as a testing site for a new inpatient service offering. We purchased webOMR to accelerate our entry into the inpatient market.

Razor Insights
On January 13, 2015, we acquired Razor Insights, LLC (“RazorInsights”), a provider of cloud-based billing and EHR software services to rural and community hospitals, for $40.0 million in cash after net working capital adjustments. We acquired RazorInsights for the assembled workforce, technology, customer base, and to accelerate our entry into the inpatient market. The fair value of net assets acquired, after measurement period adjustments totaling $1.0 million, was $8.9 million, including purchased intangible assets of $7.0 million related to technology acquired and $4.0 million related to customer relationships. The $31.1 million excess of purchase consideration over the fair value of net assets acquired is allocated to goodwill, which is deductible for U.S. income tax purposes. We incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expenses.
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
The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,795	$(1,631)	$6,312	$(11,848)
Weighted average shares used in computing basic net income (loss) per share	38,714	37,999	38,523	37,783
Net income (loss) per share – Basic	$0.15	$(0.04)	$0.16	$(0.31)
Net income (loss)	$5,795	$(1,631)	$6,312	$(11,848)
Weighted average shares used in computing basic net income (loss) per share	38,714	37,999	38,523	37,783
Effect of dilutive securities	822	—	953	—
Weighted average shares used in computing diluted net income (loss) per share	39,536	37,999	39,476	37,783
Net income (loss) per share – Diluted	$0.15	$(0.04)	$0.16	$(0.31)
The computation of diluted net income per share does not include 0.5 million and 0.8 million shares of stock options and restricted stock units for the three and nine months ended September 30, 2015, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. DEBT
On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”). The 2015 Credit Agreement amended and restated our previous credit agreement, dated as of May 10, 2013 (the “2013 Credit Agreement”), and provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). A portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.
The 2015 Credit Agreement contains terms and conditions that are customary to credit facilities of this nature; it may be used to refinance existing indebtedness, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

amount will not cause us to be in breach of our financial covenants, subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty, and the unutilized portion of the commitments may be irrevocably reduced or terminated by us in whole or in part without penalty or premium.
At our option, any loans under the 2015 Senior Credit Facility (other than swing line loans) will bear interest at a rate equal to (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. The interest rate for the 2015 Senior Credit Facility as of September 30, 2015 was 1.70%. We will pay a commitment fee during the term of the 2015 Senior Credit Facility, which varies between 0.20% and 0.40% based on our consolidated leverage ratio.
We incurred financing fees of $1.0 million for the 2015 Senior Credit Facility, which are being amortized as interest expense in the Condensed Consolidated Statements of Income over the five-year term of the agreement.
Future principal payments of the unsecured term loan facility at September 30, 2015 are as follows:

Amount
2015	$—
2016	11,250
2017	15,000
2018	20,625
2019	28,125
Thereafter	225,000
Total	$300,000
Less current portion	7,500
Long-term portion	$292,500

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. As of September 30, 2015, we had $300.0 million outstanding on our term loan facility and we had nothing drawn on our revolving credit facility under the 2015 Credit Agreement. As of December 31, 2014, we had $173.8 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility under the 2013 Credit Agreement. The credit facilities under both credit agreements carry a variable interest rate set at current market rates, and as such, the carrying values approximate fair value.
Our More Disruption Please (“MDP”) Accelerator portfolio is a program designed to cultivate health care information technology start-ups and expand services offered to our physician network. Certain of these investments as of September 30, 2015 and December 31, 2014 are in the form of short-term convertible notes receivable, and are included in prepaid expenses and other current assets; investments that are not classified as short-term are included in investments and other assets on our Condensed Consolidated Balance Sheets. At September 30, 2015, as there is no indication of performance risk and no conversion is currently contemplated, we estimate that the fair value of the notes receivable approximates cost, based on inputs including the original transaction price, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows (Level 3).
Marketable equity securities are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We have designated the interest rate swap agreement as a cash flow hedge. For the three and nine months ended September 30, 2015, no amount was recognized in earnings for our interest rate swap. There was no ineffectiveness associated with the interest rate swap during the three and nine months ended September 30, 2015, nor was any amount excluded from ineffectiveness testing. We do not expect that any of the $0.5 million of pre-tax unrealized losses included in accumulated other comprehensive athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

loss at September 30, 2015, will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. We are exposed to credit loss in the event of non-performance by the swap counterparty.
The estimated fair value of our interest rate swap agreement with a certain financial institution at September 30, 2015 and December 31, 2014 was a liability of $0.5 million and $0.2 million, respectively, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of September 30, 2015, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,000	$—	$—	$10,000
Debt securities:
MDP Accelerator portfolio	$—	$—	$1,250	$1,250
Total assets	$10,000	$—	$1,250	$11,250
Interest rate swap liability (a)	$—	$(521)	$—	$(521)
Total liabilities	$—	$(521)	$—	$(521)

	Fair Value Measurements as of December 31, 2014, Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Marketable equity securities	$40,950	$—	$—	$40,950
Debt securities:
MDP Accelerator portfolio	$—	$—	$750	$750
Total assets	$40,950	$—	$750	$41,700
Interest rate swap liability (b)	$—	$(244)	$—	$(244)
Total liabilities	$—	$(244)	$—	$(244)

(a)	Recorded in other short-term liabilities on the Condensed Consolidated Balance Sheets.

(b)	Recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of September 30, 2015:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance, beginning of period	$1,250	$750
Reductions	—	(250)
Additions	—	750
Balance, end of period	$1,250	$1,250

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

6. INVESTMENTS
We had no available-for-sale securities as of September 30, 2015 due to the sale of our holdings in Castlight Health, Inc. stock.

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
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding the increased levels of automation and volume of our services; implementation services provided by external service providers; expanded sales and marketing efforts; market trends; investments to support continued growth, new service offerings, and infrastructure expansion; uses of the cash generated from the sale of Castlight Health, Inc. stock; activity of stock option exercises and withholding of shares to cover taxes; acceleration of our entry into the inpatient market through use of the webOMR technology and integration of Razor Insights, LLC; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity matters; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our management’s expectations for future financial and operational performance and expenditure, profitability, and business outlook. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue;” the negative of these terms; or other comparable terminology.
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
Overview
athenahealth, Inc. ("athenahealth," the "Company," "we," "our,") provides cloud-based business services that help health care providers achieve and sustain financial health by collecting more revenue and greatly reducing their administrative work burden. These services are designed to minimize the hassles that health care providers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. Our athenahealth-branded services are delivered and consumed through a single instance of our cloud-based platform, athenaNet, which we continuously update to improve our services. These integrated service offerings include: athenaCollector for revenue cycle management and medical billing; athenaClinicals for electronic health record (“EHR”) management; athenaCommunicator for patient engagement and communication; and athenaCoordinator for care coordination.
Each service is supported by a model comprised of three distinct but interconnected components: cloud-based software, network knowledge, and back-office work. Our cloud-based software is provided at no extra charge to users but is the primary conduit through which we exchange information among clients, payers, trading partners, and our staff of experts. Knowledge is infused into each service via our rules engine as we work with clients, payers, and other partners to codify rules associated with reimbursement, clinical quality measures, and other factors related to our clients’ performance, making the network “smarter” and more powerful for all clients. The network’s shared knowledge and transparency also allows clients to monitor and benchmark their performance against those of other clients across the network. The third component to each service is the work that we perform on behalf of our clients. Wherever possible, we replace manual processes with automation, but where automation is not possible, we perform the work on our clients’ behalf. These services range from receiving, scanning, and delivering incoming faxes to tracking claims with insurance payers. This unique service model of software, knowledge, and work is the core of our aligned success model.
We also provide clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) the opportunity to sponsor clinical information and decision support services in order to engage with our Epocrates member network, and offer the sale of subscriptions to Epocrates’ premium drug and clinical reference tools to health care professionals.
For the three and nine months ended September 30, 2015, we generated revenue of $236.1 million and $667.2 million primarily from the sale of our services compared to $190.4 million and $539.4 million for the three and nine months ended September 30, 2014. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.

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
Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services includes revenue from our revenue cycle and practice management service (athenaCollector); EHR management service (athenaClinicals); patient engagement and communication service (athenaCommunicator); care coordination service (athenaCoordinator); subscriptions, sponsored clinical information, and decision support services for our point of care clinical application (Epocrates); and consulting, training, and go-live support. No customers accounted for a significant amount of revenues for the three and nine months ended September 30, 2015 and 2014.
Business services revenue accounted for 95% and 96% of our total revenues for the three and nine months ended September 30, 2015, respectively, compared to 94% and 95% for the three and nine months ended September 30, 2014, respectively. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per statement charge for certain billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Our pharmaceutical clients’ budgeting process impacts the timing of revenue related to sales of sponsored clinical information and decision support services, which have historically been highest in the fourth quarter. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length, and timing of the onset of the cold and flu season. While we believe that the severity, length, and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.

Implementation and other services revenue consists primarily of the amortization of deferred revenue on implementation services, as well as third-party tenant revenue. We expect the amortization of deferred implementation fees to remain constant or decline, as we began including implementation fees in our ongoing monthly rate in 2014 and charging separately for training and go-live services, which can also be purchased from a third-party vendor. Additionally, we expect third-party tenant revenue to decline in the foreseeable future as tenants vacate and we occupy the previously rented space at our corporate headquarters.
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
Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation expense (including stock-based compensation) for sales and marketing employees and marketing programs (including trade shows, brand messaging, and online initiatives). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We expect to continue to increase our investment in sales and marketing by hiring additional personnel and investing in marketing campaigns to increase our access to health care provider organizations, as well as increase the awareness of athenahealth in the marketplace. As a result, we expect that, in the near-term, selling and marketing expense will increase in line with our intended revenue growth. As we begin to leverage lower cost sales channels, we expect selling and marketing expense to decline as a percentage of revenue over time. Selling and marketing expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization, except for amortization related to certain purchased intangible assets.
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
Interest Expense. Interest expense consists primarily of interest costs related to our term and revolving loans under our current credit facility and the amortization of deferred financing fees.
Other Income (Expense). Other income (expense) consists primarily of gains realized from the sale of marketable securities.
Income Tax (Provision) Benefit. Income tax (provision) benefit relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to the fact that we have certain permanent differences which include, but are not limited to, our employee stock purchase plan, the impact of tax deduction limits related to certain of our highly compensated officers, lobbying, and meals and entertainment. We are currently experiencing volatility in our effective tax rate due to the timing of discrete items, which means that they are recorded in the quarter in which they occur and could cause significant differences between the quarterly and annual effective tax rate.

Recent Developments
2015 Senior Credit Facility
On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”). The 2015 Credit Agreement amended and restated our previous credit agreement, dated as of May 10, 2013 (the “2013 Credit Agreement”), and provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). The term loans from the 2013 Credit Agreement were increased by $130.0 million and a portion of those proceeds were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.
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
RazorInsights
On January 13, 2015, we acquired Razor Insights, LLC ("RazorInsights"), a provider of cloud-based billing and EHR software services to rural and community hospitals, for $40.0 million in cash after net working capital adjustments. The fair value of net assets acquired was $8.9 million, including purchased intangibles of $7.0 million related to technology acquired and $4.0 million related to customer relationships. The $31.1 million excess of purchase consideration over the fair value of net assets acquired is allocated to goodwill, which is deductible for U.S. income tax purposes. We incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expenses.
We purchased webOMR and acquired RazorInsights to accelerate our entry into the inpatient market.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a reduction of the related debt liability rather than as an asset. We have evaluated ASU 2015-03 and determined that its adoption will not have a material effect on our financial position or earnings. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted; however, companies are not permitted to adopt the standard earlier than January 1, 2017. Additionally, the FASB has issued exposure drafts to change certain aspects of ASU 2014-09. We continue to evaluate the impact of this new guidance and available adoption methods. We continue to evaluate the expected impact of this new guidance and available adoption methods.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in thousands)				(in thousands)
Business services revenue	$224,990	$179,711	$45,279	25%	$638,156	$510,162	$127,994	25%
Implementation and other revenue	11,078	10,717	361	3%	29,040	29,223	(183)	(1)%
Total	$236,068	$190,428	$45,640	24%	$667,196	$539,385	$127,811	24%
Total revenue for the three and nine months ended September 30, 2015 increased due to an increase in business services revenue.
The increase in business services revenue in each period was primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and practice management service, athenaCollector; EHR management service, athenaClinicals; and patient engagement and communication management service, athenaCommunicator, are as follows:

		As of September 30,
		2015	2014	Change
		Number	Number	Number	Percent
athenaCollector	Physicians	53,129	43,106	10,023	23%
	Providers	72,314	59,415	12,899	22%
athenaClinicals	Physicians	23,741	17,458	6,283	36%
	Providers	31,071	23,053	8,018	35%
athenaCommunicator	Physicians	38,670	29,683	8,987	30%
	Providers	49,986	38,699	11,287	29%
Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in millions)				(in millions)
Collections processed	$4,803.8	$3,843.4	$960.4	25%	$13,548.2	$10,694.9	$2,853.3	27%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in thousands)				(in thousands)
Direct operating	$94,850	$79,343	$15,507	20%	$269,306	$226,265	$43,041	19%

Direct Operating Expense. Direct operating expense increased primarily due to compensation costs, including stock-based compensation expense, which increased $10.5 million and $25.7 million in the three and nine months ended September 30, 2015, respectively, as a result of a 35% increase in headcount from September 30, 2014. We increased headcount due to the increase in the number of providers added to the network, as well as to start a go live support team, during the nine months ended September 30, 2015.
In addition, costs associated with our business partner outsourcing and clearing house activities increased $4.0 million and $10.3 million, as the number of claims that we processed on behalf of our clients increased during the three and nine months ended September 30, 2015, respectively. The total claims submitted on behalf of clients are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in millions)				(in millions)
Total claims submitted	35.8	29.2	6.6	23%	103.6	83.1	20.5	25%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in thousands)				(in thousands)
Selling and marketing	$55,927	$45,206	$10,721	24%	$163,705	$139,155	$24,550	18%
Research and development	22,560	18,087	4,473	25%	70,675	49,659	21,016	42%
General and administrative	34,778	31,800	2,978	9%	107,093	91,600	15,493	17%
Depreciation and amortization	24,763	17,258	7,505	43%	67,216	46,693	20,523	44%
Other income (expense)	7,590	26	7,564	*	28,715	(151)	28,866	*
Total	$145,618	$112,377	$33,241	30%	$437,404	$326,956	$110,448	34%
* Percentage change is not meaningful.
Selling and Marketing Expense. Selling and marketing expense increased for the three and nine months ended September 30, 2015 primarily due to increases in compensation costs and other general selling and marketing-related costs. The increase in compensation, which included commissions and stock-based compensation, for the three and nine months ended September 30, 2015 was $4.5 million and $16.9 million, respectively, and was largely due to a 17% increase in headcount from September 30, 2014. We hired additional sales personnel to focus on adding new customers and increasing penetration within new and existing markets. Additionally, other general selling and marketing-related costs, including online and offline media, production, and events increased by $5.9 million and $7.4 million for the three and nine months ended September 30, 2015, respectively.
Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased $3.6 million and $16.1 million for the three and nine months ended September 30, 2015, respectively, largely due to a 37% increase in headcount from September 30, 2014. The additional research and development personnel were necessary in order to upgrade and expand our service offerings and develop new technologies.
General and Administrative Expense. General and administrative expense increased in the three and nine months ended September 30, 2015, primarily due to compensation costs, including stock-based compensation expense, and lease termination costs. Compensation costs increased $3.0 million and $7.0 million for the three and nine months ended September 30, 2015, respectively, largely due to a 20% increase in headcount from September 30, 2014. Additionally, general and administrative expense increased by $4.5 million in the nine months ended September 30, 2015 due to lease termination costs incurred as a result of our growth.
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three and nine months ended September 30, 2015. This increase was primarily due to $4.9 million and $13.2 million of amortization related to an increase in our software development costs for the three and nine months ended September 30, 2015, respectively, and partially due to $2.7 million and $7.3 million of depreciation due to a higher fixed asset base for those same periods, respectively.
Other Income (Expense). Other income (expense) increased due to gains realized from the sale of marketable securities during the three and nine months ended September 30, 2015.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(in thousands)				(in thousands)
Income tax (provision) benefit	$(3,365)	$853	$(4,218)	(494)%	$(7,412)	$6,074	$(13,486)	(222)%
Effective tax rate	36.7%	34.3%			54.0%	33.9%
Income Tax (Provision) Benefit. The difference in our effective tax rate for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, is primarily due to discrete items, specifically, the sale of marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $116.7 million compared to cash, cash equivalents, and marketable securities of $104.8 million as of September 30, 2014. As of September 30, 2015, we had outstanding indebtedness of $300.0 million compared to $212.5 million as of September 30, 2014.
On May 10, 2013, we entered into the 2013 Credit Agreement that provided for a five-year $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility. The 2013 Credit Agreement contained terms and conditions that are customary to facilities of this nature, and could be used to refinance existing indebtedness, to finance the acquisition of the Arsenal on the Charles, and for working capital and other general corporate purposes.
On May 5, 2015, we entered into the 2015 Credit Agreement, which amended and restated the 2013 Credit Agreement, and provides for the 2015 Senior Credit Facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility. A portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.
The 2015 Credit Agreement contains terms and conditions that are customary to credit facilities of this nature and may be used to refinance existing indebtedness, including indebtedness under the 2013 Credit Agreement, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage ratio, consolidated leverage ratio, and consolidated senior leverage ratio), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020. As of September 30, 2015, we had $300.0 million outstanding on the unsecured term loan facility and we had nothing drawn on the unsecured revolving credit facility. As of September 30, 2015, we had $200.0 million available on the unsecured revolving credit facility. As of September 30, 2015, we were in compliance with our covenants under the 2015 Credit Agreement.
We believe our current sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our 2015 Senior Credit Facility will provide additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients and the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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
Operating Cash Flow Activities
Net income after non-cash and reclassification adjustments contributed an additional $11.3 million to cash provided by operating activities during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The non-cash adjustments were driven by increases in stock-based compensation and depreciation and amortization of $25.4 million related to our headcount and footprint growth. This was offset by an increase in cash used for working capital of

$12.5 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, which was driven by increased receivables as sales increase, the timing of payroll, headcount related growth and timing of customer payments.
Investing Cash Flow Activities
Net cash used in investing activities increased $65.9 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 primarily due to our acquisition of RazorInsights for $39.9 million, net of cash acquired, which is included in the payments for acquisitions line, and our purchase of webOMR for $22.0 million, which is included in the capitalized software development costs line. We expect to continue to increase our investment in capitalized software development costs as we develop new and enhance existing services.
We increased our investments in property and equipment in 2015 by $14.0 million, primarily related to investments in computer equipment to support our data centers and continued improvements to our owned properties, as well as expansion in our leased facilities.
Net cash used in investing activities was offset by $29.8 million of cash provided from the sales of Castlight Health, Inc. stock. We intend to use the cash generated from these sales to fund general corporate purposes such as paying down debt, capital expenditures, investments in our MDP Accelerator program, and future acquisitions.
Financing Cash Flow Activities
Net cash provided by (used in) financing activities increased $115.8 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to $91.3 million of net proceeds received from the 2015 Senior Credit Facility, and $8.4 million of excess tax benefits from to stock-based awards.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises because of the stock price and the increase in the issuance of restricted stock units compared to stock options.
Contractual Obligations
The following table summarizes our long-term contractual obligations and commitments as of September 30, 2015:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Long-term debt (1)	$300,000	7,500	33,750	258,750	—	—
Operating lease obligations (2)	156,194	12,568	27,959	26,196	89,471	—
Purchase obligations	1,901	1,901	—	—	—	—
Other (3)	3,968	—	—	—	—	3,968
Total	$462,063	$21,969	$61,709	$284,946	$89,471	$3,968
(1) We have cash interest requirements due on the 2015 Senior Credit Facility payable at variable rates which are not included in the above table.
(2) We are party to agreements for non-cancelable operating leases for office space and data centers which expire between 2015 and 2030.
(3) “Other” consists of uncertain tax benefits. We have not recognized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of September 30, 2015, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three and nine months ended September 30, 2015 and 2014, approximately 1% of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.
Interest Rate Risk. We had $300.0 million of outstanding borrowings under our 2015 Senior Credit Facility at September 30, 2015. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of September 30, 2015 would result in a change in interest expense of $1.8 million annually.

During the three and nine months ended September 30, 2015, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive (loss) income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swap at fair value, which amounted to a liability of $0.5 million at September 30, 2015.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosure. As of September 30, 2015 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13-cv-945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and its former officers and directors. The complaint asserted claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its initial public offering (“IPO”) and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between February 2, 2011 (the day after the IPO) and August 9, 2011. On October 8, 2013, plaintiffs filed an amended complaint, alleging only claims under the Securities Exchange Act of 1934 and voluntarily dismissing a number of the individual defendants. Plaintiffs allege that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay marketing and negatively impacted the timing of Epocrates’ sales and revenue growth. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, plaintiffs’ costs, attorneys’ fees, and such other and further relief as the court may deem just and proper. On December 9, 2013, we filed a motion to dismiss the amended complaint. On June 4, 2014, the court issued an order dismissing the complaint and granting plaintiffs leave to amend their complaint. On June 30, 2014, plaintiffs filed a second amended complaint, which asserts substantially similar claims as those set forth in the first amended complaint. On July 14, 2014, we filed a motion to dismiss the second amended complaint. On October 2, 2014, the court granted plaintiffs leave to file a third amended complaint by October 23, 2014, and denied the motion to dismiss as moot. Plaintiffs filed their third amended complaint on October 23, 2014, which asserts substantially similar claims on behalf of all stockholders that purchased shares between February 1, 2011, and August 9, 2011. We filed a motion to dismiss the third amended complaint on November 10, 2014, and the court denied the motion on March 13, 2015. On April 27, 2015, we filed our answer to the third amended complaint denying the allegations. Should this litigation continue, we would contest the claims vigorously.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement by and between the Registrant and Kyle Armbrester, dated January 9, 2012

10.2	Employment Agreement by and between the Registrant and Dan Haley, dated July 29, 2013

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial and Administrative Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial and Administrative Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL:
(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statements of Income
(iii) the Condensed Consolidated Statements of Comprehensive Income
(iv) the Condensed Consolidated Statements of Cash Flows
(v) the Notes to Condensed Consolidated Financial Statements

*
 This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

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
Date: October 22, 2015