Form 10-K
period 2015-12-31
ATHENAHEALTH INC
filed 2016-02-04
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,284,454,879 based on the closing price on the NASDAQ Global Select Market on June 30, 2015.
At February 1, 2016, the registrant had 38,957,284 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2015.

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
Overview

athenahealth is a leading provider of cloud-based services and mobile applications for medical groups and health systems. Our mission is to be health care providers’ most trusted service, helping them do well by doing the right thing. We deliver cloud-based services for revenue cycle and practice management, electronic health records (“EHR”), patient engagement, patient access, care coordination, order transmission, population health management, and clinical decision support. Through these services, we connect health care information and processes across the continuum of care and drive meaningful, measurable results for more than 75,000 health care providers nationwide.

Our model combines a cloud-based network, knowledge, and back-office work, which we refer to as network, knowledge and work, to help keep health care providers profitable and prepared for every change. In most cases, we charge clients a percentage of collections for our services, aligning our financial results directly with those of our clients. In 2015, we generated revenue of $924.7 million primarily from the sale of our services, compared to $752.6 million in 2014 and $595.0 million in 2013.

We were incorporated in Delaware on August 21, 1997, as Athena Healthcare Incorporated. We changed our name to athenahealth.com, Inc. on March 31, 2000, and to athenahealth, Inc. on November 17, 2000. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts 02472, and our telephone number is (617) 402-1000.
Market Opportunity
We believe our market opportunity is massive and growing. Our services have historically been focused on the ambulatory health care market. Following our acquisition and integration in 2015 of Razor Insights, LLC, a provider of cloud-based billing and EHR software services to rural and community hospitals, we entered into the acute care market. As we begin to support the full continuum of care, our market opportunity may grow. The health care industry is complex, disconnected, and fragmented, and is largely served by legacy software systems that may not be able to support the current needs for collaboration, flexibility, and interoperability. A disproportionate amount of communication still takes place on paper instead of via automated communications. Outdated, inflexible systems, and paper workflows create significant costs for health care organizations, which suffer from substantial administrative work, duplicated efforts, and errors. The complex business of health care is becoming increasingly more reliant on interoperability – the easy, open flow of clinical and financial information. Whether health systems and medical groups are moving rapidly or slowly towards value-based reimbursement, the success of health systems and medical groups increasingly hinges on their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing efficiency along the way. By allowing athenahealth to address these problems, health care providers can focus on the practice of medicine and free their staff to spend time on higher-value tasks.
The activities required to ensure appropriate payment for health care services rendered have increased in number and complexity for the following reasons:

•
Legislative and regulatory reform efforts.  Legislative reform, including the Patient Protection and Affordable Care Act (“ACA”), has been driving fundamental shifts in the health care reimbursement landscape. For example, as part of the ACA millions of people have been required to purchase health insurance coverage. In addition, the passage of the Medicare Access and Children's Health Insurance Program (“CHIP”) Reauthorization Act of 2015 (“MACRA”) represents a significant upcoming shift in payment and delivery models and codifies the transition from volume-based reimbursement to value-based payments. Also, the Department of Health and Human Services’ (“HHS”) rule adopts the International Classification of Diseases 10th Revision (“ICD-10”) code set for diagnoses and procedures, which represents a more complex and detailed reporting scheme that requires claims to be filed with ICD-10 codes in order to be processed and paid. ICD-10 went into effect in the United States on October 1, 2015.

•
Health benefit plan design.  Health insurers have introduced a wide range of benefit structures, many of which are customized to the unique goals of particular employer groups. Such insurers also continually update their reimbursement rules based on ongoing monitoring of consumption patterns, in response to new medical products and procedures, and to address changing employer demands. This has resulted in an increase in the number of rules regarding who is eligible for health care services, what health care services are eligible for reimbursement, and who is responsible to pay for health care services delivered. It has also resulted in more plans that require a larger proportion of patient contribution for services delivered; these dynamics increase the burden on health systems and medical groups to manage and pursue receivables directly with the patient. Health systems and medical groups need to be continually aware of the diversity and dynamic nature of health benefit plan design.

•
New payment models.  While the fee-for-service framework can be complicated enough, rapidly emerging outcome-based payment models are even more complex, requiring health care providers to capture and provide appropriate data to obtain payments. Accountable care programs also require a much greater focus on care coordination and cost efficiency across multiple health care providers. To complicate reimbursement even further, some models, such as Pay-For-Performance, demand that health care providers first identify programs for which they are eligible, and then enroll in programs, identify eligible patients, and record relevant billing and clinical data for each eligible encounter. These newer models continue to evolve and grow in both number and complexity.

•
Financial incentives for the use of EHRs.  The federal government enacted a financial incentive program through the 2009 Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) for health care providers who demonstrate “Meaningful Use” of a certified EHR technology. While payments under the program do not represent a sustained market opportunity, they have shifted buying patterns since they were instituted, with many health care providers accelerating their purchase of EHRs and making revenue cycle system decisions tied to an EHR selection and their ability to demonstrate "Meaningful Use".

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
Our Strategy
Our mission is to be health care providers’ most trusted service, helping them do well by doing the right thing. In almost all cases, we price our services as a percentage of collections, a strategy that incentivizes us to improve performance and reduce costs through more efficient operations. As medical groups and health systems face rising costs and complexity, they need solutions for a diverse set of problems, including the ever increasing administrative work driven by that increased complexity, new, more complicated reimbursement models, partners’ demand for electronic data exchange, pressure to adopt expensive EHRs, continued changes to federally mandated transaction standards, new payer rules, and the challenges of collecting payments from uninsured, underinsured, and high deductible health plan patients. Health care providers and practices also face time-consuming administrative challenges, such as processing and sorting a practice’s incoming paper documents; identifying and managing payer rules; and having a live operator take patient phone calls after a practice closes for the day.
We believe the traditional software model fails to address these needs. Conventional software does not allow for rapid, intelligent evolution of system functionality and client needs. Additionally, locally-installed software favors larger organizations that can afford a sizable upfront investment in hardware and software, plus the staff to manage and maintain these systems. With the traditional software model, the client is still responsible for all of the back-office work from managing claims to handling time-consuming clinical paperwork.
In contrast, cloud-based software can solve a greater set of problems because it can quickly be updated and delivered to all clients – as a single, shared instance of software – without expensive installations or upgrades. The ability to perform administrative back-office services is also greatly facilitated by cloud-based software. Combining these back-office services, and many more, to our cloud-based network, is the crux of our services model. As our cloud-based software delivers the right knowledge to the right person at the right time, our back-office services execute work, at scale, that would otherwise fall upon the practice.
The connectivity and system infrastructure we provide would normally be unattainable for small independent practices, which make up a large portion of the health care provider market. However, because we automate processes and scale work across our entire provider network, we can efficiently deliver our services to medical practices of every size. By giving small practices the same technical and service infrastructure available to large clients, we provide significant benefits not only to those practices, but also to their clinical exchange and trading partners with whom they share vital information. As practices continue to be acquired or divested by other entities, this strategic flexibility enhances our ability to compete, regardless of whether a practice is independent or owned by a large enterprise.
Key elements of our strategic priorities include:

•
Fully leverage the power of our network. Our ability to leverage the power of our network, which includes over 75,000 providers and over 38 million patients, is one of our greatest differentiators. Through our network, we have the ability to connect doctors to other doctors, to payers, and to patients, and we will continue to find ways to monetize the network effects inherent in our platform.

•
Continue our expansion across the continuum of care.  Our vision is to build a unified clinical experience that allows providers to cross environments (inpatient, outpatient, etc.) without having to log in to different systems. We aim to present a single clinical and financial record, integrating information for the user from any system on which information resides. We have made rapid progress in less than a year on our expansion into delivering services to hospitals and health systems. We will continue to expand our service offerings organically, through acquisitions, and through integration with our More Disruption Please ("MDP") partners’ solutions, to provide solutions for new modalities across every setting of care.

•
Equip providers to win at alternative reimbursement.  We will continue to orient our services to enable clients to participate in pay-for-reporting, pay-for-performance, shared savings, and other bonus payment programs. We will also establish new engagement points to connect with patients, as this stakeholder group will become an increasingly important part of such payment programs.

•
Configure our organization to enable greater scaling efficiencies. We will continuously refine our organizational structure to align with the objectives of achieving greater efficiency and effectiveness in execution. We will find ways to further streamline our business, including, for example, the ways in which we run product demonstrations, manage client onboarding and surface meaningful analysis in our clients' work flows, in an effort to create a better experience for our clients and reduce costs.

Our Services

By combining three distinct but interconnected components – network, knowledge, and work – we empower our clients to achieve and sustain financial health while staying focused on quality patient care. We deliver the majority of our service offerings using a single instance of cloud-based software, which we refer to as athenaNet. Including our clients on the same instance of software creates a network effect. We believe that this network effect enables each client to benefit from the collective experience of other clients. As the network grows, we believe these benefits also expand. athenaNet acts as a conduit for the exchange of information among clients, payers, trading partners, and our staff of experts. It enables us to learn continuously, innovate with agility, and deliver near-instant updates that rapidly improve performance. In addition, our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering faxes to tracking claims with payers and managing denials. We automate this work whenever possible; when automation is not an option, we perform the work at massive scale with our teams of experts. The knowledge we gain from doing work for our clients and discovering ways to improve their performance is culled, curated, and captured within athenaNet through mechanisms that include a patented billing rules engine and clinical quality management engine. As we work with clients, payers, and other industry trading partners, more expert knowledge is infused into each service, which we believe makes athenaNet “smarter” and more powerful for our clients. This unique combination of network, knowledge, and work is fundamental to our service model and value proposition to clients.

We also provide clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) the opportunity to sponsor clinical decision support services in order to engage with our Epocrates® member network and offer the sale of subscriptions to Epocrates’ premium drug and clinical reference tools to health care professionals.

We have developed a number of cloud-based services. We offer various combinations of our services to our clients, depending on whether they are medical groups and practices or hospitals and larger health systems. A description of each service component follows the table below.

As of December 31, 2015, our suite of services included:

Service Components	Service Name
Revenue cycle and practice management	athenaCollector®	athenaOne®
Electronic health records	athenaClinicals®
Patient engagement	athenaCommunicator®
Order transmission	athenaCoordinator®
Patient access, care coordination, and order transmission	athenaCoordinator® Enterprise
Population health management	athenaCommunicator® Enterprise
Clinical decision support	Epocrates®

Revenue Cycle and Practice Management

The foundation of athenahealth’s service portfolio is athenaCollector, its cloud-based revenue cycle and practice management service, which became generally available in 2000. Through this service, athenahealth helps to reduce administrative work and enables clients to improve performance and efficiency under reimbursement models, including Pay-for-Performance.

athenaCollector helps clients improve revenue cycle management by checking patient eligibility prior to appointments, tracking practice activity in real-time and providing a workflow dashboard, as well as performance reporting tools including benchmarks, against other clients on athenaNet. This service helps clients maintain compliance with billing and claims management standards through a patented billing rules engine. athenaCollector also helps clients improve practice management by simplifying workflows related to patient registration, scheduling, check-in, charge entry, referral management, check-out, follow-up, collections, accounting and reporting. It eliminates or reduces many time-consuming activities that typically burden our clients and their staff, allowing them to focus more on patient care and other business priorities.

The patented billing rules engine that powers athenaCollector represents the industry’s largest database of payer-specific reimbursement requirements. It delivers in-depth insight and knowledge that helps clients collect the dollars they have earned.

Our rules engine is updated daily based on information amassed through the collective experience of thousands of clients across the nation and through our research on the complex, evolving requirements of hundreds of payers and thousands of benefit plans. Clients route their day-to-day electronic and paper-based payer claims to us before they go to payers, which we then process using our patented billing rules engine to avoid denials and reimbursement delays and improve practice performance. When denials do occur, our teams of experts work to understand them and add new rules to the engine that help our entire client base avoid future denials.

Our back-office services team partners with clients at all key steps in the revenue cycle, including: coordinating with payers to ensure that providers are properly set up for billing; submitting claims to payers directly or through intermediaries; obtaining confirmation of claim receipt from payers; receiving and processing checks and remittance information from payers and documenting the result of payers’ responses; evaluating denied claims and determining the best approach to appealing or re-submitting claims to obtain payment; billing patients for balances that are due; compiling and delivering management reporting about the performance of clients at both the account level and the provider level; transmitting key clinical data to the revenue cycle workflow to eliminate the need for code re-entry and to permit assembly of all key data elements required to achieve maximum appropriate reimbursement; and providing proactive and responsive client support to manage issues, address questions, identify training needs, and communicate trends.

athenaCollector is offered as a stand-alone solution for revenue cycle and practice management; athenaCollector for Hospitals and Health Systems is offered as a stand-alone revenue cycle solution for hospital clients. In addition, our revenue cycle services are integrated with more comprehensive offerings: athenaOne and athenaOne for Hospitals and Health Systems, respectively. Certain legacy clients may purchase advanced analytical and reporting tools to supplement the native athenaCollector reporting suite. These additional tools were previously offered separately as athenaCoordinator Analytics, but that service is no longer offered on a stand-alone basis.

Electronic Health Records

athenahealth’s cloud-based EHR service is known as athenaClinicals. athenaClinicals is designed to make the documentation and exchange of health information easier by centering the workflow around the patient visit. This service encourages delegation by intelligently surfacing relevant clinical content based on physician behavior across the network, and helps with tedious administrative work associated with managing orders and results. It entered general availability in 2006 and was made available as a stand-alone service in 2010.

athenaClinicals addresses the core clinical workflows of a practice including: a clinical facesheet; encounter documentation; order entry; results viewing; patient call tracking; clinical reminder tracking; and workflow task management. athenaClinicals displays key clinical measures related to the drivers of high-quality, efficient care delivery, lab results requiring review, patient referral requests, prescription requests, patient histories, and summaries of previous exams documented using athenaClinicals. Our cloud-based platform features robust clinical reporting and enables health information exchange so patients can smoothly transition across care settings, which is further enabled by the network effect of athenaNet.

Our unique, powerful quality management engine is continuously updated with clinical guidelines and rules. As reporting and quality programs have collectively become a greater portion of physician revenue, clinical data must be captured according to the requirements and incentives of different payers and plans. Our quality management engine is designed to: identify the specific clinical activities required to meet Pay-for-Performance and outcome-based programs, including the Medicare and Medicaid Meaningful Use and Physician Quality Reporting System, programs, access medication formularies, and identify potential medication errors (such as drug-to-drug interactions or drug-allergy reactions). In an effort to drive continuous improvement, our quality management team proactively monitors client performance throughout the year, compares it to national benchmarks, and recommends ways to optimize our clients’ performance based on clinical workflow best practices and our analysis of thousands of providers across the network.

Health systems and medical groups that use an EHR can still receive a substantial number of paper clinical documents from third parties, creating a significant administrative burden. Our service operations team captures inbound paper documents, converts them to electronic format, attaches them to the appropriate patient chart, classifies them according to type, and associates results with the original order where applicable. Additionally, even if the provider creates an order in the EHR, the intended recipient may not accept orders electronically; in that case, our service operations team converts the electronically generated order to paper for delivery on the client’s behalf. We also perform many of the Pay-for-Performance program identification and enrollment tasks on behalf of clients so they can participate without significant upfront research and effort. In addition, we have worked with the National Committee for Quality Assurance, to have our services approved for automatic credit scores that are transferable to eligible client practices submitting for Patient-Centered Medical Home recognition.

athenahealth also offers an EHR service to clients who provide care in the acute care setting – athenaClinicals for Hospitals and Health Systems – which transforms the core athenaClinicals services so that they are appropriate for the additional requirements of a non-ambulatory setting. Both athenaClinicals and athenaClinicals for Hospitals and Health Systems are also offered as part of comprehensive solutions: athenaOne and athenaOne for Hospitals and Health Systems, respectively.

Patient Engagement

athenahealth’s cloud-based patient engagement and communication service, known as athenaCommunicator, entered general availability in 2010 and continues to help providers deepen their relationships with their patients. This service offers a unique approach to patient communication by combining a web-based automated messaging platform and patient portal with the ability to speak to live operators for patients who receive specific call types. The automated messaging platform delivers phone calls, SMS messages, and e-mails to patients, including appointment reminders, past due balance alerts, disease management initiatives, secure test results, and other compliance-driven campaigns. Our patient portal enables patients to express communication preferences, view lab results, review appointment information, exchange secure messages with providers, update personal information, and pay bills. Clients who also use athenaClinicals can choose to allow their patients to view specific portions of their medical record via the patient portal. athenaCommunicator enables clients to build a highly flexible set of communication rules with their patients. They can set patient or group-specific communication preferences that will automatically tailor communications to the preferred timing and mode of delivery, including phone call, SMS message, e-mail, or patient portal. Additionally, we print and mail paper statements to patients on behalf of the client to assist with patient payment collection. Collectively, these activities expand the availability of the medical practice to patients and help alleviate the burden of administrative communications, freeing staff to focus on more critical tasks.

Order Transmission

athenaCoordinator is athenahealth’s EHR-agnostic, cloud-based order transmission service, which entered general availability in 2012. While most clients who use athenaClinicals are included in the receiver network, clients also include stand-alone facilities that receive orders via a “lite” portal to streamline receipt from their senders. athenaCoordinator moves patients and their information seamlessly across care settings, regardless of EHR or organizational boundaries, with direct scheduling available between providers. athenahealth teams build and manage all interfaces and connections, giving providers immediate access to a network of over 112,000 provider and care entities, including nearly every national lab, pharmacy, and registry. Providers get key patient and referral data exactly when it is needed, helping to eliminate time-consuming work associated with coordinating care. Through athenaCoordinator, clients gain visibility into patient care occurring outside of their organization, and patients are able to experience better access, quality and convenience. Organizations can access a rapidly growing marketplace of industry-leading, integrated third-party applications designed to improve performance.

Patient Access and Care Coordination

athenaCoordinator Enterprise is athenahealth’s cloud-based care coordination, patient access, and order transmission service. It was first offered in 2011 after the acquisition of Proxsys, LLC. athenaCoordinator Enterprise is targeted at health systems navigating the difficult and costly work associated with coordinating care among multiple providers and trading partners in order to manage diverse populations of patients. This service enables smooth transitions in care, with direct scheduling across the client’s organization and secure mobile and desktop messaging for provider collaboration.

athenaCoordinator Enterprise delivers more control and cuts down on work by streamlining and automating workflows. athenahealth’s service teams perform tasks that typically burden clients, including insurance verification, financial clearance, pre-certification, and referral authorization, in an effort to create workflow efficiencies and free up staff time and resources. athenaCoordinator Enterprise facilitates easy order entry and status checks for ordering providers. This service also supports patient access by enabling clients to directly schedule patients for appointments with trading partners that use athenaCollector to manage appointments and aggregates data from disparate EHRs to create a shared view of each patient’s clinical and financial information.

Population Health Management

athenaCommunicator Enterprise is athenahealth’s population health management service. This comprehensive, cloud-based service combines software and analytics to execute, track, and coordinate care across a provider’s network. After clients transfer data from payers, finance systems, laboratories, clinical repositories, and/or EHRs, athenaCommunicator Enterprise processes and integrates that data and provides a platform through which clients can glean important insight into and manage the health of their patient population. athenahealth began offering population health management services in 2012 after the acquisition of Healthcare Data Services LLC.

Clinical Decision Support

In addition to providing native decision support functionality into its suite of service offerings, athenahealth also offers stand-alone applications to providers at the point of care. These services, provided through the Epocrates brand, center around a variety of clinical information and decision support offerings available through health care providers’ mobile devices. Epocrates services include: drug and disease information, medical calculator and tools, clinical guidelines, clinical messaging, market research, and formulary hosting. athenahealth began offering clinical decision support services through the acquisition of Epocrates in 2013.The majority of health care professionals using our clinical information services access the free versions of our applications; premium subscriptions for some of these services are available, and some services are sponsored by clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) that seek opportunities to engage with our network of members. The Epocrates network of members consists of over one million health care professionals, including approximately 50% of U.S. physicians. The features available through our Epocrates application help health care professionals make more informed prescribing decisions, improve workflow, and enhance patient safety.
Research and Development
In response to changes in the market, and to better serve medical groups and health systems, our research and development efforts focus on enhancing our service offerings. All of our clients use the same version of athenaNet, with some rules designed to take effect locally for particular clients. We continually update our software and rules, and execute frequent, periodic releases of new software functionality for our clients. Our software development life cycle methodology ensures that each software release is properly designed, built, tested, and rolled out. Our software development technologists are primarily located in the United States; we complement this team’s work with software development services from third-party technology development providers, as well as our own employees at our development center operated through our subsidiaries in India. In addition to our core software development activities, we dedicate full-time staff to our ongoing development and maintenance of our rules database. We also employ program management and product management personnel, who work continually on improvements to our service operations processes and our service design, respectively.
Operations
Our operations team assists clients at each critical step in the revenue, clinical, patient engagement, and care coordination workflow, and provides services that include insurance benefits packaging, insurance eligibility confirmation, claims submission, claims tracking, remittance posting, denials management, payment processing, formatting and submission of lab requisitions, and monitoring and classification of all inbound faxes. Additionally, we use third parties for data entry, data matching, data characterization, and outbound and inbound telephone services.
We depend on satisfied clients to succeed, and have aligned our financial goals with that of our clients. Our client contracts require minimum commitments by us on a range of tasks, including claims submission, payment posting, claims tracking, and claims denial management. We also make a commitment to our clients that athenaNet will be accessible 99.7% of the time, excluding scheduled maintenance windows. Each quarter, our management conducts a survey of clients to identify client concerns and track progress against client satisfaction objectives. In our most recent survey, our net promoter score was 40.7. The net promoter score is the percentage of clients who chose 9 or 10 (defined as promoters) less the percentage of clients who chose 0 through 6 (defined as detractors) on a scale of 1 to 10 when asked if they would recommend our services to a trusted friend or colleague.
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

•	active, real-time performance monitoring for clients with complex and highly-scaled operations.

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
Direct Sales
We sell our services primarily through our direct sales force, which is divided into four groups for sales of athenahealth-branded services: the enterprise team, which is dedicated to serving the very largest managed care organizations, as well as those with high growth potential; the group team, which is dedicated to medical practices with seven to 150 physicians; the small group team, which is dedicated to practices with one to six physicians; and the hospital team, which is dedicated to hospitals and hospital-owned clinics and medical groups with 50 beds or less. We also have sales teams dedicated to sales of our Epocrates-branded services for pharmaceutical and other institutional clients. Our sales force is supported by personnel in our marketing organization, who provide specialized support for promotional and selling efforts. Due to our ongoing service relationship with clients, we conduct a consultative sales process, which includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services.
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
Marketing and Awareness Initiatives
Our marketing and sales objectives are designed to increase awareness of our company, establish the benefits of our service model, and build credibility with prospective clients so they will view our company as a trustworthy long-term service provider. To execute on this strategy, we have designed and implemented specific activities and programs aimed at converting leads to new clients. In addition, we use the Epocrates member network as a lead-generation platform for selling our athenahealth-branded services.
Our marketing and awareness initiatives are generally targeted toward specific segments of the health care market. These marketing programs include:

•	television, print, and digital advertising;

•
sponsored pay-per-click search advertising and other Internet-focused awareness-building efforts (such as social media, online videos, webinars, targeted messages to users through our services, and destination websites covering compliance and other issues of interest to medical practices);

•	public relations activities aimed at generating media coverage;

•	thought leadership through blog posts, opinion pieces, and speaking engagements;

•	participation in industry-focused trade shows;

•	targeted mail, e-mail, and phone calls to health systems and medical groups;

•	informational meetings (such as strategic retreats with targeted potential clients); and

•	dinner seminars.
Competition
We have experienced, and expect to continue to experience, intense competition in the marketplace. Our primary competition uses locally-installed software to manage the various clinical and financial workflow needs within the medical group or health system. Other nationwide competitors offer services they refer to as “on-demand” or “software-as-a-service” models, under which software is centrally hosted and services are provided from central locations. Companies that sell practice management, EHR, care coordination software and services, and/or population health management services include: AdvancedMD, Inc.; Allscripts Healthcare Solutions, Inc.; CareCloud Corporation; Cerner Corporation; eClinicalWorks, LLC;

Epic Systems Corporation; Greenway Health, LLC; McKesson Corp.; NextGen Healthcare Information Systems, LLC; Optum, Inc.; Practice Fusion, Inc.; Quality Systems, Inc.; and SCI Solutions, Inc.
The principal competitive factors in our industry include:

•	ability to quickly adapt to the increasing complexity of the health care reimbursement system;

•	size and scope of payer rules knowledge;

•	ability to introduce only relevant rules into the workflow at the point of care;

•	ease of use and rates of user adoption;

•	product functionality and scope of services;

•	scope of network connections to support electronic data interactions;

•	performance, security, scalability, and reliability of service;

•	sale and marketing capabilities of the vendor; and

•	financial stability of the vendor.
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
Our Epocrates-branded services compete for users of the types of clinical reference tools that we offer and for budget dollars from pharmaceutical, managed care, and market research clients. Competitors providing clinical content include Medscape, a division of WebMD, LLC, and UpToDate, Inc., a division of Wolters Kluwer Health. The primary competition for pharmaceutical promotional spend comes from companies, such as WebMD, that offer other marketing channels to health care professionals. We compete primarily on our ability to reach and communicate with health care professionals under the Epocrates brand, which is recognized and endorsed among health care professionals as a trusted and accurate source of drug and clinical information; the breadth and loyalty of this large and active network is not easily replicated, and it enhances our ability to market our sponsored services.
Government Regulation
Although we generally do not contract with U.S. state or local government entities, the services we provide are subject to a complex array of federal and state laws, including regulation by the Centers for Medicare and Medicaid Services (“CMS”) of the HHS, as well as additional regulation.
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
The HIPAA Privacy and Security Rules apply directly to covered entities, such as health care providers who engage in HIPAA-defined standard electronic transactions, health plans, and health care clearinghouses. Because we translate electronic transactions to and from the HIPAA-prescribed electronic forms and other forms, we are a covered entity in our capacity as a clearinghouse. In other capacities where we create, receive, maintain, or transmit protected health information on behalf of our clients or other parties, we serve as a business associate. HIPAA generally requires the execution of business associate agreements to ensure that the business associate will appropriately safeguard protected health information. Our business associate agreements obligate us to provide adequate written assurances that we will properly safeguard the privacy and security of protected health information exchanged pursuant to each agreement. We also must enter into business associate agreements with entities who act as business associates for us, to clarify and limit the business associates' permissible uses of protected health information.
HIPAA Transaction Requirements.    HIPAA also requires that certain electronic transactions related to health care billing must be conducted using prescribed electronic formats. As a covered entity subject to HIPAA, we must meet these requirements, and, moreover, we must structure and provide our services in a way that supports our clients’ HIPAA compliance obligations.
HITECH Act and HIPAA Omnibus Rule.    The HITECH Act, the regulations issued under it, and the corresponding amendments to the HIPAA regulations in the HIPAA Omnibus Rule, have altered and enhanced our obligations with respect to protected health information.
State Laws.    In addition to HIPAA and the HITECH Act, most states have enacted laws related to the security of confidential medical information. Such state laws, if more stringent than HIPAA and the HITECH Act, are not preempted by the federal requirements, and we must comply with them.
Government Regulation of Reimbursement
Our clients are subject to regulation by a number of governmental agencies, including those federal and state agencies that administer the Medicare and Medicaid programs. Given the breadth of these laws, they are potentially applicable to our business activities, including the transactions that we undertake on behalf of our clients and the financial arrangements through which we market, sell, and distribute our services. Accordingly, we are sensitive to legislative and regulatory changes in, and limitations on, the government health care programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous legislative and administrative actions that have affected government programs. It is possible that federal or state governments will implement future reductions, increases, or changes in reimbursement under government programs that adversely affect our business, our client base, or our cost of providing our services.
Fraud and Abuse
A number of federal and state laws prohibit a variety of activities that could result in excessive expenditure of funds on health care, such as the payment of kickbacks, fraudulent billing, and referrals for health care services where a conflict of interest exists. These laws, generally referred to as “fraud and abuse laws,” include, but are not limited to:
Anti-Kickback Laws.    The federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by a federal health care program, including Medicare or Medicaid. Courts have construed the federal Anti-Kickback Statute broadly to mean that a financial arrangement may violate this law if any one of the purposes of an arrangement is to encourage patient referrals or other federal health care program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited and narrow statutory exceptions and regulatory safe harbors that may protect some arrangements from enforcement penalties.
False or Fraudulent Claim Laws.    There are numerous federal and state criminal and civil laws that prohibit, among other things, the submission of false information, or the failure to disclose information, in connection with the submission and payment of claims for reimbursement. In some cases, these laws also prohibit abuse in connection with such submission and payment, including, for example, by systematic over treatment or duplicate billing for the same services to collect increased or duplicate payments. How these concepts apply to services such as ours that rely substantially on automated processes has not been well defined in the regulations or relevant case law, particularly since false or fraudulent claim laws often contain a knowledge qualifier. Given the lack of legal authority on this issue, our errors with respect to the formatting, preparation, or transmission of claims, and certain mishandling by us of claims information that is supplied by our clients or other third parties, may be alleged, or determined to be, false claims under a false claims law.
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
Stark Law.    The Ethics in Patient Referrals Act, known as the Stark Law, prohibits certain types of referral arrangements between physicians and health care entities. Physicians are prohibited from referring patients for certain designated health services reimbursed under certain federal health care programs to entities with which they or their immediate family members have a financial relationship or an ownership interest, unless such referrals fall within a specific exception. Reimbursement claims that we submit for care rendered under prohibited referrals could potentially violate the Stark Law, or be deemed false or fraudulent, resulting in liability under the Stark Law or other fraud and abuse laws.
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
Electronic Prescribing Laws
States have differing prescription format and signature requirements. Due in part to recent industry initiatives, federal law and the laws of all 50 states now permit the electronic transmission of prescription orders. In addition, effective on January 1, 2006, the HHS promulgated its final E-Prescribing and the Prescription Drug Program regulations. These regulations, issued pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”), consist of detailed standards and requirements, in addition to the HIPAA standards discussed previously, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. Aspects of our services are affected by such regulation, as our clients need to comply with these requirements. To the extent states have specific legal requirements which include state approval of the systems used to transmit electronic prescriptions, athenaClinicals has been approved.
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
If our computer software functionality is considered a medical device under the FDCA, we could be subject to additional regulatory requirements. FDA regulations govern, among other things, product development, testing, manufacturing, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export. FDA requirements with respect to devices that are determined to pose lesser risk to the public include:

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
Intellectual Property
We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, databases, and our brand. We have filed U.S. and international patent applications covering certain of our proprietary technology. As of December 31, 2015, we held fourteen U.S. patents and two foreign patents, with a number of U.S. patent applications and foreign patent applications pending. Our issued U.S. patents are expected to expire between 2020 and 2031. We also rely on a combination of registered and unregistered trademarks and service marks to protect our brand. We will continue to file and prosecute applications for patents and trademarks when and where appropriate to protect our rights in proprietary technologies and our brand.
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

Employees
As of December 31, 2015, we had 4,668 full-time employees, with 2,296 in service operations, 668 in sales and marketing, 1,280 in research and development, and 424 in general and administrative functions. Of these full-time employees, 3,973 were located in the U.S. and 695 were located in India. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.
Financial Information
The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
Where You Can Find More Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website (www.athenahealth.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications (“IDEA”) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
EHR and practice management software for health systems and medical groups has historically been dominated by large, well-financed, and technologically sophisticated entities that have focused on software solutions. Some of these entities are now offering “hosted” services or a “software-as-a-service” model under which software is centrally administered, and these vendors may also provide administrative and billing services. The size, financial strength, and breadth of offerings of the larger entities are increasing as a result of continued consolidation in both the information technology and health care industries. We expect large integrated technology companies to continue to become more active in our markets, both through acquisition and internal investment. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we possess. In addition, a few smaller companies have started providing single-instance, Internet-based software using a model similar to ours; the offerings of these smaller companies may reduce the perceived competitive advantage of our services and impact our market share. Further, while the market for patient engagement, population health and care coordination services is growing and is not as yet dominated by a small group of vendors with significant resources, our patient engagement, population health, and care coordination services face competition from a wide variety of market participants. For example, certain health systems have developed their own patient portals, care coordination systems. If we fail to distinguish our patient engagement, population health, and care coordination offerings from the other options available to health care providers, the demand for and market share of those offerings may decrease.
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
Some of our current large competitors, such as Allscripts Healthcare Solutions, Inc.; Cerner Corporation; Epic Systems Corporation; McKesson Corp.; NextGen Healthcare Information Systems, LLC; and Quality Systems, Inc., have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. We expect to face new competitors as we continue to develop and offer services for the inpatient market. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our integrated offerings. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. In addition to new niche vendors, who offer stand-alone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions, which have information systems in place with clients in our target markets. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our services, but that offer ease of integration with existing systems and that leverage existing vendor relationships.
If we are unable to retain existing members of our Epocrates network and attract new members, especially physician members with desired characteristics for our interactive services who actively participate in those services, our revenue will decline, the anticipated benefits of our Epocrates acquisition may not be realized, and our business will suffer.
Members of our Epocrates network who subscribe to our premium drug and clinical reference products usually do so for a term of one year and may elect to cancel the subscription for any renewal terms. Under certain circumstances, our members may cancel their subscriptions prior to expiration. Factors that may affect the retention rate of our existing members and the rate at which we attract new members for our drug and clinical reference tools include:

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
The market for cloud-based services for health care information technology remains narrowly based, and it is uncertain whether these services will achieve and sustain the high levels of demand and market acceptance we anticipate. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of cloud-based services in general, and for their revenue, clinical, and patient cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to a cloud-based service. Furthermore, some enterprises may be reluctant or unwilling to use cloud-based services, because they have concerns regarding the risks associated with the security and reliability, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition, or operating results.
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
Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. We have fourteen issued U.S. patents, two issued foreign patents, and a number of U.S. and foreign patent applications pending as of December 31, 2015. The scope of our issued patents may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future.
Our agreements with clients and users and with certain vendors and strategic partners limit their use of, and retain our rights in, our intellectual property and proprietary information and grant us ownership of intellectual property created in the performance of those agreements to the extent that it relates to the provision of our services. In addition, we require certain of our employees and consultants to enter into confidentiality and assignment of inventions agreements and certain of our vendors and strategic partners to agree to contract provisions regarding confidentiality and non-competition. However, these agreements may be breached, and we may not have adequate remedies for any such breach. Further, no assurance can be given that these agreements will be effective in preventing the unauthorized access to, or use of, our proprietary information or the reverse engineering of our technology. In any event, these agreements do not prevent our competitors from independently developing technology or authoring clinical information that is substantially equivalent or superior to our technology or the information we distribute. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case.
In addition, our platforms incorporate “open source” software components that are licensed to us under various public domain licenses. Open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown. For example, some open source licenses require that those using the associated code disclose modifications made to that code and that such modifications be licensed to third parties at no cost. There can be no assurance that efforts we take to monitor the use of open source software to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code will be successful, and such use could inadvertently occur.
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
The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, our business involves the systematic gathering and analysis of data about the requirements and behaviors of payers and other third parties, some or all of which may be claimed to be confidential or proprietary. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. Our technologies may not be able to withstand such third-party claims of rights against their use, and we could lose the right to use technologies that are the subject of such claims. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and some require us to indemnify our clients, partners, and third-party service providers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Indemnification obligations of our partners and third-party service providers may not be effective or adequate to protect us or the indemnifying party may be unable to uphold its contractual obligations.
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
We have entered into service agreements with Dell Marketing L.P., a subsidiary of Dell, Inc., and Access Healthcare Services USA, LLC to provide data entry and other services from facilities located in India and the Philippines to support our client service operations. Among other things, these providers process critical claims data and clinical documents. In addition, we rely on our banking partner, U.S. Bank, for depositing client funds that we collect into our clients’ bank accounts. If such services fail or are of poor quality, our business, reputation, and operating results could be harmed. Failure of these service providers to perform satisfactorily could result in client dissatisfaction, disrupt our operations, and adversely affect operating results. With respect to these service providers, we have significantly less control over the systems and processes involved than if we maintained and operated them ourselves, which increases our risk. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources, and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients, and reduction of our revenue or operating margin.
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
In the foreign countries where we operate, local laws and customs may differ from those in the U.S. For example, it may be a local custom in certain countries for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business, and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.

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

As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions or investments, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities. For example, in 2015, we acquired Razor Insights, LLC (“RazorInsights”), a provider of cloud-based billing and EHR software services to rural and community hospitals, and purchased a suite of internally-developed clinical applications and an EHR system from Beth Israel Deaconess Medical Center, to accelerate our entry into the inpatient market. We may not successfully use the webOMR technology to accelerate the development of our service offerings and integrate RazorInsights’ service offerings and realize the expected benefits of these acquisitions. Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, additional amortization expenses, or impairment of goodwill and purchased long-lived assets, any of which could harm our financial condition, operating results, or value of our common stock.
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
Because clients rely on our services to collect, manage, and report clinical, business, and administrative data-including information to assist providers in tracking and treating ill patients-and members rely on our services to provide timely and accurate information regarding medical conditions and medicines, they may have a greater sensitivity to service errors and security vulnerabilities than clients of software products in general. Any operational delay in or failure of our technology or service processes may result in the disruption of patient care and could cause harm to patients and thereby give rise to a product liability claim or errors or omissions claim. Such claims could subject us to significant legal defense costs and adverse publicity, regardless of the merits or eventual outcome of those claims. Limitations of liability and disclaimers that purport to limit our liability for damages related to defects in our software or content which we may include in our subscription and services agreements may not be enforced by a court or other tribunal or otherwise effectively protect us from related claims. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts.
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
In addition, we use third-party technology and service providers, and our clients may authorize or enable third parties to access their data or the data of their patients. For example, we depend on third-party service providers for processing claims data and clinical documents for our clients and we partner with other health care information technology companies to offer our clients more seamless integration with those companies through electronic interfaces. Vendor management programs and processes for assessment of our partners' information security which we have designed cannot provide absolute security. Our clients may have their own computer systems (whether internally developed or provided by a third party) to manage, store, and transmit clinical and financial data, which may interact with or contain information obtained from our services. Because we do not control our vendors’, partners’, or clients’ information security systems, we cannot ensure the complete integrity or security of these systems. A security breach of our vendors’, partners’, or clients’ system may damage our reputation, adversely affect our ability to attract new clients, cause existing clients to cancel their contracts, subject us to third-party lawsuits, all of which could adversely affect our operating results.
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
The ability to access our systems is critical to our clients’ administration of care, cash flow, and business viability. Our operations and facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) earthquake, fire, flood, hurricane, and other natural disasters; (iii) terrorism and acts of war; (iv) software and hardware errors, failures, or crashes in our systems or those of others; and (v) computer viruses, hacking, and similar disruptive problems in our systems or those of others. We attempt to mitigate these risks through various means, including redundant infrastructure, disaster recovery plans, business continuity plans, separate test systems, and change control and system security measures, but our precautions will not protect against all potential problems. If users’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to those clients or medical information relevant to patient care. Our plans for disaster recovery and business continuity rely in part upon third-party providers of related services, and if those vendors fail us at a time that our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Our business interruption insurance only covers some, but not all, of these potential events, and even for those events that are covered, it may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events, including, for example, loss of market share and diminution of our brand, reputation, and member and client loyalty.
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
Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and clients, adversely affect our brands and business, and expose us to third-party liabilities. The insurance coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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
We offer certain electronic claims submission services for which we rely on content from clients, payers, and others. Features and safeguards we have implemented to maximize the accuracy and completeness of claims content may not be sufficient to prevent inaccurate claims data from being submitted to payers. Should inaccurate claims data be submitted to payers, we may experience poor operational results and may be subject to liability claims, which could damage our reputation with clients and result in liability claims that increase our expenses.
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
The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our services. We attempt to limit by contract our liability for damages; have our members assume responsibility for medical oversight and dosing decisions; and require that our clients assume responsibility for medical care and approve key system rules, protocols, and data. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, be binding upon patients, or otherwise protect us from liability for damages. Furthermore, general liability and errors and omissions insurance coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.
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
HIPAA and other Health Privacy Regulations.    There are numerous federal and state laws related to patient privacy. In particular, HIPAA includes privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of individually identifiable health information in electronic form. HIPAA also specifies formats that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Because we translate electronic transactions to and from HIPAA-prescribed electronic formats and other forms, we are considered a clearinghouse and, as such, a covered entity subject to HIPAA. In addition, our clients are also covered entities and are mandated by HIPAA to enter into written agreements with us – known as business associate agreements – that require us to safeguard individually identifiable health information. Business associate agreements typically include:

•	a description of our permitted uses of individually identifiable health information;

•	a covenant not to disclose that information except as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

•	assurances that appropriate administrative, physical, and technical safeguards are in place to prevent misuse of that information;

•	an obligation to report to our client any use or disclosure of that information other than as provided for in the agreement;

•	a prohibition against our use or disclosure of that information if a similar use or disclosure by our client would violate the HIPAA standards;

•	the ability of our clients to terminate the underlying support agreement if we breach a material term of the business associate agreement and are unable to cure the breach;

•	the requirement to return or destroy all individually identifiable health information at the end of our support agreement; and

•	access by the HHS to our internal practices, books, and records to validate that we are safeguarding individually identifiable health information.

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

•
Prescribing Laws.    The use of our software by physicians to perform a variety of functions relating to prescriptions, including electronic prescribing, electronic routing of prescriptions to pharmacies, and dispensing of medication, is governed by state and federal law, including fraud and abuse laws, drug control regulations, and state department of health regulations. States have differing prescription format requirements, and, due in part to recent industry initiatives, federal law and the laws of all 50 states now provide a regulatory framework for the electronic transmission of prescription orders. Regulatory authorities such as the HHS’ Centers for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EHR technologies. Any determination that we or our practice clients have violated prescribing laws may expose us to liability, loss of reputation, and loss of business. These laws and requirements may also increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•
Electronic Health Records Laws.    A number of federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect how such technology is provided. As a company that provides EHR functionality, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities. The software component of our athenaClinicals service was certified as a 2014 Edition compliant Complete EHR by an ONC-ATCB in accordance with the applicable certification criteria adopted by the Secretary of the HHS. However, such certification does not represent an endorsement of our athenaClinicals service by HHS or guarantee the receipt of incentive payments. We cannot be certain that our system will meet future requirements.

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

•
Medical Device Laws.    The U.S. Food and Drug Administration ("FDA") has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In addition, in February 2011 the FDA issued a final rule regarding regulation of Medical Device Data Systems ("MDDS"), which are systems that are intended to transfer, store, convert, or display medical device data. While EHRs are expressly exempted from the final rule, it is possible that future changes in our services could involve the transfer, storage, conversion, or display of medical device data. In April 2014, a draft report developed by the FDA, ONCHIT, and the Federal Communications Commission, was released proposing a regulatory framework for health information technology for the purpose of promoting innovation, protecting patient safety, and avoiding regulatory duplication. To the extent that our software is considered a medical device under the policy or an MDDS under the final rule, or is the subject of additional regulation promulgated as a result of the report, we, as a provider of application functionality, could be required, depending on the functionality, to:

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
In the past few years, various entities and federal programs have provided subsidies for services similar to ours, including EHR initiatives. We cannot guarantee that we will be able to continue to qualify for and participate in such subsidy programs in the future. To the extent that we do not participate in such programs, demand for our services may be reduced, which may decrease our revenues.

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
Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which they might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	our classified board of directors and limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to make, alter, or repeal our by-laws.
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
Our corporate headquarters is located in Watertown, Massachusetts on the Arsenal on the Charles campus, which we own. The Arsenal on the Charles is a 29-acre, multi-building, commercial property. It includes approximately 762,000 square feet of office space. In May 2013, we purchased the Arsenal on the Charles campus where we were leasing space for our headquarters and related operating activities prior to the transaction. We currently occupy 415,353 square feet of these facilities and lease the remainder to third parties. Additionally, we own a complex of buildings, including approximately 210,400 square feet of office space, on approximately 53 acres of land in Belfast, Maine, as well as a conference and training facility on approximately 396 acres of land in Northport, Maine.
We lease the remainder of our facilities in various locations in the United States, including: Atlanta, Georgia; Austin, Texas; Princeton, New Jersey; and San Francisco, California; and in Chennai, India. Additionally, we operate data centers nationwide.

Item 3.	Legal Proceedings.

On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13-cv-945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and its former officers and directors. The complaint asserted claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its initial public offering (“IPO”) and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between February 2, 2011 (the day after the IPO) and August 9, 2011. On October 8, 2013, plaintiffs filed an amended complaint, alleging only claims under the Securities Exchange Act of 1934 and voluntarily dismissing a number of the individual defendants. Plaintiffs allege that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay marketing and negatively impacted the timing of Epocrates’ sales and revenue growth. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, plaintiffs’ costs, attorneys’ fees, and such other and further relief as the court may deem just and proper. On December 9, 2013, we filed a motion to dismiss the amended complaint. On June 4, 2014, the court issued an order dismissing the complaint and granting plaintiffs leave to amend their complaint. On June 30, 2014, plaintiffs filed a second amended complaint, which asserts substantially similar claims as those set forth in the first amended complaint. On July 14, 2014, we filed a motion to dismiss the second amended complaint. On October 2, 2014, the court granted plaintiffs leave to file a third amended complaint by October 23, 2014, and denied the motion to dismiss as moot. Plaintiffs filed their third amended complaint on October 23, 2014, which asserts substantially similar claims on behalf of all stockholders that purchased shares between February 1, 2011, and August 9, 2011. We filed a motion to dismiss the third amended complaint on November 10, 2014, and the court denied the motion on March 13, 2015. On April 27, 2015, we filed our answer to the third amended complaint denying the allegations in the third amended complaint. On September 22, 2015, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. The court preliminarily approved the settlement on December 16, 2015 and set a final approval hearing for May 2016.

On May 21, 2015, a class action petition was filed by St. Louis Heart Center, Inc. in the State Circuit Court of St. Louis County, Missouri, against athenahealth. The petition alleges we violated the Telephone Consumer Protection Act (the “TCPA”). The Company was served on July 11, 2015. On August 10, 2015, the case was removed to federal court in the United States District Court for the Eastern District of Missouri, Case No. 4:15-cv-01215. We served a Rule 68 offer of judgment, offering the plaintiff relief for its individual claims on August 11, 2015.  On November 2, 2015, the court entered an order staying the case pending the United States Supreme Court’s (the “Supreme Court”) decision in Campbell-Ewald v. Gomez, No. 14-857 (“Campbell-Ewald”). On January 20, 2016, the Supreme Court issued its decision in Campbell-Ewald. We intend to vigorously defend this action.

On September 4, 2015, a class action petition was filed by Michigan Urgent & Primary Care Physicians, P.C., in the United States District Court for the Eastern District of Michigan, Case No. 2:15-cv-13156, against athenahealth. The petition alleges we violated the TCPA. The Company was served on September 9, 2015. We served a Rule 68 offer of judgment, offering the plaintiff relief for its individual claims on October 16, 2015.  On December 2, 2015, the court continued the matter for 60 days pending the Supreme Court’s decision in Campbell-Ewald. On January 20, 2016, the Supreme Court issued its decision in Campbell-Ewald.  We intend to vigorously defend this action.

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

	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$152.75	$118.10
Second Quarter	$130.80	$111.14
Third Quarter	$146.80	$110.68
Fourth Quarter	$170.42	$127.25
Fiscal Year Ended December 31, 2014
First Quarter	$206.70	$128.43
Second Quarter	$168.18	$97.30
Third Quarter	$146.34	$117.62
Fourth Quarter	$153.25	$107.88
Holders
The last reported sale price of our common stock on the NASDAQ Global Select Market on February 1, 2016 was $142.59 per share. As of February 1, 2016, we had 81 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer and Data Processing Index for each of the last five fiscal years ended December 31, 2015, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
athenahealth, Inc.	$100	$120	$179	$328	$356	$393
NASDAQ Composite-Total Returns Index	$100	$99	$116	$163	$187	$200
NASDAQ Computer and Data Processing Index	$100	$97	$110	$159	$170	$223
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2015, there were no purchases made by us, on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenue:
Business services	$886,075	$711,234	$563,237	$408,496	$312,768
Implementation and other	38,653	41,365	31,766	13,775	11,299
Total revenue	924,728	752,599	595,003	422,271	324,067
Expenses:
Direct operating	366,559	302,539	238,672	166,886	122,795
Selling and marketing	229,901	189,688	149,488	104,300	79,775
Research and development	94,254	69,461	57,639	33,792	23,343
General and administrative	144,577	125,192	99,776	57,025	48,711
Depreciation and amortization	93,493	64,764	43,575	25,641	16,710
Total expense	928,784	751,644	589,150	387,644	291,334
Operating (loss) income	(4,056)	955	5,853	34,627	32,733
Other income (expense):
Interest expense	(5,796)	(4,695)	(3,905)	(407)	(314)
Other income (expense)	28,738	(124)	283	658	461
Total other income (expense)	22,942	(4,819)	(3,622)	251	147
Income (loss) before income tax (provision) benefit	18,886	(3,864)	2,231	34,878	32,880
Income tax (provision) benefit	(4,859)	745	363	(16,146)	(13,834)
Net income (loss)	$14,027	$(3,119)	$2,594	$18,732	$19,046
Net income (loss) per share – Basic	$0.36	$(0.08)	$0.07	$0.52	$0.54
Net income (loss) per share – Diluted	$0.35	$(0.08)	$0.07	$0.50	$0.53
Weighted average shares used in computing net income (loss) per share – Basic	38,611	37,862	36,856	35,956	35,046
Weighted average shares used in computing net income (loss) per share – Diluted	39,625	37,862	38,257	37,133	36,050

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data: (1)
Cash, cash equivalents and short-term investments	$141,927	$114,737	$65,002	$193,080	$119,865
Current assets	320,260	258,624	178,184	274,184	183,136
Total assets	1,118,662	930,620	794,545	428,452	348,786
Current liabilities	193,697	205,159	149,283	66,817	59,573
Long-term liabilities	381,659	250,338	253,954	49,987	52,742
Total liabilities	575,356	455,497	403,237	116,804	112,315
Total indebtedness including current portion	300,000	208,750	223,750	—	—
Total stockholders’ equity	543,306	475,123	391,308	311,648	236,471

(1) The Balance Sheet Data table above reflects the early adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance, and ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The adoption of ASU 2015-03 resulted in the application of debt issuance costs as a reduction to the related debt liability; such costs were previously included in assets. The adoption of ASU 2015-17 resulted in all current deferred tax assets and current deferred tax liabilities being reported as non-current in 2015, while prior period deferred tax assets and deferred tax liabilities were not adjusted. We determined that neither adoption had a material effect on our financial position or earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains predictions, estimates, and other forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including those regarding our expectations about our growth; expanded sales and marketing efforts; market trends; investments to support continued growth, new service offerings, and infrastructure expansion; the expected benefits from the 'network effect'; acceleration of our entry into the inpatient market through use of the webOMR technology and integration of Razor Insights, LLC; changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; liquidity matters; and the expected performance period and estimated term of our client relationships, as well as more general statements regarding our management's expectations for future financial and operational performance and expenditure, profitability, and business outlook. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue;” the negative of these terms; or other comparable terminology.
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
Overview
athenahealth provides cloud-based business services that empower health care providers to achieve and sustain financial health while staying focused on quality patient care. These services are designed to minimize the hassles that health care providers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. We deliver the majority of our service offerings using a single instance of cloud-based software, which we refer to as athenaNet. These integrated service offerings include: revenue cycle and practice management, electronic health records (“EHR”), patient engagement, and order transmission.
Our model combines a cloud-based network, knowledge, and back-office work, which we refer to as network, knowledge and work, to help keep health care providers profitable and prepared for every change. Including our clients on the same instance of software creates a network effect. We believe that this network effect enables each client to benefit from the collective experience of other clients. As the network grows, we believe these benefits also expand. athenaNet acts as the conduit for the exchange of information among clients, payers, trading partners, and our staff of experts. It enables us to learn continuously, innovate with agility, and deliver instant updates that rapidly improve performance. In addition, our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering incoming faxes to tracking claims with payers and managing denials. We automate this work whenever possible; when automation is not an option, we perform the work at massive scale with our teams of experts. The knowledge we gain from doing work for our clients is culled, curated, and captured within athenaNet through mechanisms that include a patented billing rules engine and clinical quality management engine. As we work with clients, payers, and other industry trading partners, more expert knowledge is infused into each service, which we believe makes athenaNet smarter and more powerful for our clients. This unique combination of network, knowledge, and work is fundamental to our service model and value proposition to clients.
We also provide clients in the health care industry (e.g., pharmaceutical companies, managed care companies, and market research firms) the opportunity to sponsor clinical decision support services in order to engage with our Epocrates member network and offer the sale of subscriptions to Epocrates’ premium drug and clinical reference tools to health care professionals.
For the year ended December 31, 2015, we generated revenue of $924.7 million from the sale of our services compared to $752.6 million for the year ended December 31, 2014 and $595.0 million for the year ended December 31, 2013. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominately derived from our athenahealth-branded business services, which excludes revenue from Epocrates-branded services, third-party tenant revenue, and other non-core revenue. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients, connecting our financial results directly to that of our clients and our ability to drive revenue to medical practices. Therefore, the key drivers of our revenue include growth in the number of physicians and other health care providers working within our client accounts, the collections of these physicians and providers, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician and hospital clients. Our research and development, general and administrative, and depreciation and amortization expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.

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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our consolidated financial statements. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions, and update our assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. We may employ outside experts to assist in our evaluations. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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

Revenue Recognition

All revenue, other than initial implementation and provider adds revenue, is recognized when the service is performed. We recognize revenue when there is evidence of an arrangement, the service has been provided to the client, the collection of the fees is reasonably assured, and the amount of fees to be paid by the client is fixed or determinable. We derive the majority of our revenue from business services associated with our integrated services and from subscriptions to and sponsored clinical information and decision support services for our point of care medical application. Our integrated services consist of revenue cycle and practice management, EHR, patient engagement, and order transmission.

Our clients typically purchase one-year service contracts related to our integrated services that renew automatically. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based upon a percentage of collections posted to our network, athenaNet; minimum fees; flat fees; or per-claim fees, where applicable. We do not recognize revenue for business services until these collections are made, as the fees are not fixed and determinable until such time. Invoices are generated within the first two weeks of the subsequent month and delivered to clients primarily by e-mail. For most of our clients, amounts due are then deducted from a pre-defined bank account one week after invoice receipt via an auto-debit transaction. Unbilled amounts that have been earned are accrued and recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances.

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

Multiple element arrangements require judgments as to how to allocate the arrangement consideration to each deliverable. We maintain a standard price list by service; however, certain incentives, such as discounts, may be offered to clients. Due to the variability in the amount of discount offered for individual services across multiple contracts, we have not been able to conclude that a consistent number of stand-alone sales of a deliverable have been priced within a reasonably narrow range in order to assert that we have established vendor-specific objective evidence (“VSOE”) of fair value.

When we cannot establish VSOE of fair value, we determine if we can establish third-party evidence (“TPE”) of fair value. TPE is determined based on competitor prices for similar deliverables when sold separately. Our services differ significantly from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are unable to determine TPE.

Although we believe that our approach to estimates and judgments is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material.

Our calculation of BESP may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if our BESP is too high or too low for an individual deliverable or group of deliverables, the amount of revenue recognized within each reporting period would be inaccurate. The amount of deferred revenue related to separable deliverables with BESP is $23.1 million and $22.6 million as of December 31, 2015 and 2014, respectively.

Our estimate of the expected performance period may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if, in the future, we need to increase our expected performance period to a period longer than 12 years, the amount we would recognize in each accounting period would decrease. On the other hand, if, in the future, we need to decrease our expected performance period to a period shorter than 12 years, the amount we would recognize in each accounting period would increase. The amount of deferred revenue related to initial implementation and provider add fees is $62.9 million and $60.4 million as of December 31, 2015 and 2014, respectively.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions
Subscriptions to the Epocrates point of care medical application are entered into by members via an internal or third-party digital distribution platform or through a redeemable license code which expires within six to 12 months of issuance. Basic subscriptions are free and do not expire. Premium subscription fees are assessed on the length of the subscription period, typically one year, and payment occurs at the time of order, which is in advance of the services being performed; such payments are therefore recorded as deferred revenue. Premium subscriptions are recognized ratably over the contracted term of delivery. If a license code expires before it is redeemed, revenue is recognized upon expiration.

Sponsored clinical information and decision support service clients typically enter into one-year arrangements containing various services. These clients are charged a fee for the group of services to be provided and are typically billed a portion of the contracted fee upon signing of the agreement with the balance billed upon one or more future milestones. Because billings typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Each service deliverable within these multiple element arrangements is accounted for as a separate unit if the delivered item or items have value to the customer on a stand-alone basis. Our revenue arrangements do not include a general right of return, as we deliver services and not products. We consider a deliverable to have stand-alone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer.

Since VSOE and TPE do not exist, we use BESP to establish fair value and to allocate total consideration to each element in the arrangement. We determine BESP for a service by performing an analysis of recent stand-alone sales of that service, which takes into account market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

Multiple element arrangements require judgment as to whether deliverables meet the criteria to be separated into separate units of accounting. We consider a deliverable to have stand-alone value if we sell this item separately or if the item is sold by another vendor or could be resold by the client. We concluded that our past go to market strategy of charging initial implementation services, as well as subsequent provider add fees, related to our integrated services was not separable from the ongoing business services, as these services did not have value to the customer on a stand-alone basis. As these services did not have stand-alone value, they were recognized ratably over the longer of the life of the agreement or the expected customer life.

During 2014, we began to sell initial go-live and training support services separate from the initial required implementation services. Go-live and training support services can be purchased from us or third-party vendors, and therefore, have stand-alone value and are recognized upon delivery of service. Previously deferred revenue balances related to initial implementation services that were billed upfront and did not have stand-alone value will continue to be amortized over those remaining customer lives. Also, in 2014, we began to include the fees associated with the initial required implementation services in our ongoing monthly rate; therefore, they are being recognized ratably over the customer life.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions
Each service deliverable within these multiple element arrangements is then accounted for as a separate unit; deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion, and we allocate arrangement consideration to each deliverable using our best estimate of selling price (“BESP”). Any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative fair value of each element.

Certain expenses related to the implementation of a customer, such as out-of-pocket travel, are typically reimbursed by the customer. This is accounted for as both revenue and expense in the period the cost is incurred. Other services consist primarily of tenant revenue which is straight-lined over the term of the lease.

The determination of the amount of revenue we can recognize each accounting period requires management to make estimates and judgments on the expected customer life. We determined the expected customer life considering the following key factors:

- Renewal rate considerations
- Economic life of the service
- Industry data

The expected customer life, or expected performance period, for the years presented is 12 years.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually on November 30th or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Critical estimates in valuing certain intangible assets and the fair value of the reporting unit during goodwill impairment tests include, but are not limited to, identifying reporting units, historical and projected customer retention rates, anticipated growth in revenue from the acquired customers, expected future cash outflows, the allocation of those cash flows to identifiable intangible assets, estimated useful lives of these intangible assets, and a probability-weighted income approach based on scenarios in estimating achievement of operating results.

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

Future business and economic conditions, as well as differences actually related to any of the assumptions, could materially impact the financial statements through impairment of goodwill or intangible assets, and acceleration of the amortization period of the purchased intangible assets, which are finite-lived assets.

As of December 31, 2015, the carrying amounts of goodwill and purchased intangible assets were $229.2 million and $126.2 million, respectively. As of December 31, 2014, the carrying amounts of goodwill and purchased intangible assets were $198.0 million and $139.4 million, respectively.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions
Capitalized Software Costs

All of our software is considered internal use for accounting purposes, as we do not market or sell our software. As a result, we capitalize certain costs associated with the creation of internally-developed software for internal use (i.e., athenaNet), the purchase of internally-developed software via asset acquisition (i.e., webOMR), and third-party software licenses. The total of these costs are recorded in the Capitalized Software Costs line on our Consolidated Balance Sheets.
We capitalize costs incurred during the application development stage related to the development of athenaNet services and other internally-developed software for internal use including those acquired via asset acquisition. Costs incurred during the application development phase are capitalized only when we believe it is probable that the development will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation (including stock-based compensation), as well as external consultant fees for individuals working on these projects. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life when the asset has been placed in service for general availability.

Significant judgments related to internally-developed software include determining whether it is probable that projects will result in new or additional functionality; concluding on when the application development phase starts and ends; and deciding which costs, especially employee compensation costs, should be capitalized. Additionally, there is judgment applied to the useful lives of capitalized software; we have concluded that the useful lives for capitalized internally-developed software are two to five years.

Purchased internally-developed capitalized software requires judgment regarding its relative fair value among the other assets or liabilities acquired. Any services purchased from the acquiree, as well as contingent payments post-acquisition, must be assessed to ensure only costs associated with creating new or additional functionality within the application development phase are capitalized. Transaction costs are generally capitalized as part of asset acquisitions.

Company management employs its best estimates and assumptions in determining the appropriateness of the judgments noted above on a project-by-project basis during initial capitalization as well as subsequent measurement.

While we believe that our approach to estimates and judgments is reasonable, actual results could differ, and such differences could lead to an increase or decrease in expense.

As of December 31, 2015, the carrying amounts of internally-developed capitalized software and purchased internally-developed capitalized software via asset acquisition were $70.0 million and $22.0 million, respectively. As of December 31, 2014, the carrying amounts of internally-developed capitalized software and purchased internally-developed capitalized software via asset acquisition were $45.6 million and $0 million, respectively.

Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services primarily consists of revenue from our revenue cycle and practice management service; EHR service; patient engagement service; order transmission service; patient access and care coordination service; population health management service; subscriptions, sponsored clinical information, and decision support services for our point of care clinical application (Epocrates); and consulting, training, and go-live support. No customers accounted for a significant amount of revenues for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.
Business services revenue accounted for 96% for the year ended December 31, 2015, and 95% of our total revenues for both of the years ended December 31, 2014 and 2013. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice, plus a per statement charge for certain billing statements that are generated for patients. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Our pharmaceutical clients’ budgeting process impacts the timing of revenue related to sales of sponsored clinical information and decision support services, which have historically been highest in the fourth quarter. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length, and timing of the onset of the cold and flu season. While we believe that the severity, length, and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.

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
Direct Operating Expense. Direct operating expense consists primarily of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of new clients, costs associated with our business partner outsourcing arrangements and clearing house, and claim processing costs. We expense implementation costs as incurred. We include in direct operating expense all service costs incurred to fulfill our customer contracts. We expect to increase our overall level of automation as we become a larger operation, with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense also includes costs associated with third-party tenant and other non-core revenue. Direct operating expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization, except for amortization related to certain purchased intangible assets.
Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation expense (including stock-based compensation) for sales and marketing employees and marketing programs (including trade shows, brand messaging, and online initiatives). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and an additional portion at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We expect to continue to increase our investment in sales and marketing by hiring additional personnel and investing in marketing campaigns to increase our access to health care provider organizations, as well as increase the awareness of athenahealth in the marketplace. As a result, we expect that, in the near-term, selling and marketing expense will increase in line with our intended revenue growth. As we begin to leverage lower cost sales channels, we expect selling and marketing expense to decline as a percentage of revenue over time. Sales and marketing expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization, except for amortization related to certain purchased intangible assets.
Research and Development Expense. Research and development expense consists primarily of compensation expense (including stock-based compensation) for research and development employees and consulting fees for third-party developers. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely remain constant as a percentage of revenue as we develop and enhance new and existing services; however, the amount of expenditures that should be capitalized as software costs versus expensed as research and development could vary based on the specific projects we undertake. Research and development expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization.
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
Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets over the determined useful lives and amortization of capitalized software over a two to five-year period from the time it is ready for its intended use. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to capitalize software that we develop. We expect depreciation and amortization expense to increase as we make investments to support our continued growth, new service offerings, and infrastructure expansion.
Interest Expense. Interest expense consists primarily of interest costs related to our term and revolving loans under our current credit facility and the amortization of deferred financing fees.
Other Income (Expense). Other income (expense) consists primarily of gains realized from the sale of marketable securities. We previously invested a total of $1.1 million in Castlight Health, Inc. (“Castlight”), a leading provider of cloud-based software that enables enterprises to control health care costs. This investment was initially recorded at cost. On March 14, 2014, an initial public offering (“IPO”) of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we classified this investment as “available-for-sale” and marked the shares we hold to market based on quoted market prices. As of December 31, 2014, the aggregate fair value of the investment was $41.0 million and was recorded in the Marketable securities line on the Consolidated Balance Sheet. As of December 31, 2015, all shares held in Castlight have been sold.
Income Tax (Provision) Benefit. Income tax (provision) benefit relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory tax rate is primarily related to the fact that we have certain permanent items which include, but are not limited to, the treatment of Incentive Stock Options (“ISOs”), our employee stock purchase plan, the impact of tax deduction limits related to certain of our highly compensated officers, lobbying, meals and entertainment, and transaction costs associated with stock acquisitions. Transaction costs related to stock acquisitions are primarily non-tax deductible. We are currently experiencing volatility in our effective tax rate due to the timing of discrete other income items.

Recent Developments

2015 Senior Credit Facility

On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”). The 2015 Credit Agreement amended and restated our previous credit agreement, dated as of May 10, 2013 (the "2013 Credit Agreement"), and provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). The term loans from the 2013 Credit Agreement were increased by $130.0 million and a portion of those proceeds were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.

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

RazorInsights

On January 13, 2015, we acquired Razor Insights, LLC (“RazorInsights”), a provider of cloud-based billing and EHR software services to rural and community hospitals, for $39.9 million in cash after net working capital adjustments. The fair value of net assets acquired was $8.9 million, including purchased intangible assets of $7.0 million related to technology acquired and $4.0 million related to customer relationships. The $31.1 million excess of purchase consideration over the fair value of net assets acquired is allocated to goodwill, which is deductible for U.S. income tax purposes. We incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expenses. We purchased webOMR and acquired RazorInsights to accelerate our entry into the inpatient market.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. We have evaluated ASU 2015-17 and determined that its adoption will not have a material effect on our financial position or earnings.
On December 31, 2015, we elected to adopt ASU 2015-17 and change our method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, and have chosen to apply a prospective method. Prior balance sheets were not retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. This guidance is effective for public companies for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for all entities. We have evaluated ASU 2015-16 and determined that its adoption will not have a material effect on our financial position or earnings.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a reduction of the related debt liability rather than as an asset. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued. We have evaluated ASU 2015-03 and determined that its adoption will not have a material effect on our financial position or earnings.
On December 31, 2015, we elected to adopt ASU 2015-03 and change our method of classifying debt issuance costs whereby we will include debt issuance costs as a reduction to the related debt liability. The guidance was applied on a retrospective basis as prior balance sheets were adjusted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance was effective for annual reporting periods beginning after December 15, 2016.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers. The amendments in this ASU defer the effective date of ASU 2014-09. Public companies should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We continue to evaluate the expected impact of this new guidance and available adoption methods.

Results of Operations
Consolidated Results of Operations
The following table sets forth our consolidated results of operations as a percentage of total revenue for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Business services	95.8%	94.5%	94.7%
Implementation and other	4.2	5.5	5.3
Total revenue	100.0	100.0	100.0
Expense:
Direct operating	39.6	40.2	40.1
Selling and marketing	24.9	25.2	25.1
Research and development	10.2	9.2	9.7
General and administrative	15.6	16.6	16.8
Depreciation and amortization	10.1	8.6	7.3
Total expense	100.4	99.9	99.0
Operating (loss) income	(0.4)	0.1	1.0
Other income (expense):
Interest expense	(0.6)	(0.6)	(0.7)
Other income (expense)	3.1	—	0.1
Total other income (expense)	2.5	(0.6)	(0.6)
Income (loss) before income tax (provision) benefit	2.0	(0.5)	0.4
Income tax (provision) benefit	(0.5)	0.1	—
Net income (loss)	1.5%	(0.4)%	0.4%

Percentages for each line item may not sum to the totals or subtotals for each fiscal year due to rounding.
Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in thousands)
Business services revenue	$886,075	$711,234	$174,841	25%
Implementation and other revenue	38,653	41,365	(2,712)	(7)%
Total	$924,728	$752,599	$172,129	23%
Total revenue for the year ended December 31, 2015 increased due to an increase in business services revenue. The increase in business services revenue was primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and practice management service; EHR service; and patient engagement service; are as follows:

		As of December 31,
		2015	2014	Change
		Number	Number	Number	Percent
Revenue cycle and practice management	Physicians	55,277	45,423	9,854	22%
	Providers	75,416	62,349	13,067	21%
EHR	Physicians	24,867	18,811	6,056	32%
	Providers	32,684	24,804	7,880	32%
Patient engagement	Physicians	40,635	32,163	8,472	26%
	Providers	52,821	41,777	11,044	26%

Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed was as follows:

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Collections processed	$18,829	$14,958	$3,871	26%

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in thousands)
Direct operating	$366,559	$302,539	$64,020	21%
Direct Operating Expense. Direct operating expense increased primarily due to compensation costs, including stock-based compensation expense, which increased $37.5 million in the year ended December 31, 2015, as a result of a 28% increase in headcount from December 31, 2014. We increased headcount due to the increase in the number of providers added to the network, as well as to start a go-live support team during the year ended December 31, 2015.
In addition, costs associated with our business partner outsourcing and clearing house activities increased $14.2 million, as the number of claims that we processed on behalf of our clients increased during the year ended December 31, 2015. The total claims submitted on behalf of clients were as follows:

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Total claims submitted	144	116	28	24%

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in thousands)
Selling and marketing	$229,901	$189,688	$40,213	21%
Research and development	94,254	69,461	24,793	36%
General and administrative	144,577	125,192	19,385	15%
Depreciation and amortization	93,493	64,764	28,729	44%
Other (income) expense	(22,942)	4,819	(27,761)	576%
Total	$539,283	$453,924	$85,359	19%
Selling and Marketing Expense. Selling and marketing expense increased for the year ended December 31, 2015, primarily due to increases in compensation costs and other general selling and marketing-related costs. The increase in compensation, which included commissions and stock-based compensation, for the year ended December 31, 2015 was $25.0 million, and was largely due to a 15% increase in headcount from December 31, 2014. We hired additional sales personnel to focus on adding new customers and increasing penetration within new and existing markets. Additionally, other general selling and marketing-related costs increased $15.3 million (including increases in online media of $8.2 million and offline media of $2.2 million)

for the year ended December 31, 2015.
Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased $19.0 million for the year ended December 31, 2015, largely due to a 34% increase in headcount from December 31, 2014. The additional research and development personnel were necessary in order to upgrade and expand our service offerings and develop new technologies.
General and Administrative Expense. General and administrative expense increased in the year ended December 31, 2015, primarily due to compensation costs, including stock-based compensation expense, and lease termination costs. Compensation costs increased $9.6 million for the year ended December 31, 2015, largely due to a 23% increase in headcount from December 31, 2014. Additionally, general and administrative expense increased $4.6 million in the year ended December 31, 2015 due to lease termination costs incurred as a result of our growth and evolving strategy. In the year ended December 31, 2015, income from governmental bodies increased $3.0 million, which offset general and administrative expense, due to our participation in incentive programs.
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the year ended December 31, 2015. This increase was primarily due to $18.4 million of amortization related to an increase in our software costs for the year ended December 31, 2015, and partially due to $10.4 million of depreciation due to a higher fixed asset base.
Other Income (Expense). Other income (expense) increased due to gains realized from the sale of marketable securities during the year ended December 31, 2015.

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in thousands)
Income tax (provision) benefit	$(4,859)	$745	$(5,604)	(752)%
Effective tax rate	26%	19%
Income Tax (Provision) Benefit. The difference in our effective tax rate for the year ended December 31, 2015, compared to the year ended December 31, 2014, is primarily due to discrete items, specifically, the sale of marketable securities.
Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Business services revenue	$711,234	$563,237	$147,997	26%
Implementation and other revenue	41,365	31,766	9,599	30%
Total	$752,599	$595,003	$157,596	26%
Total revenue for the year ended December 31, 2014 increased primarily due to an increase in business services revenue.
The increase in business services revenue is primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and practice management service; EHR service; and patient engagement service; are as follows:

		As of December 31,
		2014	2013	Change
		Number	Number	Number	Percent
Revenue cycle and practice management	Physicians	45,423	35,858	9,565	27%
	Providers	62,349	50,212	12,137	24%
EHR	Physicians	18,811	12,388	6,423	52%
	Providers	24,804	16,805	7,999	48%
Patient engagement	Physicians	32,163	21,516	10,647	49%
	Providers	41,777	28,360	13,417	47%

Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed is as follows:

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in millions)
Collections processed	$14,958	$11,664	$3,294	28%

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
In addition, costs associated with our business partner outsourcing arrangements and clearing house increased $12.8 million, as the number of claims that we processed on behalf of our clients increased during the year ended December 31, 2014. The total claims submitted on behalf of clients are as follows:

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in millions)
Total claims submitted	116	91	25	27%
Direct operating expense for the year ended December 31, 2014 also increased $2.5 million due to costs associated with third-party tenant revenue.

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(in thousands)
Selling and marketing	$189,688	$149,488	$40,200	27%
Research and development	69,461	57,639	11,822	21%
General and administrative	125,192	99,776	25,416	25%
Depreciation and amortization	64,764	43,575	21,189	49%
Total	$449,105	$350,478	$98,627	28%
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
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the year ended December 31, 2014. This increase was partially due to $15.2 million of amortization related to an increase in our software costs for the year ended December 31, 2014, and $6.0 million of depreciation from higher fixed asset expenditures for the same period, including the Arsenal on the Charles which was acquired during the three months ended June 30, 2013.
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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $141.9 million compared to cash, cash equivalents, and marketable securities of $114.7 million as of December 31, 2014. As of December 31, 2015, we have outstanding indebtedness of $300.0 million compared to $208.8 million as of December 31, 2014.
On May 10, 2013, we entered into the 2013 Credit Agreement that provided for a five-year $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility.
On May 5, 2015, we entered into the 2015 Credit Agreement, which amended and restated the 2013 Credit Agreement, and provides for the 2015 Senior Credit Facility, consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility. A portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.
The 2015 Credit Agreement may be used to refinance existing indebtedness, including indebtedness under the 2013 Credit Agreement, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage ratio, consolidated leverage ratio, and consolidated senior leverage ratio), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020. As of December 31, 2015, we had $300.0 million outstanding on the unsecured term loan facility and we had nothing drawn on the unsecured revolving credit facility. As of December 31, 2015, we had $200.0 million available on the unsecured revolving credit facility. As of December 31, 2015, we were in compliance with our covenants under the 2015 Credit Agreement.
We believe our current sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. In addition, our 2015 Senior Credit Facility will provide flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients, as well as the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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
Comparison of the Years Ended December 31, 2015 and 2014
Operating Cash Flow Activities
Net income after non-cash and reclassification adjustments contributed an additional $21.9 million to cash provided by operating activities during the year ended December 31, 2015 compared to the year ended December 31, 2014. The non-cash adjustments were driven by an increase in depreciation and amortization of $24.2 million related to our growth, which was offset by $28.7 million in gains from the sales of Castlight stock. Additionally, there was a decrease in cash provided by working capital of $7.2 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, which was primarily driven by the bonus accrual related to headcount growth.
Investing Cash Flow Activities
Net cash used in investing activities increased $71.8 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to our acquisition of RazorInsights for $39.9 million, net of cash acquired, which is included in the payments for acquisitions line, and an increase of $44.3 million in capitalized software costs, which includes our purchase of webOMR for $22.0 million. We expect to continue to increase our investment in capitalized software costs as we develop new and enhance existing services. Note that in 2015 we had cash spend of $97.8 million related to capitalized software. The cash spend consisted of $84.4 million related to internally-developed software, including the $22.0 million webOMR asset acquisition, while the remaining $13.3 million related to acquired software licenses.
We increased our investments in property and equipment in 2015 by $11.1 million, primarily related to investments in computer equipment to support our data centers and continued improvements to our owned properties, as well as expansion in our leased facilities.
Net cash used in investing activities was offset by $29.8 million of cash provided from the sales of Castlight stock.
Financing Cash Flow Activities
Net cash provided by (used in) financing activities increased $116.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to $106.3 million of net proceeds received from the 2015 Senior Credit Facility.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises due to the stock price and the increase in the issuance of restricted stock units compared to stock options.
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

The increase in cash provided by changes in operating assets and liabilities is due in part to an $26.3 million increase in accrued compensation due to our headcount growth. Further, the purchase of the Arsenal on the Charles, which we previously leased, and our recent execution of new leases which include free rent and other leasehold incentives, provided an additional increase of $12.1 million. These increases in cash were offset by an increase in accounts receivable due to our growth, which decreased cash provided by operating activities by $34.4 million in the period.
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
We have increased our investment in software costs in 2014 by $53.5 million, and we expect investments to continue to increase as we develop and enhance new and existing services.
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
Contractual Obligations
The following table summarizes our long-term contractual obligations and commitments as of December 31, 2015:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Long-term debt (1)	$300,000	11,250	35,625	253,125	—	—
Operating lease obligations (2)	153,648	13,524	27,941	25,850	86,333	—
Purchase obligations	7,049	4,263	2,786	—	—	—
Other (3)	3,413	—	—	—	—	3,413
Total	$464,110	$29,037	$66,352	$278,975	$86,333	$3,413
(1) We have cash interest requirements due on the 2015 Senior Credit Facility payable at variable rates which are not included in the above table.
(2) We are party to agreements for non-cancelable operating leases for office space and data centers which expire between 2016 and 2030.
(3) “Other” consists of uncertain tax benefits. We have not recognized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of December 31, 2015, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the years ended December 31, 2015, 2014, and 2013, approximately 1% of our expenses occurred in our direct subsidiary in Chennai, India, and were incurred in Indian rupees. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not likely.
Interest Rate Risk. We had $300.0 million of outstanding borrowings under our 2015 Senior Credit Facility at December 31, 2015. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of December 31, 2015 would result in a change in interest expense of approximately $1.8 million annually.
During the year ended December 31, 2015, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive (loss) income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swap at fair value, which amounted to a liability of $0.2 million at both December 31, 2015 and December 31, 2014.

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosure. As of December 31, 2015 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our Chief Executive and Chief Financial and Administrative Officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2015, our internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2015.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of athenahealth, Inc.
Watertown, Massachusetts

We have audited the internal control over financial reporting of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 4, 2016 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 4, 2016

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in our 2016 Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the information to be contained in our 2016 Proxy Statement.
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

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to the information to be contained in our 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the information to be contained in our 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the information to be contained in our 2016 Proxy Statement.

Item 14.	Principal Accountant Fees.
The information required by this Item is incorporated by reference to the information to be contained in our 2016 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
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
Kristi A. Matus
Chief Financial and Administrative Officer and Executive Vice President
Date: February 4, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush	Chief Executive Officer, President, and Chairman (Principal Executive Officer)	February 4, 2016
(Jonathan Bush)

/s/ Kristi A. Matus	Chief Financial and Administrative Officer and Executive Vice President (Principal Financial Officer)	February 4, 2016
(Kristi A. Matus)

/s/ Karl A. Stubelis	Vice President Senior Operations and Internal Controls Officer (Principal Accounting Officer)	February 4, 2016
(Karl A. Stubelis)

/s/ Amy Abernethy	Director	February 4, 2016
(Amy Abernethy)

/s/ Brandon H. Hull	Lead Director	February 4, 2016
(Brandon H. Hull)

/s/ Dev Ittycheria	Director	February 4, 2016
(Dev Ittycheria)

/s/ John A. Kane	Director	February 4, 2016
(John A. Kane)

/s/ Jacqueline B. Kosecoff	Director	February 4, 2016
(Jacqueline B. Kosecoff)

/s/ David E. Robinson	Director	February 4, 2016
(David E. Robinson)

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed herewith
		Form	File No.	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Echo Merger Sub, Inc., and Epocrates, Inc., dated January 7, 2013	8-K	001-33689	January 7, 2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-143998	September 11, 2007

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-143998	September 11, 2007

4.1	Specimen Certificate evidencing shares of common stock	S-1	333-143998	August 3, 2007

10.1	Form of Indemnification Agreement, to be entered into between the Registrant and each of its directors and officers	S-1	333-143998	September 6, 2007

†10.2	athenahealth, Inc. 2000 Stock Option and Incentive Plan, as amended, and form of agreements	S-1	333-143998	July 13, 2007

†10.3	athenahealth, Inc. 2007 Stock Option and Incentive Plan, as amended, and form of agreements	10-Q	001-33689	October 18, 2013

†10.4	athenahealth, Inc. 2007 Employee Stock Purchase Plan, as amended	10-Q	001-33689	October 19, 2012

†10.5	Epocrates, Inc. 2008 Equity Incentive Plan, as amended	S-8	333-187224	March 13, 2013

†10.6	Epocrates, Inc. 2010 Equity Incentive Plan, as amended, and form of agreements	10-Q	001-33689	July 18, 2014

†10.7	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended	S-1	333-143998	July 13, 2007

†10.8	Employment Agreement by and between the Registrant and Stephen Kahane, dated February 18, 2011	10-Q	001-33689	April 29, 2011

†10.9	Employment Agreement by and between the Registrant and Kristi Ann Matus, dated July 21, 2014	10-Q	001-33689	October 17, 2014

†10.10	Employment Agreement by and between the Registrant and Ed Park, dated July 1, 2010	10-Q	001-33689	October 22, 2010

†10.11	Employment Agreement by and between the Registrant and Kyle Armbrester, dated January 9, 2012	10-Q	001-33689	October 22, 2015

†10.12	athenahealth, Inc. Executive Incentive Plan, adopted March 29, 2013	8-K	001-33689	April 4, 2013

#10.13
Lease between President and Fellows of Harvard College and the Registrant, dated November 8, 2004, for space at the premises located at 300 North Beacon Street, Watertown, MA 02472 and 311 Arsenal Street, Watertown, MA 02472
		S-1	333-143998	July 13, 2007

10.14	First Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated May 16, 2011	10-Q	001-33689	July 22, 2011

10.15	Second Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated November 7, 2011	10-K	001-33689	February 16, 2012

10.16	Third Amendment to Lease by and between the Registrant and President and Fellows of Harvard College, dated August 29, 2012	10-Q	001-33689	October 19, 2012

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed herewith
		Form	File No.	Filing Date
#10.17	Agreement of Lease by and between Sentinel Properties -- Bedford, LLC and the Registrant, dated May 8, 2007	S-1	333-143998	July 13, 2007

10.18	Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated June 24, 2013	10-Q	001-33689	July 19, 2013

10.19	Amendment No. 1 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated April 23, 2014	10-Q	001-33689	July 18, 2014

10.20	Amendment No. 2 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated August 18, 2014	10-Q	001-33689	October 17, 2014

10.21	Amendment No. 3 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated February 27, 2015				X

10.22	Amendment No. 4 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated July 27, 2015				X

10.23	Purchase and Sale Agreement by and between the Registrant and the President and Fellows of Harvard College, dated December 5, 2012	10-K	001-33689	February 11, 2013

10.24	First Amendment to Purchase and Sale Agreement by and between athenahealth, Inc. and President and Fellows of Harvard College, dated March 12, 2013	8-K	001-33689	March 18, 2013

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
		10-Q	001-33689	July 19, 2013

10.27	First Amendment to Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, dated December 18, 2014	8-K	001-33689	December 24, 2014

10.28	Amended and Restated Master Agreement by and between the Registrant and Dell Marketing L.P., dated February 1, 2013	10-Q	001-33689	July 19, 2013

10.29	Seaholm Triple Net Lease, effective as of January 31, 2014	10-Q	001-33689	April 18, 2014

†10.30	Director Compensation Plan of the Registrant, effective as of January 1, 2016				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial and Administrative Officer				X

32.1*	Certifications of Chief Executive Officer and Chief Financial and Administrative Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed herewith
		Form	File No.	Filing Date
101
XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to consolidated financial statements.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
athenahealth, Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 4, 2016

athenahealth, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$141,927	$73,787
Marketable securities	—	40,950
Accounts receivable, net	148,157	121,710
Prepaid expenses and other current assets	30,176	22,177
Total current assets	320,260	258,624
Property and equipment, net	321,524	271,552
Capitalized software costs, net	107,517	56,574
Purchased intangible assets, net	126,239	139,422
Goodwill	229,157	198,049
Investments and other assets	13,965	6,399
Total assets	$1,118,662	$930,620
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$10,768	$9,410
Accrued compensation	88,122	71,768
Accrued expenses	51,452	37,033
Line of credit	—	35,000
Long-term debt	10,762	14,550
Deferred revenue	32,593	28,949
Deferred tax liability, net	—	8,449
Total current liabilities	193,697	205,159
Deferred rent, net of current portion	31,118	19,412
Long-term debt, net of current portion	287,353	157,822
Deferred revenue, net of current portion	55,946	54,473
Long-term deferred tax liability, net	1,254	10,417
Other long-term liabilities	5,988	8,214
Total liabilities	575,356	455,497
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 40,209 shares issued and 38,931 shares outstanding at December 31, 2015; 39,402 shares issued and 38,124 shares outstanding at December 31, 2014	403	395
Additional paid-in capital	522,443	443,259
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive (loss) income	(848)	24,188
Retained earnings	22,508	8,481
Total stockholders’ equity	543,306	475,123
Total liabilities and stockholders’ equity	$1,118,662	$930,620
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Business services	$886,075	$711,234	$563,237
Implementation and other	38,653	41,365	31,766
Total revenue	924,728	752,599	595,003
Expense:
Direct operating	366,559	302,539	238,672
Selling and marketing	229,901	189,688	149,488
Research and development	94,254	69,461	57,639
General and administrative	144,577	125,192	99,776
Depreciation and amortization	93,493	64,764	43,575
Total expense	928,784	751,644	589,150
Operating (loss) income	(4,056)	955	5,853
Other income (expense):
Interest expense	(5,796)	(4,695)	(3,905)
Other income (expense)	28,738	(124)	283
Total other income (expense)	22,942	(4,819)	(3,622)
Income (loss) before income tax (provision) benefit	18,886	(3,864)	2,231
Income tax (provision) benefit	(4,859)	745	363
Net income (loss)	$14,027	$(3,119)	$2,594
Net income (loss) per share – Basic	$0.36	$(0.08)	$0.07
Net income (loss) per share – Diluted	$0.35	$(0.08)	$0.07
Weighted average shares used in computing net income (loss) per share:
Basic	38,611	37,862	36,856
Diluted	39,625	37,862	38,257

The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$14,027	$(3,119)	$2,594
Other comprehensive (loss) income
Unrealized (loss) gain on securities, net of tax of $3,485, $15,005, and $5 for the years ended December 31, 2015, 2014, and 2013, respectively	(7,709)	24,845	13
Reclassification adjustments for gains on sales of marketable securities included in net income, net of tax of $11,520 for the year ended December 31, 2015	(17,136)	—	—
Unrealized gain (loss) on change in fair value of interest rate swap, net of tax of $13, $9, and $101 for the years ended December 31, 2015, 2014, and 2013, respectively	21	101	(253)
Foreign currency translation adjustment	(212)	(312)	(125)
Total other comprehensive (loss) income	(25,036)	24,634	(365)
Comprehensive (loss) income	$(11,009)	$21,515	$2,229
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
BALANCE – December 31, 2012	37,572	$376	$303,547	(1,278)	$(1,200)	$(81)	$9,006	$311,648
Stock-based compensation			44,842					44,842
Stock options exercised and restricted stock units vested, net	983	11	15,805					15,816
Common stock issued under employee stock purchase plan	45	—	3,500					3,500
Tax benefit realized from stock-based awards			6,051					6,051
Fair value of vested stock options and restricted stock units assumed			13,028					13,028
Net settlement of acquired company’s board of directors equity shares			(5,806)					(5,806)
Net income							2,594	2,594
Other comprehensive loss						(365)		(365)
BALANCE – December 31, 2013	38,600	$387	$380,967	(1,278)	$(1,200)	$(446)	$11,600	$391,308
Stock-based compensation			60,258					60,258
Stock options exercised and restricted stock units vested, net	758	8	(12,388)					(12,380)
Common stock issued under employee stock purchase plan	44	—	4,550					4,550
Tax benefit realized from stock-based awards			9,872					9,872
Net loss							(3,119)	(3,119)
Other comprehensive income						24,634		24,634
BALANCE – December 31, 2014	39,402	$395	$443,259	(1,278)	$(1,200)	$24,188	$8,481	$475,123
Stock-based compensation			71,398					71,398
Stock options exercised and restricted stock units vested, net	752	7	(5,008)					(5,001)
Common stock issued under employee stock purchase plan	55	1	5,602					5,603
Tax benefit realized from stock-based awards			7,192					7,192
Net income							14,027	14,027
Other comprehensive loss						(25,036)		(25,036)
BALANCE – December 31, 2015	40,209	$403	$522,443	(1,278)	$(1,200)	$(848)	$22,508	$543,306

The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,027	$(3,119)	$2,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118,022	93,806	61,853
Excess tax benefit from stock-based awards	(12,925)	(10,060)	(6,910)
Deferred income tax	(8,542)	(11,670)	(7,044)
Stock-based compensation expense	64,134	55,558	42,648
Gain on sale of marketable securities	(28,656)	—	—
Other reconciling adjustments	129	(224)	9
Changes in operating assets and liabilities:
Accounts receivable, net	(25,318)	(34,367)	(3,399)
Prepaid expenses and other current assets	4,236	4,285	3,283
Other long-term assets	(2,722)	596	(66)
Accounts payable	2,763	2,546	(233)
Accrued expenses and other long-term liabilities	8,226	10,083	(21)
Accrued compensation	17,223	26,339	5,775
Deferred revenue	3,181	3,248	(3,090)
Deferred rent	10,066	12,084	(2,091)
Net cash provided by operating activities	163,844	149,105	93,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(97,761)	(53,477)	(29,123)
Purchases of property and equipment	(87,214)	(76,092)	(38,260)
Proceeds from sales and maturities of investments	29,756	—	56,245
Payments on acquisitions, net of cash acquired	(39,890)	—	(410,161)
Change in restricted cash	—	3,000	(1,643)
Other investing activities	(3,960)	(750)	(2,000)
Net cash used in investing activities	(199,069)	(127,319)	(424,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	22,088	21,041	31,133
Taxes paid related to net share settlement of stock awards	(21,486)	(28,879)	(12,075)
Excess tax benefit from stock-based awards	12,925	10,060	6,910
Proceeds from long-term debt	300,000	—	200,000
Proceeds from line of credit	60,000	—	155,000
Payments on line of credit	(95,000)	—	(120,000)
Payments on long-term debt	(173,750)	(15,000)	(11,250)
Net settlement of acquired company’s board of directors equity shares	—	—	(5,806)
Debt issuance costs	(987)	—	(1,699)
Payment of contingent consideration accrued at acquisition date	—	—	(525)
Net cash provided by (used in) financing activities	103,790	(12,778)	241,688
Effects of exchange rate changes on cash and cash equivalents	(425)	(223)	(40)
Net increase (decrease) in cash and cash equivalents	68,140	8,785	(89,986)
Cash and cash equivalents at beginning of period	73,787	65,002	154,988
Cash and cash equivalents at end of period	$141,927	$73,787	$65,002
Non-cash transactions
Property, equipment, and purchased software recorded in accounts payable and accrued expenses	$12,503	$12,036	$1,667
Non-cash leasehold improvements	$2,317	$5,933	$—
Fair value of equity awards assumed	$—	$—	$13,028

Additional disclosures
Cash paid for interest, net	$5,744	$4,499	$2,877
Cash paid (refunded) for taxes	$619	$(1,931)	$1,348
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General – athenahealth, Inc. (the “Company,” “we,” “us,” or “our”) provides cloud-based business services that help health care providers achieve and sustain financial health by collecting more revenue and greatly reducing their administrative work burden. We deliver the majority of our service offerings using a single instance of cloud-based software, which we refer to as athenaNet, which we continuously update to improve our services. Our customers consist of medical group practices ranging in size throughout the United States of America. In March 2013, we acquired Epocrates, Inc. (“Epocrates”). Epocrates is recognized for developing a leading medical application among U.S. physicians for clinical content, practice tools, and health industry engagement at the point of care. The features available through the Epocrates services are used by health care providers to make more informed prescribing decisions, improve workflow, and enhance patient safety. In January 2015, we acquired Razor Insights, LLC (“RazorInsights”), a provider of cloud-based billing and EHR software services to rural and community hospitals.
Principles of Consolidation – The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, including the expected customer life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock-based compensation; (5) allocation of direct and indirect cost of sales; (6) fair value of identifiable purchased tangible and intangible assets in a business combination; (7) determination of the reporting unit(s) for goodwill impairment testing; (8) litigation reserves; and (9) capitalized software costs. Actual results could significantly differ from those estimates.
Segment Reporting – Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker (“CODM”) or decision-making group in assessing performance and making decisions regarding resource allocation. We use consolidated financial information in determining how to allocate resources and assess performance, and have determined that we operate in one segment. The CODM, our Chief Executive Officer, uses non-GAAP adjusted operating income (defined as the sum of GAAP net income (loss) before (provision for) benefit from income taxes, total other income (expense), stock-based compensation expense, amortization of capitalized stock-based compensation related to software development, amortization of purchased intangible assets, integration and transaction costs, and restructuring costs) as the measure of our profit on a regular basis. As of December 31, 2015 and 2014, our CODM determined that, as our acquired businesses are fully integrated, he reviews and assesses the business as one operating segment.
Revenue Recognition – We recognize revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer is fixed or determinable.
We derive revenue from two sources: business services, and implementation and other services. Business services includes revenue from our medical billing and revenue cycle management service; electronic health records (“EHR”) service; patient engagement service; order transmission service; patient access and care coordination service; population health management service; subscriptions, sponsored clinical information, and decision support services for our point of care clinical application; and consulting, training, and go-live support.
Our clients typically purchase one-year service contracts for our integrated services that renew automatically. In most cases, our clients may terminate their agreements with 90 days notice without cause. We typically retain the right to terminate client agreements in a similar timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to athenaNet; minimum fees; flat fees; or per-claim fees, where applicable. We do not recognize revenue for athenahealth-branded business services fees until these collections are made, as the services fees are not fixed and determinable until such time. Unbilled amounts that have been earned are accrued and recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Members enter into subscriptions to the Epocrates point of care medical application via an internal or third-party digital distribution platform or through a redeemable license code which expires within six to 12 months of issuance. Basic subscriptions are free and do not expire. Premium subscription fees are assessed on the length of the subscription period, typically one year. Payment occurs at the time of order, which is in advance of the services being performed, and such amounts are recorded as deferred revenue. Premium subscriptions are recognized ratably over the contracted term of delivery, typically one year. If a license code expires before it is redeemed, revenue is recognized upon expiration.
Sponsored clinical information and decision support service clients typically enter into arrangements that contain various combinations of services that are generally fulfilled within one year. The clients are charged a fee for the entire group of services to be provided and are typically billed a portion of the contracted fee upon signing of the agreement with the balance billed upon one or more future milestones. Because billings typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Each service deliverable within these multiple element revenue arrangements is accounted for as a separate unit if the delivered item or items have value to the customer on a stand-alone basis. This is the only criteria we need to assess because our revenue arrangements do not include a general right of return, as we deliver services and not products. We consider a deliverable to have stand-alone value if we sell this item separately, if the item is sold by another vendor, or could be resold by the customer. Each service deliverable within these multiple element arrangements is then accounted for as a separate unit; deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion, and we allocate arrangement consideration to each deliverable using our best estimate of selling price (“BESP”) if we do not have vendor specific objective evidence (“VSOE”) of fair value or third-party evidence (“TPE”) of fair value. Any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative fair value of each element.
Multiple element arrangements require judgments as to how to allocate the arrangement consideration to each deliverable. Due to the specific nature of these agreements and the variability in the amount of discount offered for individual services across multiple contracts, we have not been able to conclude that a consistent number of stand-alone sales of a deliverable have been priced within a reasonably narrow range in order to assert that we have established VSOE. Due to the fact that our services differ significantly from that of our peers and contain a significant level of customization, the comparable pricing of products with similar functionality cannot be obtained and we are also typically unable to determine TPE. We therefore use BESP to establish fair value and allocate total consideration to each element in the arrangement. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. We determine BESP for a service by considering multiple factors including an analysis of recent stand-alone sales of that service, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.
Implementation and other services revenue consists primarily of the amortization of deferred revenue on implementation services. Historically, all of these fees were billed upfront and recorded as deferred revenue until the implementation was complete, and then, as the service did not have stand-alone value, it was recognized ratably over the longer of the life of the agreement or the expected customer life, which is currently estimated to be 12 years. We evaluate the length of the amortization period of the implementation fees based on our experience with customer contract renewals and consideration of the period over which those customers will receive benefits from our current portfolio of services.
During 2014, we began to sell go-live and training support services separate from the required implementation services. Go-live and training support services can be purchased by the customer from us or third-party vendors, and therefore, have stand-alone value and are recognized upon delivery of service. When we made this change, we began to include the fees associated with the required implementation services in our ongoing monthly rate; therefore, they are being recognized ratably over the customer life. Previously deferred revenue balances related to implementation services that were billed upfront and did not have stand-alone value will continue to be amortized over those remaining customer lives.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Research and Development Expense – Research and development expense consists primarily of compensation expense (including stock-based compensation) for research and development employees and consulting fees for third-party developers. All such costs are expensed as incurred, except for certain internal use software costs, which may be capitalized (refer to Note 6 – Capitalized Software Costs). Research and development expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization.
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

Certain employees have received awards for which the ultimate number of shares that will be subject to vesting is dependent upon the achievement of certain financial targets for the year. Such determination is not made until the award’s vesting determination date, which is the date our fiscal year financial statements are available. The award is initially recorded at the maximum attainable number of shares that is most likely to be subject to vesting based on available financial forecasts as of the date of grant. This amount is adjusted on a quarterly basis as new financial forecasts become available. Stock‑based compensation expense for these awards is recorded over the requisite service period, generally four years. Such awards generally vest ratably over four years from the vesting determination date.
Advertising Expenses – Advertising expenses are expensed as incurred and are included in selling and marketing expense in the Consolidated Statements of Income. Advertising expense totaled $28.1 million, $15.5 million and $14.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Cash and Cash Equivalents – We consider all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents.
Investments – Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Our convertible notes receivable from privately-held companies are accounted for as available-for-sale investments which are carried at cost, which we believe approximates fair value. Upon conversion, if any, we assess whether such equity investments should be accounted for on a cost basis or equity method, depending on whether we believe we have significant influence over the investee. Marketable securities, if any, are also accounted for as available-for-sale investments and recorded at fair value. Unrealized holding gains and losses on available-for-sale investments are included in accumulated other comprehensive (loss) income. The Company determines realized gains and losses based on the specific identification method. Management monitors and assesses individual investments for other-than-temporary impairment on a quarterly basis.
We had no available-for-sale equity securities as of December 31, 2015 due to the sale of our holdings in Castlight Health, Inc. stock during the three months ended June 30, 2015 and September 30, 2015. We had the following available-for-sale equity securities as of December 31, 2014:

	Cost	Gross Unrealized Gain	Fair Value
Marketable equity securities	$1,100	$39,850	$40,950
Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, investments, derivatives, notes receivables, and accounts receivable. We attempt to limit our credit risk associated with cash equivalents and investments by investing and/or depositing in highly-rated corporate and financial institutions, and engaging with highly-rated financial institutions as counterparties to our derivative transactions. With respect to customer accounts receivable, we manage our credit risk by performing ongoing credit evaluations of our customers. No single customer accounted for a significant amount of revenues for the years ended December 31, 2015, 2014, and 2013. No single customer accounted for a significant portion of accounts receivable as of December 31, 2015 and 2014.
Accounts Receivable – Accounts receivable represents unbilled amounts and amounts due from customers for business services. Accounts receivable are stated net of an allowance for uncollectible accounts, which is determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$557	$1,691	$1,771
Provision	692	(769)	791
Write-offs	(529)	(365)	(871)
Ending balance	$720	$557	$1,691
Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist of the following:

	Years Ended December 31,
	2015	2014	2013
Prepaid expenses	$17,882	$11,578	$10,006
Other receivables	12,294	10,599	6,715
Prepaid expenses and other current assets	$30,176	$22,177	$16,721
Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Equipment, furniture, and fixtures	3-5 years
Aircraft	20 years
Buildings	30-40 years
Building improvements	10-25 years
Land improvements	10 years
Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the improvements or the applicable lease terms, excluding renewal periods. Costs associated with maintenance and repairs are expensed as incurred.
Capitalized Interest Cost – Interest costs related to major capital projects, specifically our corporate headquarters campus project and capitalized internal-use software costs, are capitalized until each underlying asset is placed into service. Capitalized interest is calculated by multiplying the effective interest rate of the outstanding debt by the qualifying costs. As the qualifying asset is placed into service, the qualifying asset and the related capitalized interest are amortized over the useful life of the related asset.
Capitalized Software Costs – We capitalize certain costs related to the development of athenaNet services and other internal-use software. Costs incurred during the application development phase are capitalized only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the application development phase include employee wages and stock-based compensation expense, as well as external contractor costs for individuals working on these projects. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. The estimated useful life of the software is two to five years (refer to Note 6 – Capitalized Software Costs).
Long-Lived Assets – Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment losses have been recognized in the years ended December 31, 2015, 2014, and 2013.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Goodwill – Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We evaluate the carrying value of our goodwill annually on November 30. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment losses have been recognized in the years ended December 31, 2015, 2014, and 2013.
Purchased Intangible Assets – Purchased intangible assets consist of technology, a physician network, content, a trade name and trademark, customer backlog, non-compete agreements, customer relationships, above market leases, leases in place, and an indefinite-lived license related to the development of our headquarters' campus, most of which were acquired in connection with business acquisitions, and are amortized over their estimated useful lives based on the pattern of economic benefit expected from each asset. We concluded for certain purchased intangible assets that the pattern of economic benefit approximated the straight-line method, and therefore, the use of the straight-line method was appropriate, as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no degradation of the cash flows over time.
Accrued expenses and accrued compensation – Accrued expenses consist of the following:

	As of December 31,
	2015	2014
Accrued bonus	$59,006	$38,938
Accrued vacation	9,826	8,106
Accrued payroll	9,386	19,846
Accrued commissions	9,904	4,878
Accrued compensation expenses	$88,122	$71,768
Other accrued liabilities	$42,636	$31,162
Accrued property and equipment additions	8,816	5,871
Accrued expenses	$51,452	$37,033
Deferred Rent – Deferred rent consists of rent escalation, tenant improvement allowances and other incentives received from landlords related to the operating leases for our facilities. Rent escalation represents the difference between actual operating lease payments due and straight-line rent expense, which we record over the term of the lease. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord or paid on our behalf as part of the negotiated terms of the lease. These tenant improvement allowances and other incentives are recorded when realizable as deferred rent and are amortized as a reduction of periodic rent expense, over the term of the applicable lease.
Deferred Revenue – Deferred revenue primarily consists of billings or payments received in advance of the revenue recognition criteria being met. Deferred revenue includes amounts associated with multiple element arrangements associated with sponsored clinical information and decision support services which are recognized based upon contractual deliverables, and previously, deferred implementation services fees which will continue to be recognized as revenue ratably over the longer of the life of the agreement or the expected customer life, which is currently estimated to be 12 years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current.
Preferred Stock – Our Board of Directors has the authority, without further action by stockholders, to issue up to 5,000 shares of preferred stock in one or more series. Our Board of Directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. The ability to issue athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

preferred stock could delay or impede a change in control. As of December 31, 2015 and 2014, no shares of preferred stock were outstanding.
Common Stock – Common stockholders are entitled to one vote per share and dividends, when declared by the Board of Directors, subject to any preferential rights of preferred stockholders.
Business Combinations – We apply business combination accounting when we acquire control over a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded in general and administrative expenses; non-controlling interests, if any, are reflected at fair value at the acquisition date; in-process research and development, if any, is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management’s estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses’ operations are included in the Consolidated Statements of Income of the combined entity beginning on the date of acquisition. We have applied this acquisition method to the transaction described in Note 2 – Business Combinations.
Related Party Transaction – We have a long-term investment in a vendor. The total expense related to this vendor for the years ended December 31, 2015, 2014, and 2013 was $23.6 million, $11.3 million, and $1.5 million, respectively, and the total amount payable related to this vendor at December 31, 2015 and 2014 was $2.3 million and $1.3 million, respectively.
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
Sales and Use Taxes – Our services are subject to sales and use taxes in certain jurisdictions. Our contractual agreements with customers provide that payment of any sales or use tax assessments is the responsibility of the customer. In certain jurisdictions, sales taxes are collected from the customer and remitted to the respective agencies. These taxes are recorded on a net basis and excluded from revenue and expense in our financial statements as presented.
Incentives Received from Governmental Bodies – From time to time, we receive incentives from various government agencies and programs. We account for the portion of the credits that are expected to be used as grants by reducing general and administrative expense. Credits which are expected to be used to reduce general and administrative expense are recognized when the requirements to earn the credits have been met. We recognized $4.1 million and $1.2 million from our participation in incentive programs during the years ended December 31, 2015 and 2014, respectively.
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
Employee Benefit Plan – We sponsor a 401(k) retirement savings plan (the “401(k) Plan”), under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986. All employee contributions are allocated to the employee’s athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and non-forfeitable. We may make a discretionary contribution in any year, subject to authorization by our Board of Directors. During the years ended December 31, 2015, 2014, and 2013, our contributions to the 401(k) Plan were $5.3 million, $4.5 million, and $3.2 million, respectively.
New Accounting Pronouncements – In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. We have evaluated ASU 2015-17 and determined that its adoption will not have a material effect on our financial position or earnings.
On December 31, 2015, we elected to adopt ASU 2015-17 and change our method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, and have chosen to apply a prospective method. Prior balance sheets were not retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. This guidance is effective for public companies for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for all entities. We have evaluated ASU 2015-16 and determined that its adoption will not have a material effect on our financial position or earnings.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a reduction of the related debt liability rather than as an asset. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued. We have evaluated ASU 2015-03 and determined that its adoption will not have a material effect on our financial position or earnings.
On December 31, 2015, we elected to adopt ASU 2015-03 and change our method of classifying debt issuance costs whereby we will include debt issuance costs as a reduction to the related debt liability. The guidance was applied on a retrospective basis as prior balance sheets were adjusted.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance was effective for annual reporting periods beginning after December 15, 2016.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers. The amendments in this ASU defer the effective date of ASU 2014-09. Public companies should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We continue to evaluate the expected impact of this new guidance and available adoption methods.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

2. BUSINESS COMBINATIONS
RazorInsights
On January 13, 2015, we acquired RazorInsights for $39.9 million in cash after net working capital adjustments. We acquired RazorInsights for the assembled workforce, technology, customer base, and to accelerate our entry into the inpatient market. The fair value of net assets acquired, after measurement period adjustments totaling $1.0 million, was $8.9 million, including purchased intangible assets of $7.0 million related to technology acquired and $4.0 million related to customer relationships. The $31.1 million excess of purchase consideration over the fair value of net assets acquired is allocated to goodwill, which is deductible for U.S. income tax purposes. We incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expenses.
The fair values assigned to assets acquired and liabilities assumed were based on information that was available as of the date of the acquisition and upon completion of the valuation.
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
The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$14,027	$(3,119)	$2,594
Weighted average shares used in computing basic net income (loss) per share	38,611	37,862	36,856
Net income (loss) per share – Basic	$0.36	$(0.08)	$0.07
Net income (loss)	$14,027	$(3,119)	$2,594
Weighted average shares used in computing basic net income (loss) per share	38,611	37,862	36,856
Effect of dilutive securities	1,014	—	1,401
Weighted average shares used in computing diluted net income (loss) per share	39,625	37,862	38,257
Net income (loss) per share – Diluted	$0.35	$(0.08)	$0.07
The computation of diluted net income per share does not include 0.7 million and 0.4 million of stock options and restricted stock units for the years ended December 31, 2015 and December 31, 2013, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2015 and 2014, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Derivatives are carried at fair value, as determined using standard valuation models, and adjusted when necessary for credit risk. Refer to Note 9 – Debt for additional information.
As of December 31, 2015, we had $300.0 million outstanding on our term loan facility and we had not drawn on our revolving credit facility under the 2015 Credit Agreement (see Note 9 – Debt). As of December 31, 2014, we had $173.8 million outstanding on our term loan facility and $35.0 million outstanding on our revolving credit facility under the 2013 Credit Agreement. The credit facilities under both credit agreements carry a variable interest rate set at current market rates, and as such, the carrying values approximate fair values.
Our More Disruption Please (“MDP”) Accelerator portfolio is a program designed to cultivate heath care information technology start-ups and expand services offered to our physician network. Portfolio investments as of December 31, 2015 and 2014 are in the form of convertible notes receivable and equity, and are recorded in Investments and other assets on our Consolidated Balance Sheets. At December 31, 2015 and 2014, as there is no indication of performance risk and while conversion is contemplated for certain investments, we currently estimate that the fair value of the notes receivable approximates cost, based on inputs including the original transaction prices, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows (Level 3).
Marketable equity securities and money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Derivative financial instruments are used to manage certain of the Company’s interest rate exposures. We do not enter into derivatives for trading or speculative purposes. Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We have designated the interest rate swap agreement as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized, net of taxes, in other comprehensive income (loss) (“OCI”) until the hedged items are recognized in earnings. Hedge ineffectiveness associated with the interest rate swap, if any, will be reported in interest expense. For the years ended December 31, 2015 and 2014, no amount was recognized in earnings for our interest rate swap. There was no ineffectiveness associated with the interest rate swap during the years ended December 31, 2015 and 2014, athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

nor was any amount excluded from ineffectiveness testing. We do not expect that any of the $0.2 million of pre-tax unrealized losses included in accumulated other comprehensive (loss) income at December 31, 2015 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. We are exposed to credit loss in the event of non-performance by the swap counterparty.
The estimated fair value of our interest rate swap agreement with a certain financial institution at December 31, 2015 and 2014 was a liability of $0.2 million and $0.2 million, respectively, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include present value of fixed and projected floating rate cash flows over term of the swap contract. Refer to Note 9 – Debt for further information.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices (unadjusted) in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of December 31, 2015, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,006	$—	$—	$10,006
Debt Securities:
MDP Accelerator portfolio	$—	$—	$1,250	$1,250
Total assets	$10,006	$—	$1,250	$11,256
Interest rate swap liability (a)	$—	$(210)	$—	$(210)
Total liabilities	$—	$(210)	$—	$(210)

	Fair Value Measurements as of December 31, 2014, Using
	Level 1	Level 2	Level 3	Total
Available-for-sale investments:
Marketable equity securities	$40,950	$—	$—	$40,950
Debt Securities:
MDP Accelerator portfolio	$—	$—	$750	$750
Total assets	$40,950	$—	$750	$41,700
Interest rate swap liability (b)	$—	$(244)	$—	$(244)
Total liabilities	$—	$(244)	$—	$(244)

(a)	Recorded in other short-term liabilities on the Consolidated Balance Sheets.

(b)	Recorded in other long-term liabilities on the Consolidated Balance Sheets.
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the years ended December 31, 2015 and 2014:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance, beginning of period	$750	$—
Conversion	(250)	—
Additions	750	750
Balance, end of period	$1,250	$750

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

5. PROPERTY AND EQUIPMENT
We had no capital leases for the years ended December 31, 2015 and December 31, 2014. Property and equipment consists of the following:

	Years Ended December 31,
	2015	2014
Equipment	$113,221	$93,583
Furniture and fixtures	25,152	14,760
Leasehold improvements	32,534	18,113
Aircraft	15,054	15,054
Building	131,746	131,746
Building improvements	81,163	49,671
Land	23,059	23,059
Land improvements	5,893	4,339
Total property and equipment, at cost	427,822	350,325
Accumulated depreciation	(115,965)	(96,416)
Construction in progress	9,667	17,643
Property and equipment, net	$321,524	$271,552
Depreciation expense on property and equipment was $40.1 million, $31.5 million, and $25.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
6. CAPITALIZED SOFTWARE COSTS
Capitalized software consisted of the following:

	Years ended December 31,
	2015	2014
Capitalized internal-use software development costs	$114,484	$72,666
Acquired third party software licenses for internal use	25,710	15,873
Total gross capitalized software for internal-use	140,194	88,539
Accumulated amortization	(61,603)	(34,972)
Capitalized internal-use software in process	28,926	3,007
Total capitalized software costs	$107,517	$56,574
On January 23, 2015, we signed an agreement to purchase a suite of internally-developed clinical applications and an EHR system from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”) referred to as webOMR for $22.0 million in cash which is included in capitalized internal-use software in process. This asset is recorded in the capitalized software costs, net line on our Consolidated Balance Sheet. The agreement also provides for up to an additional $18.0 million in contingent payments upon achievement of certain milestones in the future. In connection with the purchase of the webOMR technology, the parties also entered into a two-year collaboration agreement under which BIDMC will provide ongoing consultation services with respect to the webOMR technology and provide one of its facilities as a testing site for a new inpatient service offering. We purchased webOMR to accelerate our entry into the inpatient market.
Capitalized software amortization expense totaled $53.4 million, $33.2 million and $18.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future amortization expense for all capitalized software placed in service as of December 31, 2015 is estimated to be $54.0 million, $22.5 million and $2.1 million for the years ending December 31, 2015, 2016, and 2017, respectively.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table summarizes the activity related to the carrying value of our goodwill during the years ended December 31, 2015 and 2014:

Gross balance as of January 1, 2014	$198,049
Gross balance as of December 31, 2014	$198,049
Goodwill recorded in connection with the acquisition of Razor Insights, LLC	31,108
Gross balance as of December 31, 2015	$229,157

Purchased Intangible Assets

Definite-lived intangible assets acquired as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
	Gross	Accumulated Amortization	Net
Developed technology	$13,500	$(9,575)	$3,925
Customer relationships	25,434	(12,100)	13,334
Doctor network	104,000	(15,196)	88,804
Drug information content	10,000	(5,608)	4,392
Trade name	11,500	(3,224)	8,276
Trademark	100	(2)	98
Above market leases	2,967	(2,449)	518
Leases in place	15,557	(8,892)	6,665
Total	$183,058	$(57,046)	$126,012

	December 31, 2014
	Gross	Accumulated Amortization	Net
Developed technology	$9,721	$(6,294)	$3,427
Customer relationships	21,434	(9,555)	11,879
Doctor network	104,000	(9,792)	94,208
Drug information content	10,000	(3,608)	6,392
Trade name	11,500	(2,074)	9,426
Non-compete agreement	1,178	(873)	305
Above market leases	3,016	(916)	2,100
Leases in place	19,695	(8,065)	11,630
Total	$180,544	$(41,177)	$139,367

Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $24.0 million, $28.6 million, and $17.9 million, respectively, and is included in direct operating expenses. Estimated amortization expense, based upon our intangible assets at December 31, 2015, is as follows:

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Year ending December 31,	Amount
2016	20,290
2017	15,872
2018	14,597
2019	13,993
2020	12,650
Thereafter	48,610
Total	$126,012

During the year ended December 31, 2015, we purchased an indefinite-lived license of $0.2 million related to the development of our headquarters' campus.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

8. OPERATING LEASES AND OTHER COMMITMENTS
We maintain operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of each leased facility. The rental agreements expire at various dates from 2016 to 2030.
During the year ended December 31, 2014, we expanded in four of our locations which are under operating lease. Rent expense totaled $9.8 million, $9.9 million, and $5.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

Year ending December 31,	Future Rent Payments
2016	$13,524
2017	14,060
2018	13,881
2019	13,388
2020	12,462
Thereafter	86,333
Total minimum lease payments	$153,648

9. DEBT
On May 10, 2013, we entered into a $325.0 million senior credit facility consisting of a $200.0 million unsecured term loan facility and a $125.0 million unsecured revolving credit facility (the “Senior Credit Facility”). As of December 31, 2014, $173.8 million was outstanding on the unsecured term loan facility and $35.0 million was outstanding on the unsecured revolving credit facility.
On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”). The 2015 Credit Agreement amended and restated our previous credit agreement (the “2013 Credit Agreement”), and provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). As of December 31, 2015, $300.0 million was outstanding on the unsecured term loan facility. A portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.
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
At our option, any loans under the 2015 Senior Credit Facility (other than swing line loans) will bear interest at a rate equal to (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. The interest rate for the 2015 Senior Credit Facility as of December 31, 2015 was 1.74%. We will pay a commitment fee during the term of the 2015 Senior Credit Facility, which varies between 0.20% and 0.40% based on our consolidated leverage ratio.
We incurred financing fees of $1.0 million for the 2015 Senior Credit Facility, which are being amortized as interest expense in the Consolidated Statements of Income over the 5-year term of the agreement.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Future principal payments of the unsecured term loan facility at December 31, 2015 were as follows:

Amount
2016	$11,250
2017	15,000
2018	20,625
2019	28,125
2020	225,000
Total	$300,000
Less current portion	11,250
Long-term portion	$288,750
During the quarter ended September 30, 2013, we entered into an interest rate swap agreement designed to fix the variable interest rate payable on $120.0 million of our variable rate debt at 0.8396% exclusive of the credit spread under the Senior Credit Facility.
The fair value of the interest rate swap recognized in other short-term liabilities and in OCI was as follows:

				Fair Value
Effective Date	Notional Amount	Fixed Rate	Maturity	December 31, 2015	December 31, 2014
August 31, 2013	120,000	0.8396%	August 31, 2016	$(210)	$(244)
Refer to Note 4 – Fair Value of Financial Instruments for further information.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

10. STOCK-BASED COMPENSATION
Total stock-based compensation expense for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation charged to:
Direct operating	$14,558	$12,009	$7,778
Selling and marketing	18,457	14,581	12,057
Research and development	8,956	7,221	4,238
General and administrative	22,163	21,747	18,575
Total stock-based compensation expense	$64,134	$55,558	$42,648
In addition, for the years ended December 31, 2015 and 2014, $7.3 million and $4.7 million of stock-based compensation was capitalized in the line item "Capitalized software costs, net" in the Consolidated Balance Sheets. $4.4 million and $2.3 million of capitalized software costs was included in the line item "Depreciation and amortization" in the Consolidated Statements of Income.
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

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The following table presents the stock option activity for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2015	1,850	$65.14
Granted	278	129.25
Exercised	(436)	37.79
Forfeited	(134)	126.88
Outstanding – as of December 31, 2015	1,558	78.94	5.8	$132,465
Exercisable – as of December 31, 2015	1,075	$57.50	4.9	$112,311
Vested and expected to vest as of December 31, 2015	1,482	$76.04	5.7	$129,955
Weighted-average fair value of options granted for the year ended December 31, 2015		$49.29
We recorded compensation expense in relation to these stock options of $11.6 million, $11.7 million, and $14.0 million, for the years ended December 31, 2015, 2014, and 2013, respectively.
The following table illustrates the range of assumptions used to compute stock-based compensation expense for awards granted:

Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.06% - 1.57%	.66% - 1.67%	.35% - .75%
Expected dividend yield	—%	—%	—%
Expected option term (years)	3.0 - 5.0	3.0 - 5.0	3.0 - 5.0
Expected stock volatility	40% - 42%	46% - 47%	41% - 45%
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
As of December 31, 2015 and 2014, there was $11.4 million and $16.5 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under our stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.1 years. The weighted average fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013 was $49.29, $77.55, and $38.09, respectively. The intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $44.3 million, $53.5 million, and $53.2 million, respectively. The intrinsic value is calculated as the difference between the market value of the stock on the date of purchase and the exercise price of the options.
Restricted Stock Units
The 2007 Plan also allows for granting of restricted stock unit awards under the terms of the plan. The majority of the restricted stock units vest in four equal, annual installments on the anniversaries of the vesting start date or in four equal, quarterly installments on anniversaries of the vesting date. We estimated the fair value of the restricted stock units using the market price of our common stock on the date of the grant. The fair value of restricted stock units is amortized on a straight-line basis over the vesting period. The following table presents the restricted stock unit activity for the year ended December 31, 2015:

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

	Shares	Weighted- Average Grant Date Fair Value
Outstanding – January 1, 2015	1,210	$124.65
Granted	576	132.31
Vested	(483)	103.31
Forfeited	(150)	101.56
Outstanding – as of December 31, 2015	1,153	$136.06
As of December 31, 2015, $93.5 million of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 2.7 years. Stock-based compensation expense of $51 million, $42.2 million, and $27.4 million was recorded for restricted stock units during the years ended December 31, 2015, 2014, and 2013, respectively. The weighted average fair value of restricted stock units granted during the years ended December 31, 2015, 2014, and 2013 was $132.31, $181.81, and $98.34, respectively. The intrinsic value of vested restricted stock units during the years ended December 31, 2015, 2014, and 2013 was $61.6 million, $78.5 million, and $35.2 million, respectively.
Employee Stock Purchase Plan
Our 2007 Employee Stock Purchase Plan allows employees of athenahealth and its subsidiaries as designated by our Board of Directors to purchase shares of our common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. The expense for the years ended December 31, 2015, 2014, and 2013 was $1.5 million, $1.7 million, and $1.2 million, respectively.
11. INCOME TAXES
The components of income (loss) before income tax (provision) benefit for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
U.S.	$17,130	$(4,579)	$1,536
Non-U.S.	1,756	715	695
Total	$18,886	$(3,864)	$2,231
The components of our income tax (provision) benefit for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Current Provision:
Federal	$(11,810)	$(9,656)	$(4,225)
State	(764)	(884)	(1,495)
Foreign	(827)	(385)	(961)
	(13,401)	(10,925)	(6,681)
Deferred Benefit:
Federal	5,787	10,695	5,291
State	2,565	906	1,753
Foreign	190	69	—
	8,542	11,670	7,044
Total income tax (provision) benefit	$(4,859)	$745	$363

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The components of our deferred income taxes as of December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
State net operating loss carryforward	$1,898	$1,694
Research and development tax credits	3,644	3,328
Allowances for accounts receivable	362	1,168
Deferred rent obligation	12,073	7,555
Stock compensation	29,306	25,264
Other accrued liabilities	2,860	2,223
Deferred revenue	20,107	17,797
Other	1,557	1,473
Total gross deferred tax assets	71,807	60,502
Valuation allowance	(4,041)	(3,420)
Total deferred tax assets	67,766	57,082
Deferred tax liabilities:
Intangible assets	(34,599)	(40,463)
Capitalized software	(23,624)	(15,769)
Property and equipment	(10,502)	(4,621)
Investments	80	(14,913)
Total deferred tax liabilities	(68,645)	(75,766)
Net deferred tax liabilities	$(879)	$(18,684)
During the years ended December 31, 2015, 2014, and 2013, we utilized tax attributes to reduce the current tax provision by $12.9 million, $9.9 million, and $7.0 million, respectively.
As of December 31, 2015, we had federal and state net operating loss (“NOL”) carryforwards of approximately $85.6 million (which was comprised entirely of NOL carryforwards from stock-based compensation) and $67.9 million (which included $29.2 million of NOL carryforwards from stock-based compensation), respectively, to offset future federal and state taxable income. The federal NOL carryforwards expire at various times from 2020 through 2035, and the state NOL carryforwards begin to expire in 2018. As of December 31, 2014, we had federal and state NOL carryforwards of approximately $73.6 million (which was comprised entirely of NOL carryforwards from stock-based compensation) and $67.7 million (which included $32.7 million of NOL carryforwards from stock-based compensation), respectively, to offset future federal and state taxable income.
We generated NOL carryforwards from stock-based compensation deductions in excess of expenses recognized for financial reporting purposes (“excess tax benefits”). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than as a reduction of the income tax provision. During the years ended December 31, 2015, 2014, and 2013, we realized excess tax benefits from federal and state tax deductions of $10.3 million, $9.9 million, and $6.9 million, respectively. As of December 31, 2015, there are unrecognized federal and state excess tax benefits of $100.0 million and $33.4 million, respectively, which will be credited to additional paid-in capital when realized.
Our research and development (“R&D”) tax credits carryforward is available to offset future federal and state taxes, and the credits expire at various times through 2035. We have federal and state R&D credits of $14.3 million (which relates entirely to the utilization of credits under the without method of accounting related to stock-based compensation) and $6.7 million (which includes $4.1 million from the utilization of credits under the without method of accounting related to stock-based compensation), respectively. These benefits, when utilized to reduce taxes payable, will be credited to additional paid-in capital.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Income tax computed at federal statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	7%	6%	(6)%
Research and development credits	(32)%	86%	(98)%
Permanent differences	13%	(87)%	20%
Valuation allowance	3%	(21)%	33%
Effective income tax rate	26%	19%	(16)%
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	2015	2014	2013
Beginning uncertain tax benefits	$5,813	$4,851	$1,761
Prior year – decreases	—	(79)	(537)
Prior year – increases	508	887	501
Acquired balances	—	—	2,339
Current year - decreases	(454)	(212)	—
Current year – increases	1,797	366	787
Ending uncertain tax benefits	$7,664	$5,813	$4,851
Included in the balance of unrecognized tax benefits at December 31, 2015 are $6.7 million of tax benefits that, if recognized, would affect the effective tax rate. We anticipate that no material amounts of unrecognized tax benefits will either expire or be settled within 12 months of the reporting date.
There were no interest and penalties included in the tax (provision) benefit for the year ended December 31, 2015. Interest and penalties included in the tax (provision) benefit amounted to $0.8 million for the year ended December 31, 2014. Accrued interest and penalties amounted to $1.2 million as of both December 31, 2015 and 2014. The accrued interest and penalties balances were adjusted for foreign currency gains during the year ended December 31, 2014 of $0.3 million.
We are subject to taxation in Federal, various states, and Indian jurisdictions. All carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service or other tax authorities if they have been used or will be used in a future period. As of December 31, 2015, federal tax years after 2011, state tax years after 2010 and foreign tax years after 2007 remain open per the statute of limitations by the major taxing jurisdictions to which we are subject.
12. COMMITMENTS AND CONTINGENCIES
We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment discrimination claims and challenges to our intellectual property. We believe that we have adequate legal defenses and that the likelihood of a loss contingency relating to the ultimate disposition of any of these disputes is remote. When the likelihood of a loss contingency becomes at least reasonably possible with respect to any of these disputes, or, as applicable in the future, if there is at least a reasonable possibility that a loss exceeding amounts already recognized may have been incurred, we will revise our disclosures in accordance with the relevant authoritative guidance.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected quarterly financial information follows for the year ended December 31, 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue:
Business services	$197,763	$215,403	$224,990	$247,919	$886,075
Implementation and other	8,671	9,291	11,078	9,613	38,653
Total revenue	206,434	224,694	236,068	257,532	924,728
Expense:
Direct operating	84,557	89,899	94,850	97,253	366,559
Selling and marketing	53,365	54,413	55,927	66,196	229,901
Research and development	23,728	24,387	22,560	23,579	94,254
General and administrative	36,212	36,103	34,778	37,484	144,577
Depreciation and amortization	20,352	22,101	24,763	26,277	93,493
Total expense	218,214	226,903	232,878	250,789	928,784
Operating (loss) income	(11,780)	(2,209)	3,190	6,743	(4,056)
Other (expense) income:
Interest expense	(1,059)	(1,513)	(1,620)	(1,604)	(5,796)
Other income	44	21,081	7,590	23	28,738
Total other (expense) income	(1,015)	19,568	5,970	(1,581)	22,942
(Loss) income before income tax benefit (provision)	(12,795)	17,359	9,160	5,162	18,886
Income tax benefit (provision)	3,963	(8,010)	(3,365)	2,553	(4,859)
Net (loss) income	$(8,832)	$9,349	$5,795	$7,715	$14,027
Net (loss) income per share – Basic	$(0.23)	$0.24	$0.15	$0.20	$0.36
Net (loss) income per share – Diluted	$(0.23)	$0.24	$0.15	$0.19	$0.35
Weighted average shares used in computing net (loss) income per share:
Basic	38,278	38,574	38,714	38,873	38,611
Diluted	38,278	39,340	39,536	39,809	39,625

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