Form 10-Q
period 2016-03-31
ATHENAHEALTH INC
filed 2016-04-28
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At April 25, 2016, the registrant had 39,263,333 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$100,591	$141,927
Accounts receivable, net	147,254	148,157
Prepaid expenses and other current assets	35,283	30,176
Total current assets	283,128	320,260
Property and equipment, net	323,094	321,524
Capitalized software costs, net	115,832	107,517
Purchased intangible assets, net	119,933	126,239
Goodwill	229,157	229,157
Investments and other assets	14,168	13,965
Total assets	$1,085,312	$1,118,662
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$5,956	$10,768
Accrued compensation	51,721	88,122
Accrued expenses	56,760	51,452
Long-term debt	14,517	10,762
Deferred revenue	32,368	32,593
Total current liabilities	161,322	193,697
Deferred rent, net of current portion	31,514	31,118
Long-term debt, net of current portion	283,721	287,353
Deferred revenue, net of current portion	55,452	55,946
Long-term deferred tax liability, net	2,306	1,254
Other long-term liabilities	5,324	5,988
Total liabilities	539,639	575,356
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 40,520 shares issued and 39,243 shares outstanding at March 31, 2016; 40,209 shares issued and 38,931 shares outstanding at December 31, 2015	406	403
Additional paid-in capital	525,611	522,443
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(819)	(848)
Retained earnings	21,675	22,508
Total stockholders’ equity	545,673	543,306
Total liabilities and stockholders’ equity	$1,085,312	$1,118,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Business services	$247,529	$197,763
Implementation and other	8,620	8,671
Total revenue	256,149	206,434
Expense:
Direct operating	105,389	84,557
Selling and marketing	57,590	53,365
Research and development	25,147	23,728
General and administrative	40,925	36,212
Depreciation and amortization	26,774	20,352
Total expense	255,825	218,214
Operating income (loss)	324	(11,780)
Other (expense) income:
Interest expense	(1,930)	(1,059)
Other income	42	44
Total other (expense) income	(1,888)	(1,015)
Loss before income tax benefit	(1,564)	(12,795)
Income tax benefit	731	3,963
Net loss	$(833)	$(8,832)
Net loss per share – Basic	$(0.02)	$(0.23)
Net loss per share – Diluted	$(0.02)	$(0.23)
Weighted average shares used in computing net loss per share:
Basic	39,034	38,278
Diluted	39,034	38,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(833)	$(8,832)
Other comprehensive income (loss)
Unrealized loss on securities, net of tax of $5,194 for the three months ended March 31, 2015	—	(8,596)
Unrealized gain (loss) on change in fair value of interest rate swap, net of tax of $10 and $140 for the three months ended March 31, 2016 and 2015, respectively	17	(231)
Foreign currency translation adjustment	12	129
Total other comprehensive income (loss)	29	(8,698)
Comprehensive loss	$(804)	$(17,530)
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(833)	$(8,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,055	26,541
Deferred income tax	(1,020)	(4,219)
Stock-based compensation expense	15,166	15,874
Other reconciling adjustments	56	102
Changes in operating assets and liabilities:
Accounts receivable, net	903	4,183
Prepaid expenses and other current assets	(5,108)	(4,491)
Other long-term assets	(203)	58
Accounts payable	(4,439)	1,139
Accrued expenses and other long-term liabilities	9,566	6,683
Accrued compensation	(38,777)	(30,027)
Deferred revenue	(719)	3,314
Deferred rent	658	2,599
Net cash provided by operating activities	8,305	12,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(20,843)	(38,492)
Purchases of property and equipment	(18,673)	(22,815)
Payments on acquisitions, net of cash acquired	—	(40,165)
Net cash used in investing activities	(39,516)	(101,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	5,752	6,287
Taxes paid related to net share settlement of stock awards	(15,928)	(15,310)
Proceeds from line of credit	—	60,000
Payments on long-term debt	—	(3,750)
Other financing activities	(23)	—
Net cash (used in) provided by financing activities	(10,199)	47,227
Effect of exchange rate changes on cash and cash equivalents	74	127
Net decrease in cash and cash equivalents	(41,336)	(41,194)
Cash and cash equivalents at beginning of period	141,927	73,787
Cash and cash equivalents at end of period	$100,591	$32,593
Non-cash transactions
Property, equipment, and purchased software recorded in accounts payable and accrued expenses	$9,477	$9,557
Non-cash leasehold improvements	$—	$105
Additional disclosures
Cash paid for interest, net	$1,842	$252
Cash paid for taxes	$91	$136

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Related Party Transaction – We have a long-term investment in a vendor. The total expense related to this vendor for the three months ended March 31, 2016 and 2015 was $8.1 million and $4.3 million, respectively, and the total amount payable to this vendor at March 31, 2016 and December 31, 2015 was $3.3 million and $2.3 million, respectively.
New Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. We are assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers,which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We continue to evaluate the expected impact of this new guidance and available adoption methods.
2. BUSINESS COMBINATIONS
Razor Insights
On January 13, 2015, we acquired Razor Insights, LLC (“RazorInsights”) for $39.9 million in cash after net working capital adjustments. We acquired RazorInsights for the assembled workforce, technology, customer base, and to accelerate our entry into the inpatient market. The fair value of net assets acquired, after measurement period adjustments totaling $1.0 million, was $8.9 million, including purchased intangible assets of $7.0 million related to technology acquired and $4.0 million related to customer relationships. The $31.1 million excess of purchase consideration over the fair value of net assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. We incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expenses.
3. NET LOSS PER SHARE
The following table reconciles the weighted average shares outstanding for basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net loss	$(833)	$(8,832)
Weighted average shares used in computing basic net loss per share	39,034	38,278
Net loss per share – Basic	$(0.02)	$(0.23)
Net loss	$(833)	$(8,832)
Weighted average shares used in computing diluted net loss per share	39,034	38,278
Net loss per share – Diluted	$(0.02)	$(0.23)
4. DEBT
On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”). The 2015 Credit Agreement amended and restated our previous credit agreement, dated as of May 10, 2013 (the “2013 Credit Agreement”), and provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). As of both March 31, 2016 and December 31, 2015, $300.0 million was outstanding on the unsecured term loan facility. A portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.
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
At our option, any loans under the 2015 Senior Credit Facility (other than swing line loans) will bear interest at a rate equal to (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. The interest rate for the 2015 Senior Credit Facility as of March 31, 2016 was 1.94%. We will pay a commitment fee during the term of the 2015 Senior Credit Facility, which varies between 0.20% and 0.40% based on our consolidated leverage ratio.
We incurred financing fees of $1.0 million for the 2015 Senior Credit Facility, which are being amortized as interest expense in the Condensed Consolidated Statements of Income over the five-year term of the agreement.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

Future principal payments of the unsecured term loan facility at March 31, 2016 are as follows:

Amount
2016	$11,250
2017	15,000
2018	20,625
2019	28,125
2020	225,000
Total	$300,000
Less current portion	15,000
Long-term portion	$285,000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Derivatives are carried at fair value, as determined using standard valuation models, and adjusted when necessary for credit risk.
As of March 31, 2016 and December 31, 2015, we had $300.0 million outstanding on our term loan facility under the 2015 Credit Agreement. As of March 31, 2016 and December 31, 2015, we had not drawn on our revolving credit facility under the 2015 Credit Agreement. The credit facility carries a variable interest rate set at current market rates, and as such, the carrying value approximates fair value.
Our More Disruption Please (“MDP”) Accelerator portfolio is a program designed to cultivate health care information technology start-ups and expand services offered to our physician network. Portfolio investments as of March 31, 2016 and December 31, 2015 are in the form of convertible notes receivable and equity, and are included in investments and other assets on our Condensed Consolidated Balance Sheets. At March 31, 2016, as there is no indication of performance risk, and while conversion is contemplated for certain investments, we currently estimate that the fair value of the notes receivable approximates cost, based on inputs including the original transaction prices, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows (Level 3).
Marketable equity securities and money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Derivative financial instruments are used to manage certain of our interest rate exposures. We do not enter into derivatives for trading or speculative purposes. Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We have designated the interest rate swap agreement as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized, net of taxes, in other comprehensive income (loss) (“OCI”) until the hedged items are recognized in earnings. Hedge ineffectiveness associated with the interest rate swap, if any, will be reported in interest expense. For the three months ended March 31, 2016 and December 31, 2015, no amount was recognized in earnings for our interest rate swap. There was no ineffectiveness associated with the interest rate swap during the three months ended March 31, 2016 and December 31, 2015, nor was any amount excluded from ineffectiveness testing. We do not expect that any of the $0.2 million of pre-tax unrealized losses included in accumulated other comprehensive loss at March 31, 2016 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. We are exposed to credit loss in the event of non-performance by the swap counterparty.
The estimated fair value of our interest rate swap agreement with a certain financial institution at March 31, 2016 and December 31, 2015 was a liability of $0.2 million and $0.2 million, respectively, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of March 31, 2016, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,011	$—	$—	$10,011
Debt securities:
MDP Accelerator portfolio	—	—	1,250	1,250
Total assets	$10,011	$—	$1,250	$11,261
Interest rate swap liability (a)	$—	$(183)	$—	$(183)
Total liabilities	$—	$(183)	$—	$(183)

	Fair Value Measurements as of December 31, 2015, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,006	$—	$—	$10,006
Debt securities:
MDP Accelerator portfolio	—	—	1,250	1,250
Total assets	$10,006	$—	$1,250	$11,256
Interest rate swap liability (a)	$—	$(210)	$—	$(210)
Total liabilities	$—	$(210)	$—	$(210)

(a)	Recorded in other short-term liabilities on the Condensed Consolidated Balance Sheets.
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three months ended March 31, 2016 and March 31, 2015:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Balance, beginning of period	$1,250	$750
Conversion	—	—
Additions	—	—
Balance, end of period	$1,250	$750

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding management's expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; statements regarding the benefits of and demand for our service offerings; statements regarding the potential expansion and value of our network and progress towards building the health care information backbone; statements regarding changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, depreciation and amortization, interest and income taxes; the impact of litigation; the impact of foreign currency fluctuations; and liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “estimates,” or similar terminology, and the negative of these terms.
Forward-looking statements are not promises or guarantees of future performance, and are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. These factors include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, under the heading Part I, Item 1A, “Risk Factors,” and any set forth below in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.”
Forward-looking statements speak only as of the date hereof and, except as required by law, we undertake no obligation to update or revise these forward-looking statements.
Overview
athenahealth, Inc. (“athenahealth,” the “Company,” “we,” “our,”) provides network-enabled business services that empower health care providers to achieve and sustain financial health while staying focused on quality patient care. These services are designed to minimize the hassles that health care providers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. We deliver the majority of our service offerings using a single instance of cloud-based software, which we refer to as athenaNet. These integrated service offerings include: revenue cycle and medical billing, electronic health records (“EHR”), patient engagement, care coordination, and population health management.
Our model combines a cloud-based network, knowledge, and back-office work, which we refer to as network, knowledge, and work, to help keep health care providers profitable and prepared for every change. Including our clients on the same instance of software creates a network effect. We believe that this network effect enables each client to benefit from the collective experience of other clients. As the network grows, we believe these benefits also expand. athenaNet acts as the conduit for the exchange of information among clients, payers, trading partners, and our staff of experts. It enables us to learn continuously, innovate with agility, and deliver instant updates that rapidly improve performance. In addition, our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering incoming faxes to tracking claims with payers and managing denials. We automate this work whenever possible; when automation is not an option, we perform the work at massive scale with our team of experts. The knowledge we gain from doing work for our clients is culled, curated, and captured within athenaNet through mechanisms that include a patented billing rules engine and clinical quality management engine. As we work with clients, payers, and other industry trading partners, more expert knowledge is infused into each service, which we believe makes athenaNet smarter and more powerful for our clients. This unique combination of network, knowledge, and work is fundamental to our service model and value proposition to clients.
For the three months ended March 31, 2016, we generated revenue of $256.1 million primarily from the sale of our services compared to $206.4 million for the three months ended March 31, 2015. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominately derived from core athenahealth-branded business services, which excludes revenue from Epocrates-branded services, third-party tenant revenue, and other non-core revenue. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients, connecting our financial results directly to those of our clients and our ability to drive revenue to medical practices. Therefore, the key drivers of our revenue include growth in the number of physicians and other health care providers working within our client accounts, the collections of these physicians and providers, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of physician and hospital clients. Our research and development, general and administrative, and depreciation and amortization expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions, and update our assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. Additionally, we may employ third-party experts to assist in our evaluations. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 4, 2016.
Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services primarily consists of revenue from our revenue cycle and medical billing service; EHR service; patient engagement service; care coordination service; and population health management service, as well as Epocrates and other point-of-care mobile apps. No single customer accounted for a significant amount of revenues for the three months ended March 31, 2016 and 2015.
Business services revenue accounted for 97% of our total revenues for the three months ended March 31, 2016, compared to 96% for the three months ended March 31, 2015. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s or health system's total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length, and timing of the onset of the cold and flu season. While we believe that the severity, length, and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
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
Income Tax Benefit. Income tax benefit relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to the fact that we have certain permanent items which include, but are not limited to, our employee stock purchase plan, the impact of tax deduction limits related to certain of our highly compensated officers, lobbying, and meals and entertainment. These permanent items are partially offset by the research and development credits we generate through the development of our new and enhanced services. We are currently experiencing volatility in our effective tax rate due to the timing of discrete items.
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. We are assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). We continue to evaluate the expected impact of this new guidance and available adoption methods.
Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(in thousands)
Business services revenue	$247,529	$197,763	$49,766	25%
Implementation and other revenue	8,620	8,671	(51)	(1)%
Total	$256,149	$206,434	$49,715	24%
Total revenue for the three months ended March 31, 2016 increased due to an increase in business services revenue. The increase in business services revenue was primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and practice management service, EHR service, and patient engagement service are as follows:

		As of March 31,
		2016	2015	Change
		Number	Number	Number	Percent
Revenue cycle and medical billing	Physicians	57,093	47,062	10,031	21%
	Providers	78,158	64,648	13,510	21%
EHR	Physicians	26,169	19,796	6,373	32%
	Providers	34,576	26,166	8,410	32%
Patient engagement	Physicians	42,278	33,578	8,700	26%
	Providers	55,244	43,770	11,474	26%
Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed was as follows:

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(in millions)
Collections processed	$5,203	$4,111	$1,092	27%

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(in thousands)
Direct operating	$105,389	$84,557	$20,832	25%
Direct Operating Expense. Direct operating expense increased primarily due to compensation costs, including stock-based compensation expense, which increased $14.0 million in the three months ended March 31, 2016, as a result of a 21% increase in headcount from March 31, 2015. We increased headcount due to the increase in the number of providers added to the network.
In addition, costs associated with our business partner outsourcing and clearing house activities increased $4.0 million, as the number of claims that we processed on behalf of our clients increased during the three months ended March 31, 2016. The total claims submitted on behalf of clients were as follows:

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(in millions)
Total claims submitted	41.2	32.8	8.4	26%

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(in thousands)
Selling and marketing	$57,590	$53,365	$4,225	8%
Research and development	25,147	23,728	1,419	6%
General and administrative	40,925	36,212	4,713	13%
Depreciation and amortization	26,774	20,352	6,422	32%
Total	$150,436	$133,657	$16,779	13%
Selling and Marketing Expense. Selling and marketing expense increased for the three months ended March 31, 2016 primarily due to increases in professional services and other general selling and marketing-related costs. Professional services increased $0.9 million for the three months ended March 31, 2016 due to increased usage of consultants. General selling and marketing-related costs increased $2.3 million for the three months ended March 31, 2016.
Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased $1.3 million for the three months ended March 31, 2016, largely due to a 34% increase in headcount from March 31, 2015. The additional research and development personnel were necessary in order to maintain the network, its content, and make operational enhancements, as well as expand our service offerings and develop new technologies.
General and Administrative Expense. General and administrative expense increased in the three months ended March 31, 2016, primarily due to $2.1 million of costs associated with closing out a long-standing vendor relationship and the timing of legal expenses, as well as a $2.0 million increase in infrastructure costs incurred as a result of our growth.
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three months ended March 31, 2016. This increase was primarily due to $3.6 million of amortization related to an increase in the cost of projects being capitalized and partially due to $2.8 million of depreciation due to a higher fixed asset base.

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(in thousands)
Income tax benefit	$731	$3,963	$(3,232)	(82)%
Effective tax rate	46.7%	31.0%
Income Tax Benefit. The difference in our effective tax rate for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is primarily due to discrete items.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $100.6 million compared to cash and cash equivalents of $141.9 million as of December 31, 2015. As of March 31, 2016 and December 31, 2015, we had outstanding indebtedness of $300.0 million.
On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”), which provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). As of both March 31, 2016 and December 31, 2015, $300.0 million was outstanding on the unsecured term loan facility.
The 2015 Credit Agreement may be used to refinance existing indebtedness, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage ratio, consolidated leverage ratio, and consolidated senior leverage ratio), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020. As of March 31, 2016, we had $300.0 million outstanding on the unsecured term loan facility and we had nothing drawn on the unsecured revolving credit facility. As of March 31, 2016, we had $200.0 million available on the unsecured revolving credit facility. As of March 31, 2016, we were in compliance with our covenants under the 2015 Credit Agreement.
We believe our current sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. In addition, our 2015 Senior Credit Facility will provide additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients, as well as the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
Commitments
We enter into various purchase commitments with vendors in the normal course of business. We believe that our existing sources of liquidity will be adequate to fund these purchases during the 2016 fiscal year. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees.
Operating Cash Flow Activities
Net income after non-cash and reclassification adjustments contributed an additional $17.0 million to cash provided by operating activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The non-cash adjustments were driven by an increase in depreciation and amortization of $6.5 million related to investment in our growth. Additionally, there was a decrease in cash provided by working capital of $21.6 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which was primarily driven by the increase in our annual bonus payment (paid in the first quarter of both 2016 and 2015) related to headcount growth, as well as a decrease in accounts payable due to timing of payments.
Investing Cash Flow Activities
Net cash used in investing activities decreased $62.0 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015 primarily due to our acquisition of RazorInsights in the three months ended March 31, 2015 for $40.2 million, net of cash acquired, which is included in the payments for acquisitions line, and a decrease of $17.6 million in capitalized software costs, which, in 2015, included our purchase of webOMR for $22.0 million. We expect to continue to increase our investment in capitalized software costs as we develop new and enhance existing services. Note during the three months ended March 31, 2016 we had cash spend of $20.8 million related to capitalized software. The cash spend consisted of $19.8 million related to internally-developed software while the remaining $1.0 million related to acquired software licenses.
Financing Cash Flow Activities
Net cash (used in) provided by financing activities decreased $57.4 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to $56.2 million of net proceeds received from the 2015 Senior Credit Facility in the three months ended March 31, 2015.

For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises due to the stock price and the increase in the issuance of restricted stock units compared to stock options.
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our condensed consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three months ended March 31, 2016 and 2015, approximately 2% of our expenses occurred in our direct subsidiary in India, and were incurred in Indian rupees. We therefore we do not believe that the risk of a significant impact on our operating income from foreign currency fluctuations is likely.
Interest Rate Risk. We had $300.0 million of outstanding borrowings under our 2015 Senior Credit Facility at March 31, 2016. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of March 31, 2016 would result in a change in interest expense of $1.8 million annually.
During the three months ended March 31, 2016, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive (loss) income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swap at fair value, which amounted to a liability of $0.2 million at March 31, 2016 and March 31, 2015.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosure. As of March 31, 2016 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13-cv-945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and its former officers and directors. The complaint asserted claims under sections 11, 12, and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its initial public offering (“IPO”) and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between February 2, 2011 (the day after the IPO) and August 9, 2011. On October 8, 2013, plaintiffs filed an amended complaint, alleging only claims under the Securities Exchange Act of 1934 and voluntarily dismissing a number of the individual defendants. Plaintiffs allege that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay marketing and negatively impacted the timing of Epocrates’ sales and revenue growth. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, plaintiffs’ costs, attorneys’ fees, and such other and further relief as the court may deem just and proper. On December 9, 2013, we filed a motion to dismiss the amended complaint. On June 4, 2014, the court issued an order dismissing the complaint and granting plaintiffs leave to amend their complaint. On June 30, 2014, plaintiffs filed a second amended complaint, which asserts substantially similar claims as those set forth in the first amended complaint. On July 14, 2014, we filed a motion to dismiss the second amended complaint. On October 2, 2014, the court granted plaintiffs leave to file a third amended complaint by October 23, 2014, and denied the motion to dismiss as moot. Plaintiffs filed their third amended complaint on October 23, 2014, which asserts substantially similar claims on behalf of all stockholders that purchased shares between February 1, 2011 and August 9, 2011. We filed a motion to dismiss the third amended complaint on November 10, 2014, and the court denied the motion on March 13, 2015. On April 27, 2015, we filed our answer to the third amended complaint denying the allegations in the third amended complaint. On September 22, 2015, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. The court preliminarily approved the settlement on December 16, 2015 and set a final approval hearing for May 2016.
On May 21, 2015, a class action petition was filed by St. Louis Heart Center, Inc. in the State Circuit Court of St. Louis County, Missouri, against athenahealth. The petition alleges we violated the Telephone Consumer Protection Act (the “TCPA”). Following service, we removed the case to federal court in the United States District Court for the Eastern District of Missouri, Case No. 4:15-cv-01215. On our motion, the federal court initially stayed further proceedings (pending the United States Supreme Court's decision in Campbell-Ewald v. Gomez, No. 14-857), but lifted that stay on February 3, 2016. We filed our Answer in the case on March 8, 2016. Subsequently, on March 14, 2016, we moved for an additional stay pending a decision by the U.S. Court of Appeals for the D.C. Circuit in Bais Yaakov of Spring Valley v. FCC, No. 14-1234 regarding the validity of a regulation promulgated by the Federal Communications Commission relating to the claims asserted in the petition. Briefing on our motion for stay is scheduled to be completed on or before April 28, 2016. We intend to vigorously defend this action.
On September 4, 2015, a class action petition was filed by Michigan Urgent & Primary Care Physicians, P.C., in the United States District Court for the Eastern District of Michigan, Case No. 2:15-cv-13156, against athenahealth. The petition alleged we violated the TCPA. Following service, the court initially continued further proceedings (pending the United States Supreme Court's decision in Campbell-Ewald v. Gomez), but on February 8, 2016, the court entered a Case Management and Scheduling Order for the action to go forward. On March 8, 2016, the parties filed a joint notice of settlement informing the court that we have settled the named plaintiff's claims in the case, and on March 18, 2016, the court entered a stipulated order of dismissal that dismissed with prejudice the plaintiff's individual claims and dismissed without prejudice the claims of any putative class members.
In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
There have been no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial and Administrative Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial and Administrative Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL:
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
Date: April 28, 2016