Form 10-Q
period 2016-06-30
ATHENAHEALTH INC
filed 2016-07-21
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At July 18, 2016, the registrant had 39,343,485 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$134,297	$141,927
Accounts receivable, net	139,829	148,157
Prepaid expenses and other current assets	33,098	30,176
Total current assets	307,224	320,260
Property and equipment, net	327,912	321,524
Capitalized software costs, net	123,495	107,517
Purchased intangible assets, net	116,119	126,239
Goodwill	229,935	229,157
Investments and other assets	15,080	13,965
Total assets	$1,119,765	$1,118,662
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$4,086	$10,768
Accrued compensation	82,795	88,122
Accrued expenses	50,118	51,452
Long-term debt	14,523	10,762
Deferred revenue	31,859	32,593
Total current liabilities	183,381	193,697
Deferred rent, net of current portion	31,361	31,118
Long-term debt, net of current portion	280,088	287,353
Deferred revenue, net of current portion	52,542	55,946
Long-term deferred tax liability, net	1,659	1,254
Other long-term liabilities	5,166	5,988
Total liabilities	554,197	575,356
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 40,590 shares issued and 39,312 shares outstanding at June 30, 2016; 40,209 shares issued and 38,931 shares outstanding at December 31, 2015	406	403
Additional paid-in capital	547,470	522,443
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(868)	(848)
Retained earnings	19,760	22,508
Total stockholders’ equity	565,568	543,306
Total liabilities and stockholders’ equity	$1,119,765	$1,118,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Business services	$254,087	$215,403	$501,616	$413,166
Implementation and other	7,852	9,291	16,472	17,962
Total revenue	261,939	224,694	518,088	431,128
Expense:
Direct operating	103,891	89,899	209,280	174,456
Selling and marketing	65,906	54,413	123,496	107,778
Research and development	23,612	24,387	48,759	48,115
General and administrative	41,262	36,103	82,187	72,315
Depreciation and amortization	28,534	22,101	55,308	42,453
Total expense	263,205	226,903	519,030	445,117
Operating loss	(1,266)	(2,209)	(942)	(13,989)
Other (expense) income:
Interest expense	(1,538)	(1,513)	(3,468)	(2,572)
Other income	5	21,081	47	21,125
Total other (expense) income	(1,533)	19,568	(3,421)	18,553
(Loss) income before income tax benefit (provision)	(2,799)	17,359	(4,363)	4,564
Income tax benefit (provision)	884	(8,010)	1,615	(4,047)
Net (loss) income	$(1,915)	$9,349	$(2,748)	$517
Net (loss) income per share – Basic	$(0.05)	$0.24	$(0.07)	$0.01
Net (loss) income per share – Diluted	$(0.05)	$0.24	$(0.07)	$0.01
Weighted average shares used in computing net (loss) income per share:
Basic	39,271	38,574	39,153	38,427
Diluted	39,271	39,340	39,153	39,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(1,915)	$9,349	$(2,748)	$517
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax of ($2,210) and $2,984 for the three and six months ended June 30, 2015, respectively	—	1,633	—	(6,963)
Reclassification adjustments for gains on sales of marketable securities included in net income, net of tax of $8,471 for the three and six months ended June 30, 2015, respectively	—	(12,600)	—	(12,600)
Unrealized gain (loss) on change in fair value of interest rate swap, net of tax of ($40) and ($50) for the three and six months ended June 30, 2016, respectively, and ($23) and $117 for the three and six months ended June 30, 2015, respectively	66	36	83	(195)
Foreign currency translation adjustment	(115)	(265)	(103)	(136)
Total other comprehensive loss	(49)	(11,196)	(20)	(19,894)
Comprehensive loss	$(1,964)	$(1,847)	$(2,768)	$(19,377)
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,748)	$517
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	66,451	54,726
Excess tax benefit from stock-based awards	—	(1,042)
Deferred income tax	(1,970)	3,553
Stock-based compensation expense	33,545	32,963
Gain on sale of marketable securities	—	(21,071)
Other reconciling adjustments	(28)	84
Changes in operating assets and liabilities:
Accounts receivable, net	8,328	(4,423)
Prepaid expenses and other current assets	(2,867)	(7,287)
Other long-term assets	(1,335)	(858)
Accounts payable	(5,967)	2,561
Accrued expenses and other long-term liabilities	1,238	7,152
Accrued compensation	(9,175)	(5,371)
Deferred revenue	(4,139)	7,094
Deferred rent	662	5,982
Net cash provided by operating activities	81,995	74,580
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(42,849)	(58,730)
Purchases of property and equipment	(33,969)	(41,993)
Payments on acquisitions, net of cash acquired	(1,700)	(39,890)
Proceeds from sales of marketable securities	—	18,584
Other investing activities	213	(2,550)
Net cash used in investing activities	(78,305)	(124,579)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	9,194	8,559
Taxes paid related to net share settlement of stock awards	(16,549)	(18,718)
Excess tax benefit from stock-based awards	—	1,042
Proceeds from line of credit	—	60,000
Payments on line of credit	—	(95,000)
Proceeds from long-term debt	—	300,000
Payments on long-term debt	(3,750)	(173,750)
Debt issuance costs	—	(987)
Other financing activities	(47)	—
Net cash (used in) provided by financing activities	(11,152)	81,146
Effect of exchange rate changes on cash and cash equivalents	(168)	(67)
Net decrease in cash and cash equivalents	(7,630)	31,080
Cash and cash equivalents at beginning of period	141,927	73,787
Cash and cash equivalents at end of period	$134,297	$104,867
Non-cash transactions
Property, equipment, and purchased software recorded in accounts payable and accrued expenses	$12,096	$15,444
Non-cash leasehold improvements	$—	$1,228
Receivable of proceeds from the sale of marketable securities in prepaid expenses and other current assets	$—	$2,832
Additional disclosures
Cash paid for interest, net	$3,591	$2,665
Cash paid for taxes	$458	$138

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Related Party Transaction – We have a long-term investment in a vendor. The total expense related to this vendor for the three and six months ended June 30, 2016 was $11.4 million and $19.5 million, respectively, and was $5.6 million and $9.9 million for the three and six months ended June 30, 2015, respectively. The total amount payable to this vendor at June 30, 2016 and December 31, 2015 was $3.8 million and $2.3 million, respectively.
New Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is permitted. We are assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures.
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
2. BUSINESS COMBINATIONS
Arsenal Health
On April 11, 2016, we acquired Arsenal Health, formerly known as Smart Scheduling, Inc., for $1.7 million. We purchased Arsenal Health in order to add its schedule optimization functionality to our athenaCoordinator offering. We expect this acquisition to accelerate our capabilities in machine learning and predictive analytics. The fair value of the purchased intangible assets related to technology acquired was $0.9 million. The $0.8 million excess of purchase consideration over the fair value of the purchased intangible assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. In conjunction with this acquisition, Smart Scheduling, Inc. settled the convertible note receivable and related interest from our More Disruption Please (“MDP”) Accelerator Program, which represented a total fair value of $0.3 million. We incurred transaction costs in connection with the acquisition of $0.1 million, which are included in general and administrative expenses.
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
3. NET (LOSS) INCOME PER SHARE
The following table reconciles the weighted average shares outstanding for basic and diluted net (loss) income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(1,915)	$9,349	$(2,748)	$517
Weighted average shares used in computing basic net (loss) income per share	39,271	38,574	39,153	38,427
Net (loss) income per share – Basic	$(0.05)	$0.24	$(0.07)	$0.01
Net (loss) income	$(1,915)	$9,349	$(2,748)	$517
Weighted average shares used in computing basic net (loss) income per share	39,271	38,574	39,153	38,427
Effect of dilutive securities	—	766	—	911
Weighted average shares used in computing diluted net (loss) income per share	39,271	39,340	39,153	39,338
Net (loss) income per share – Diluted	$(0.05)	$0.24	$(0.07)	$0.01
The computation of diluted net (loss) income per share does not include 0.7 million and 0.7 million for both the three and six months ended June 30, 2015, respectively, because their inclusion would have an anti-dilutive effect on net (loss) income per share.
4. DEBT
On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”). The 2015 Credit Agreement amended and restated our previous credit agreement, dated as of May 10, 2013 (the “2013 Credit Agreement”), and provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). As of June 30, 2016 and December 31, 2015, we had $296.3 million and $300.0 million, respectively, outstanding on the unsecured term loan facility. A athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.
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
At our option, any loans under the 2015 Senior Credit Facility (other than swing line loans) will bear interest at a rate equal to (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. The interest rate for the 2015 Senior Credit Facility as of June 30, 2016 was 1.96%. We will pay a commitment fee during the term of the 2015 Senior Credit Facility, which varies between 0.20% and 0.40% based on our consolidated leverage ratio.
We incurred financing fees of $1.0 million for the 2015 Senior Credit Facility, which are being amortized as interest expense in the Condensed Consolidated Statements of Income over the five-year term of the agreement.
Future principal payments of the unsecured term loan facility at June 30, 2016 are as follows:

Amount
2016	$7,500
2017	15,000
2018	20,625
2019	28,125
2020	225,000
Total	$296,250
Less current portion	15,000
Long-term portion	$281,250

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Derivatives are carried at fair value, as determined using standard valuation models, and adjusted when necessary for credit risk.
As of June 30, 2016 and December 31, 2015, we had not drawn on our revolving credit facility under the 2015 Credit Agreement. The credit facility carries a variable interest rate set at current market rates, and as such, the carrying value approximates fair value.
Money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our More Disruption Please (“MDP”) Accelerator portfolio is a program designed to cultivate healthcare information technology start-ups and expand services offered to our physician network. Portfolio investments as of June 30, 2016 and December 31, 2015 are in the form of convertible notes receivable and equity, and are included in investments and other assets on our Condensed Consolidated Balance Sheets. At June 30, 2016, as there is no indication of performance risk related to the convertible notes receivable, we currently estimate that the fair value of the notes receivable approximates cost, based on inputs including the original transaction prices, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows (Level 3).

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

Derivative financial instruments are used to manage certain of our interest rate exposures. We do not enter into derivatives for trading or speculative purposes. Our interest rate swap agreement was designed to manage exposure to interest rates on our variable rate indebtedness. We have designated the interest rate swap agreement as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized, net of taxes, in other comprehensive income (loss) (“OCI”) until the hedged items are recognized in earnings. Hedge ineffectiveness associated with the interest rate swap, if any, is reported in interest expense. For the three and six months ended June 30, 2016 and June 30, 2015, no amount was recognized in earnings for our interest rate swap. There was no ineffectiveness associated with the interest rate swap during the three and six months ended June 30, 2016 and June 30, 2015, nor was any amount excluded from ineffectiveness testing. We do not expect that any of the $0.1 million of pre-tax unrealized losses included in accumulated other comprehensive loss at June 30, 2016 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in interest rates. We are exposed to credit loss in the event of non-performance by the swap counterparty.
The estimated fair value of our interest rate swap agreement at June 30, 2016 and December 31, 2015 was a liability of $0.1 million and $0.2 million, respectively, based on inputs other than quoted prices that are observable for the interest rate swap (Level 2). Inputs include present value of fixed and projected floating rate cash flows over the term of the swap contract.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of June 30, 2016, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$15,021	$—	$—	$15,021
Debt securities:
MDP Accelerator portfolio	—	—	750	750
Total assets	$15,021	$—	$750	$15,771
Interest rate swap liability (a)	$—	$(78)	$—	$(78)
Total liabilities	$—	$(78)	$—	$(78)

	Fair Value Measurements as of December 31, 2015, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,006	$—	$—	$10,006
Debt securities:
MDP Accelerator portfolio	—	—	1,250	1,250
Total assets	$10,006	$—	$1,250	$11,256
Interest rate swap liability (a)	$—	$(210)	$—	$(210)
Total liabilities	$—	$(210)	$—	$(210)

(a)	Recorded in other short-term liabilities on the Condensed Consolidated Balance Sheets.
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three and six months ended June 30, 2016:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Balance, beginning of period	$1,250	$1,250
Conversion	(250)	(250)
Settlement	(250)	(250)
Balance, end of period	$750	$750

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding management's expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; statements regarding the benefits of and demand for our service offerings; seasonality of our business; statements regarding the potential expansion and value of our network and progress towards building the healthcare information backbone; statements regarding changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, depreciation and amortization, interest and income taxes; statements regarding a decrease in tenant revenue; the impact of litigation; the impact of foreign currency fluctuations; the impact of acquisitions; and liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “estimates,” or similar terminology, and the negative of these terms.
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
Overview
athenahealth, Inc. (“athenahealth,” the “Company,” “we,” or “our”) provides network-enabled business services that empower healthcare providers to achieve and sustain financial health while staying focused on quality patient care. These services are designed to minimize the hassles that healthcare providers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. We deliver the majority of our service offerings using a single instance of cloud-based software, which we refer to as athenaNet. These integrated service offerings include: revenue cycle and medical billing, electronic health records (“EHR”), patient engagement, care coordination, and population health management.
Our model combines a cloud-based network, knowledge, and back-office work, which we refer to as network, knowledge, and work, to help keep healthcare providers profitable and prepared for every change. Including our clients on the same instance of software creates a network effect. We believe that this network effect enables each client to benefit from the collective experience of other clients. As the network grows, we believe these benefits also expand. athenaNet acts as the conduit for the exchange of information among clients, payers, trading partners, and our staff of experts. It enables us to learn continuously, innovate with agility, and deliver instant updates that rapidly improve performance. In addition, our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering incoming faxes to tracking claims with payers and managing denials. We automate this work whenever possible; when automation is not an option, we perform the work at massive scale with our team of experts. The knowledge we gain from doing work for our clients is culled, curated, and captured within athenaNet through mechanisms that include a patented billing rules engine and clinical quality management engine. As we work with clients, payers, and other industry trading partners, more expert knowledge is infused into each service, which we believe makes athenaNet smarter and more powerful for our clients. This unique combination of network, knowledge, and work is fundamental to our service model and value proposition to clients.
For the three and six months ended June 30, 2016, we generated revenue of $261.9 million and $518.1 million, respectively, primarily from the sale of our services compared to $224.7 million and $431.1 million for the three and six months ended June 30, 2015, respectively. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominately derived from core athenahealth-branded business services, which excludes revenue from Epocrates-branded services, third-party tenant revenue, and other non-core revenue. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients, connecting our financial results directly to those of our clients and our ability to drive revenue to medical practices. Therefore, the key drivers of our revenue include growth in the number of physicians and other healthcare providers working within our client accounts, the collections of these physicians and providers, and the number of services purchased. To provide these services, we incur expenses in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of medical groups and hospital clie nts. Our research and development, general and administrative, and depreciation and amortization expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
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
Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services primarily consists of revenue from our revenue cycle and medical billing service; EHR service; patient engagement service; care coordination service; and population health management service, as well as Epocrates and other point-of-care mobile apps. No single customer accounted for a significant amount of revenues for the three and six months ended June 30, 2016 and 2015.
Business services revenue accounted for 97% of our total revenues for both the three and six months ended June 30, 2016, respectively, compared to 96% for both the three and six months ended June 30, 2015. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s or health system’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice or health system. Accordingly, business services revenue is largely driven by: the number of physician practices and other service providers we serve, the number of physicians and other medical providers working in those physician practices, the volume of activity and related collections of those physicians, the mix of our services used by those physician practices and other medical providers, and our contracted rates. There is moderate seasonality in the activity level of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in large part on the severity, length, and timing of the onset of the cold and flu season. While we believe that the severity, length, and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
Implementation and other services revenue consists of all of our non-core revenue streams, and includes the amortization of deferred revenue on implementation services, as well as third-party tenant revenue. We expect the amortization of deferred implementation fees to remain constant or decline, as we began including implementation fees in our ongoing monthly rate in 2014 and charging separately for training and go-live services, which can also be purchased from a third-party vendor. Additionally, we expect third-party tenant revenue to decline in the foreseeable future as tenants vacate and we occupy the previously rented space at our corporate headquarters.
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
Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation expense (including stock-based compensation) for sales and marketing employees and marketing programs (including trade shows, brand messaging, and online initiatives). Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and an additional portion at the time our services commence. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We expect to continue to increase our investment in sales and marketing by hiring additional personnel and investing in marketing campaigns to increase our access to healthcare provider organizations, as well as increase the awareness of athenahealth in the marketplace. As a result, we expect that, in the near-term, selling and marketing expense will increase in line with our intended revenue growth. As we begin to leverage lower cost sales channels, we expect selling and marketing expense to decline as a percentage of revenue over time. Selling and marketing expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization, except for amortization related to certain purchased intangible assets.
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
Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets over the determined useful lives and amortization of capitalized software over a two to five-year period from the time the software is ready for its intended use. As we grow, we will continue to make capital investments in the infrastructure of the business and we will continue to capitalize software that we develop. We expect depreciation and amortization expense to increase as we make investments to support our continued growth, new service offerings, and infrastructure expansion.
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
New Accounting Pronouncements
New Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is permitted. We are assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures.

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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in thousands)				(in thousands)
Business services revenue	$254,087	$215,403	$38,684	18%	$501,616	$413,166	$88,450	21%
Implementation and other revenue	7,852	9,291	(1,439)	(15)%	16,472	17,962	(1,490)	(8)%
Total	$261,939	$224,694	$37,245	17%	$518,088	$431,128	$86,960	20%
Total revenue for the three and six months ended June 30, 2016 increased due to an increase in business services revenue. The increase in business services revenue was primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and practice management service, EHR service, and patient engagement service are as follows:

		As of June 30,
		2016	2015	Change
		Number	Number	Number	Percent
Revenue cycle and medical billing	Physicians	58,621	49,176	9,445	19%
	Providers	80,373	67,530	12,843	19%
EHR	Physicians	27,349	20,923	6,426	31%
	Providers	36,208	27,641	8,567	31%
Patient engagement	Physicians	43,767	35,248	8,519	24%
	Providers	57,211	45,902	11,309	25%

Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in millions)				(in millions)
Collections processed	$5,563	$4,633	$930	20%	$10,767	$8,744	$2,023	23%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in thousands)				(in thousands)
Direct operating	$103,891	$89,899	$13,992	16%	$209,280	$174,456	$34,824	20%
Direct Operating Expense. Direct operating expense increased primarily due to compensation costs, including stock-based compensation expense, which increased $9.1 million and $23.1 million in the three and six months ended June 30, 2016, respectively, as a result of a 17% increase in headcount from June 30, 2015. We increased headcount due to the increase in the number of providers added to the network.
In addition, costs associated with our business partner outsourcing and clearing house activities increased $2.8 million and $6.7 million in the three and six months ended June 30, 2016, as the number of claims that we processed on behalf of our clients increased during those same periods. The total claims submitted on behalf of clients were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in millions)				(in millions)
Total claims submitted	42.3	35.0	7.3	21%	83.5	67.8	15.7	23%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in thousands)				(in thousands)
Selling and marketing	$65,906	$54,413	$11,493	21%	$123,496	$107,778	$15,718	15%
Research and development	23,612	24,387	(775)	(3)%	48,759	48,115	644	1%
General and administrative	41,262	36,103	5,159	14%	82,187	72,315	9,872	14%
Depreciation and amortization	28,534	22,101	6,433	29%	55,308	42,453	12,855	30%
Other income	5	21,081	(21,076)	(100)%	47	21,125	(21,078)	(100)%
Total	$159,319	$158,085	$1,234	1%	$309,797	$291,786	$18,011	6%
Selling and Marketing Expense. Selling and marketing expense increased for the three and six months ended June 30, 2016 primarily due to increases in compensation costs and general selling and marketing-related costs. The increase in compensation, which included commissions and stock-based compensation, for the three and six months ended June 30, 2016 was $5.5 million and $6.3 million, respectively, and was largely due to a 12% increase in headcount from June 30, 2015. We hired additional sales personnel to focus on adding new customers and increasing penetration within new and existing markets. General selling and marketing-related costs increased $3.6 million and $5.9 million for the three and six months ended June 30, 2016, respectively, primarily due to media spend.
Research and Development Expense. Research and development expense stayed relatively flat for the three and six months ended June 30, 2016. While we increased our overall investment in research and development, the increase was primarily related to projects that were capitalized as we continued to build out our new inpatient solution and functionality across all service lines.
General and Administrative Expense. General and administrative expense increased primarily due to $4.0 million and $6.0 million of infrastructure costs incurred as a result of our growth for the three and six months ended June 30, 2016, respectively. Additionally, general and administrative expense increased $2.1 million for the six months ended June 30, 2016, primarily due to costs associated with closing out a long-standing vendor relationship and the timing of legal expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three and six months ended June 30, 2016. This increase was primarily due to $4.1 million and $7.8 million of amortization related to an increase in the cost of projects being capitalized for the three and six months ended June 30, 2016, respectively, and partially due to $2.3 million and $5.1 million of depreciation due to a higher fixed asset base for those same periods, respectively.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in thousands)				(in thousands)
Income tax benefit (provision)	$884	$(8,010)	$8,894	(111)%	$1,615	$(4,047)	$5,662	(140)%
Effective tax rate	31.6%	46.1%			37.0%	88.7%
Income Tax Benefit (Provision). The difference in our effective tax rate for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, is primarily due to the timing of discrete items.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $134.3 million compared to cash and cash equivalents of $141.9 million as of December 31, 2015.
On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”), which provides for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). As of June 30, 2016 and December 31, 2015, we had $296.3 million and $300.0 million, respectively, outstanding on the unsecured term loan facility. As of June 30, 2016 and December 31, 2015, we had $200.0 million available on the unsecured revolving credit facility.
The 2015 Credit Agreement may be used to refinance existing indebtedness, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage ratio, consolidated leverage ratio, and consolidated senior leverage ratio), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020. As of June 30, 2016, we were in compliance with our covenants under the 2015 Credit Agreement.
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
Operating Cash Flow Activities
Net (loss) income after non-cash and reclassification adjustments contributed an additional $25.5 million to cash provided by operating activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Non-cash and reclassification adjustments were driven by a $21.1 million gain on the sale of marketable securities during the six months ended June 30, 2015. Additionally, there was a decrease in cash provided by working capital of $18.1 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of a decrease in deferred revenue due to the change in 2014 in how we go to market related to implementation, as well as a decrease in accounts payable due to timing of payments.
Investing Cash Flow Activities
Net cash used in investing activities decreased $46.3 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to our acquisition of RazorInsights in the six months ended June 30, 2015 for $39.9 million, net of cash acquired, which is included in the payments for acquisitions line. We experienced a decrease of $15.9 million in capitalized software costs, which, in 2015, included our purchase of webOMR for $22.0 million; however, we expect to continue to increase our investment in capitalized software costs as we develop new and enhance existing services. During the six months ended June 30, 2016, we had cash spend of $42.8 million related to capitalized software. The cash spend consisted of $41.4 million related to internally-developed software while the remaining $1.4 million related to acquired software licenses.
Financing Cash Flow Activities
The variance in net cash (used in) provided by financing activities was $92.3 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to net proceeds received from the 2015 Senior Credit Facility in the six months ended June 30, 2015.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises due to our stock price and the increase in the issuance of restricted stock units compared to stock options.
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our condensed consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three and six months ended June 30, 2016 and 2015, approximately 1% of our expenses occurred in our direct subsidiary in India, and were incurred in Indian rupees. We therefore we do not believe that the risk of a significant impact on our operating income from foreign currency fluctuations is likely.
Interest Rate Risk. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of June 30, 2016 would result in a change in interest expense of $1.8 million annually.
During the three and six months ended June 30, 2016, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. Our interest rate swap is with a major financial institution and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap are recognized in other comprehensive (loss) income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swap at fair value, which amounted to a liability of $0.1 million at June 30, 2016.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2016 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13-cv-945, on behalf of a putative class of Epocrates’ stockholders against Epocrates and its former officers and directors. The complaint asserted claims under sections 11, 12, and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its initial public offering (“IPO”) and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between February 2, 2011 (the day after the IPO) and August 9, 2011. On October 8, 2013, plaintiffs filed an amended complaint, alleging only claims under the Securities Exchange Act of 1934 and voluntarily dismissing a number of the individual defendants. Plaintiffs allege that Epocrates made false or misleading statements with respect to the fact that Epocrates’ pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay marketing and negatively impacted the timing of Epocrates’ sales and revenue growth. On September 22, 2015, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. On May 17, 2016, the court certified a settlement class, entered final approval of the settlement, and dismissed the case with prejudice.
On May 21, 2015, a class action petition was filed by St. Louis Heart Center, Inc. in the State Circuit Court of St. Louis County, Missouri, against athenahealth. The petition alleges we violated the Telephone Consumer Protection Act (the “TCPA”). Following service, we removed the case to federal court in the United States District Court for the Eastern District of Missouri, Case No. 4:15-cv-01215. On our motion, the federal court initially stayed further proceedings (pending the United States Supreme Court's decision in Campbell-Ewald v. Gomez, No. 14-857), but lifted that stay on February 3, 2016. We filed our Answer in the case on March 8, 2016. Subsequently, on March 14, 2016, we moved for an additional stay pending a decision by the U.S. Court of Appeals for the D.C. Circuit in Bais Yaakov of Spring Valley v. FCC, No. 14-1234 regarding the validity of a regulation promulgated by the Federal Communications Commission relating to the claims asserted in the petition. On May 16, 2016, the federal court granted the motion for a further stay, which remains in effect.
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

10.1+
Employment Agreement by and between the Registrant and Karl Stubelis, dated May 19, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on May 19, 2016 (File No. 011-33689)).

10.2+	Separation Agreement by and between the Registrant and Kristi Matus, dated May 31, 2016

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL:
(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statements of Income
(iii) the Condensed Consolidated Statements of Comprehensive Income
(iv) the Condensed Consolidated Statements of Cash Flows
(v) the Notes to Condensed Consolidated Financial Statements

+	Indicates a management contract or any compensatory plan, contract, or arrangement.
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

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Karl Stubelis
Karl Stubelis
Senior Vice President and Chief Financial Officer
Date: July 21, 2016