Form 10-Q
period 2016-09-30
ATHENAHEALTH INC
filed 2016-10-20
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At October 18, 2016, the registrant had 39,460,267 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$129,994	$141,927
Accounts receivable, net	151,313	148,157
Prepaid expenses and other current assets	39,210	30,176
Total current assets	320,517	320,260
Property and equipment, net	332,737	321,524
Capitalized software costs, net	127,135	107,517
Purchased intangible assets, net	117,149	126,239
Goodwill	240,662	229,157
Investments and other assets	16,488	13,965
Total assets	$1,154,688	$1,118,662
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$13,903	$10,768
Accrued compensation	82,929	88,122
Accrued expenses	46,183	51,452
Long-term debt	14,531	10,762
Deferred revenue	30,373	32,593
Total current liabilities	187,919	193,697
Deferred rent, net of current portion	31,209	31,118
Long-term debt, net of current portion	276,452	287,353
Deferred revenue, net of current portion	50,375	55,946
Long-term deferred tax liability, net	4,000	1,254
Other long-term liabilities	4,845	5,988
Total liabilities	554,800	575,356
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 125,000 shares authorized; 40,695 shares issued and 39,417 shares outstanding at September 30, 2016; 40,209 shares issued and 38,931 shares outstanding at December 31, 2015	407	403
Additional paid-in capital	567,712	522,443
Treasury stock, at cost, 1,278 shares	(1,200)	(1,200)
Accumulated other comprehensive loss	(732)	(848)
Retained earnings	33,701	22,508
Total stockholders’ equity	599,888	543,306
Total liabilities and stockholders’ equity	$1,154,688	$1,118,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Business services	$267,118	$224,990	$768,734	$638,156
Implementation and other	9,553	11,078	26,025	29,040
Total revenue	276,671	236,068	794,759	667,196
Expense:
Direct operating	103,238	94,850	312,518	269,306
Selling and marketing	59,067	55,927	182,563	163,705
Research and development	24,860	22,560	73,619	70,675
General and administrative	41,889	34,778	124,076	107,093
Depreciation and amortization	32,466	24,763	87,774	67,216
Total expense	261,520	232,878	780,550	677,995
Operating income (loss)	15,151	3,190	14,209	(10,799)
Other (expense) income:
Interest expense	(1,335)	(1,620)	(4,803)	(4,192)
Other income	10	7,590	57	28,715
Total other (expense) income	(1,325)	5,970	(4,746)	24,523
Income before income tax benefit (provision)	13,826	9,160	9,463	13,724
Income tax benefit (provision)	115	(3,365)	1,730	(7,412)
Net income	$13,941	$5,795	$11,193	$6,312
Net income per share – Basic	$0.35	$0.15	$0.29	$0.16
Net income per share – Diluted	$0.35	$0.15	$0.28	$0.16
Weighted average shares used in computing net income per share:
Basic	39,356	38,714	39,223	38,523
Diluted	40,000	39,536	40,024	39,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$13,941	$5,795	$11,193	$6,312
Other comprehensive (loss) income
Unrealized loss on securities, net of tax of $501 and $3,485 for the three and nine months ended September 30, 2015, respectively	—	(746)	—	(7,709)
Reclassification adjustments for gains on sales of marketable securities included in net income, net of tax of $3,049 and $11,520 for the three and nine months ended September 30, 2015, respectively	—	(4,536)	—	(17,136)
Unrealized gain (loss) on change in fair value of interest rate swap, net of tax of ($29) and ($79) for the three and nine months ended September 30, 2016, respectively and ($13) and $104 for the three and nine months ended September 30, 2015, respectively	48	23	131	(172)
Foreign currency translation adjustment	88	(200)	(15)	(336)
Total other comprehensive income (loss)	136	(5,459)	116	(25,353)
Comprehensive income (loss)	$14,077	$336	$11,309	$(19,041)
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,193	$6,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,989	85,869
Excess tax benefit from stock-based awards	(1,359)	(8,367)
Deferred income tax	(3,107)	(1,652)
Stock-based compensation expense	50,676	47,943
Gain on sale of marketable securities	—	(28,656)
Other reconciling adjustments	(296)	6
Changes in operating assets and liabilities:
Accounts receivable, net	(3,069)	(21,941)
Prepaid expenses and other current assets	(7,659)	(1,296)
Other long-term assets	(3,237)	(2,090)
Accounts payable	2,179	5,611
Accrued expenses and other long-term liabilities	1,369	4,232
Accrued compensation	(7,534)	4,085
Deferred revenue	(7,791)	6,015
Deferred rent	619	6,848
Net cash provided by operating activities	135,973	102,919
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(68,135)	(77,714)
Purchases of property and equipment	(52,867)	(65,090)
Payments on acquisitions, net of cash acquired	(16,852)	(39,890)
Proceeds from sales of marketable securities	—	29,756
Other investing activities	830	(2,610)
Net cash used in investing activities	(137,024)	(155,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	14,089	18,046
Taxes paid related to net share settlement of stock awards	(18,707)	(20,664)
Excess tax benefit from stock-based awards	1,359	8,367
Proceeds from line of credit	—	60,000
Payments on line of credit	—	(95,000)
Proceeds from long-term debt	—	300,000
Payments on long-term debt	(7,500)	(173,750)
Debt issuance costs	—	(987)
Other financing activities	(70)	—
Net cash (used in) provided by financing activities	(10,829)	96,012
Effect of exchange rate changes on cash and cash equivalents	(53)	(458)
Net decrease in cash and cash equivalents	(11,933)	42,925
Cash and cash equivalents at beginning of period	141,927	73,787
Cash and cash equivalents at end of period	$129,994	$116,712
Non-cash transactions
Property, equipment, and purchased software recorded in accounts payable and accrued expenses	$7,944	$13,240
Non-cash leasehold improvements	$—	$1,469
Additional disclosures
Cash paid for interest, net	$4,979	$3,870
Cash paid for taxes	$205	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Related Party Transaction – We have a long-term investment in a vendor. The total expense related to this vendor for the three and nine months ended September 30, 2016 was $12.0 million and $31.5 million, respectively, and was $6.6 million and $16.5 million for the three and nine months ended September 30, 2015, respectively. The total amount payable to this vendor at September 30, 2016 and December 31, 2015 was $4.0 million and $2.3 million, respectively.
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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. We continue to evaluate the expected impact of this new guidance and available adoption methods.
2. BUSINESS COMBINATIONS
Patient IO
On August 25, 2016, we acquired Filament Labs, Inc. (doing business as “Patient IO”), an Austin-based care coordination platform used by providers to engage patients and caregivers outside the four walls of the clinic. Prior to this acquisition, our wholly-owned subsidiary, MDP Accelerator, LLC, held shares of Series A Preferred Stock of Patient IO. We acquired Patient IO to strengthen our ability to partner with providers as they deliver value-based care. We anticipate this acquisition will accelerate our movement toward becoming a trusted resource and partner to the patient.
The purchase price of Patient IO was $15.2 million, net of cash acquired. The purchase price excludes $9.6 million to be earned by key employees of Patient IO based upon continued employment, which is accounted for as compensation expense and will be recognized in the condensed consolidated statements of income over the requisite service period. The fair value of net assets acquired included purchased intangible assets of $5.3 million related to technology acquired and $0.6 million related to customer relationships. The $10.7 million excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. As part of this acquisition, we remeasured our existing 10.1% preferred stock investment at fair value which resulted in a $0.8 million gain recognized in earnings as a benefit to general and administrative expense during the three months ended September 30, 2016. The gain was calculated by utilizing the purchase price of the acquisition.
We believe that we have a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items, such as the working capital adjustments to the purchase price and the value of the purchased intangible assets, are subject to change as additional information is received about facts and circumstances that existed at the date of acquisition. Thus, the provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Arsenal Health
On April 11, 2016, we acquired Arsenal Health, formerly known as Smart Scheduling, Inc., for $1.7 million. We purchased Arsenal Health in order to add its schedule optimization functionality to our athenaCoordinator offering. We expect this acquisition to accelerate our capabilities in machine learning and predictive analytics. The fair value of the purchased intangible assets related to technology acquired was $0.9 million. The $0.8 million excess of purchase consideration over the fair value of the purchased intangible assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. In conjunction with this acquisition, Smart Scheduling, Inc. settled the convertible note receivable and related interest from our MDP Accelerator Program, which represented a total fair value of $0.3 million.
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

3. NET INCOME PER SHARE
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
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$13,941	$5,795	$11,193	$6,312
Weighted average shares used in computing basic net income per share	39,356	38,714	39,223	38,523
Net income per share – Basic	$0.35	$0.15	$0.29	$0.16

Net income	$13,941	$5,795	$11,193	$6,312
Weighted average shares used in computing basic net income per share	39,356	38,714	39,223	38,523
Effect of dilutive securities	644	822	801	953
Weighted average shares used in computing diluted net income per share	40,000	39,536	40,024	39,476
Net income per share – Diluted	$0.35	$0.15	$0.28	$0.16
The computation of diluted net income per share does not include 0.3 million and 0.4 million shares for the three and nine months ended September 30, 2016, respectively, and 0.5 million and 0.8 million shares for the three and nine months ended September 30, 2015, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. DEBT
On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”). The 2015 Credit Agreement amended and restated our previous credit agreement, dated as of May 10, 2013 (the “2013 Credit Agreement”), and provides for a $500.0 million senior credit facility (the “2015 Senior Credit Facility”) consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility. As of September 30, 2016 and December 31, 2015, we had $292.5 million and $300.0 million, respectively, outstanding on the unsecured term loan facility. A portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.
The 2015 Credit Agreement contains terms and conditions that are customary to credit facilities of this nature; it may be used for refinancing existing indebtedness and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants, subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty, and the unutilized portion of the commitments may be irrevocably reduced or terminated by us in whole or in part without penalty or premium.
At our option, any loans under the 2015 Senior Credit Facility (other than swingline loans) will bear interest at a rate equal to (i) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. The interest rate for the 2015 Senior Credit Facility as of September 30, 2016 was 1.52%. We pay a commitment fee during the term of the 2015 Senior Credit Facility which varies between 0.20% and 0.40% based on our consolidated leverage ratio.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

We incurred financing fees of $1.0 million for the 2015 Senior Credit Facility, which are being amortized as interest expense in the Condensed Consolidated Statements of Income over the five-year term of the agreement.
Future principal payments of the unsecured term loan facility at September 30, 2016 are as follows:

Amount
2016	$3,750
2017	15,000
2018	20,625
2019	28,125
2020	225,000
Total	$292,500
Less current portion	15,000
Long-term portion	$277,500

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.
Money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our More Disruption Please (“MDP”) Accelerator program is designed to cultivate healthcare information technology start-ups and expand services offered to our provider network. MDP Accelerator portfolio investments as of September 30, 2016 and December 31, 2015 are typically made in the form of convertible notes receivable or cost method investments, which are included in investments and other assets on our Condensed Consolidated Balance Sheets. At September 30, 2016, we evaluated performance risk and fully impaired one of the convertible notes receivable. As there is no indication of performance risk related to the remaining convertible notes receivable at September 30, 2016, we currently estimate that the fair value of the convertible notes receivable approximates cost, based on inputs including the original transaction prices, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows.
As of September 30, 2016 and December 31, 2015, we had not drawn on our revolving credit facility under the 2015 Senior Credit Facility. The credit facility carries a variable interest rate set at current market rates, and as such, the carrying value approximates fair value.
During the three and nine months ended September 30, 2016, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. We designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap were recognized in other comprehensive (loss) income. No amounts were recognized in earnings related to our interest rate swap for any of the periods presented. There was no ineffectiveness associated with the interest rate swap, nor was any amount excluded from ineffectiveness testing, during any of the periods presented. The interest rate swap expired in August 2016. As of September 30, 2016, we do not engage in any interest rate hedging activity.
The estimated fair value of our interest rate swap agreement at December 31, 2015 was a liability of $0.2 million based on inputs other than quoted prices that are observable for the interest rate swap. Inputs included present value of fixed and projected floating rate cash flows over the term of the swap contract.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands, except per share amounts)

recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of September 30, 2016, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$15,030	$—	$—	$15,030
Debt securities:
MDP Accelerator portfolio	—	—	250	250
Total assets	$15,030	$—	$250	$15,280

	Fair Value Measurements as of December 31, 2015, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10,006	$—	$—	$10,006
Debt securities:
MDP Accelerator portfolio	—	—	1,250	1,250
Total assets	$10,006	$—	$1,250	$11,256
Interest rate swap liability (a)	$—	$(210)	$—	$(210)
Total liabilities	$—	$(210)	$—	$(210)

(a)	Recorded in other short-term liabilities on the Condensed Consolidated Balance Sheet.
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three and nine months ended September 30, 2016:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Balance, beginning of period	$750	$1,250
Conversion	—	(250)
Settlement	—	(250)
Impairment	(500)	(500)
Balance, end of period	$250	$250

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding management's expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; the benefits of and demand for our service offerings; seasonality of our business; the potential expansion and value of our network and progress towards building the healthcare information backbone; increased automation; changes in expenses related to operations, selling and marketing, research and development, general and administrative matters, depreciation and amortization, interest and income taxes; a decrease in tenant revenue; risks related to convertible notes; the impact of litigation; the impact of foreign currency fluctuations; our expectations regarding hedging; the impact of acquisitions; and liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “estimates,” or similar terminology, and the negative of these terms.
Forward-looking statements are not promises or guarantees of future performance, and are subject to a variety of risks and uncertainties, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in these forward-looking statements. These factors include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, under the heading Part I, Item 1A, “Risk Factors,” and any set forth below in this and in our other 2016 Quarterly Reports on Form 10-Q under Part II, Item 1A, “Risk Factors.”
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
Our model combines a cloud-based network, knowledge, and back-office work, which we refer to as network, knowledge, and work, to help keep healthcare providers profitable and prepared for every change. Including our clients on the same instance of software creates a network effect; we believe that this enables each client to benefit from the collective experience of other clients. As the network grows, we believe these benefits also expand. athenaNet acts as the conduit for the exchange of information among clients, payers, trading partners, and our own experienced team. It enables us to learn continuously, innovate with agility, and deliver instant updates that we believe rapidly improve performance. In addition, our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering incoming faxes to tracking claims with payers and managing denials. We automate this work whenever possible; when automation is not an option, we perform the work at massive scale with our internal team. The knowledge we gain from doing work for our clients is culled, curated, and captured within athenaNet through mechanisms that include a patented billing rules engine and clinical quality management engine. As we work with clients, payers, and other industry trading partners, more expert knowledge is infused into each service, which we believe makes athenaNet smarter and more powerful for our clients. This unique combination of network, knowledge, and work is fundamental to our service model and value proposition to clients.
For the three and nine months ended September 30, 2016, we generated revenue of $276.7 million and $794.8 million, respectively, primarily from the sale of our services, compared to $236.1 million and $667.2 million for the three and nine months ended September 30, 2015, respectively. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions and update our assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. Additionally, we may employ third-party experts to assist in our evaluations. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
Financial Operations Overview
Revenue. We derive our revenue from two sources: business services, and implementation and other services. Business services primarily consists of revenue from our revenue cycle and medical billing service; EHR service; patient engagement service; care coordination service; and population health management service, as well as Epocrates and other point-of-care mobile applications. No single customer accounted for a significant amount of revenues for the three and nine months ended September 30, 2016 and 2015.
Business services revenue accounted for 97% of our total revenues for both the three and nine months ended September 30, 2016, compared to 95% and 96% for the three and nine months ended September 30, 2015, respectively. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s or health system’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice or health system. Accordingly, business services revenue is largely driven by: the number of physician practices and other healthcare providers we serve, the number of physicians and other healthcare providers working in those physician practices, the volume of activity and related collections of those healthcare providers, the mix of our services used by those medical practices and other healthcare providers, and our contracted rates. There is moderate seasonality in the activity level and service mix of physician practices. Typically, discretionary use of physician services declines in the late summer and during the holiday season, which leads to a decline in collections by our physician clients about 30 to 50 days later. Additionally, the volume of activity and related collections vary from year to year based in part on the severity, length, and timing of the onset of the cold and flu season. While we believe that the severity, length, and timing of the onset of the cold and flu season will continue to impact collections by our physician clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
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
Direct Operating Expense. Direct operating expense consists primarily of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of new clients, costs associated with our business partner outsourcing arrangements and clearing house, and claim processing costs. We expense implementation costs as incurred. We include in direct operating expense all service costs incurred to fulfill our customer contracts. We expect to increase our overall level of automation as we become a larger operation with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that direct operating expense will increase in absolute terms for the foreseeable future, direct operating expense is expected to decline as a percentage of revenue as we increase automation. Direct operating expense also includes costs associated with third-party tenant and other non-core revenue. Direct operating expense does not include allocated amounts for rent, occupancy costs, depreciation, or amortization, except for amortization related to certain purchased intangible assets.
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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. We continue to evaluate the expected impact of this new guidance and available adoption methods.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in thousands)				(in thousands)
Business services revenue	$267,118	$224,990	$42,128	19%	$768,734	$638,156	$130,578	20%
Implementation and other revenue	9,553	11,078	(1,525)	(14)%	26,025	29,040	(3,015)	(10)%
Total	$276,671	$236,068	$40,603	17%	$794,759	$667,196	$127,563	19%
Total revenue for the three and nine months ended September 30, 2016 increased due to an increase in business services revenue. The increase in business services revenue was primarily driven by the growth in the number of physicians and providers using our services. The increases in the number of physicians and providers using our revenue cycle and medical billing service, EHR service, and patient engagement service are as follows:

		As of September 30,
		2016	2015	Change
		Number	Number	Number	Percent
Revenue cycle and medical billing	Physicians	62,450	53,129	9,321	18%
	Providers	85,465	72,314	13,151	18%
EHR	Physicians	29,439	23,741	5,698	24%
	Providers	39,052	31,071	7,981	26%
Patient engagement	Physicians	47,183	38,670	8,513	22%
	Providers	61,689	49,986	11,703	23%

Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections processed was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in millions)				(in millions)
Collections processed	$5,715	$4,804	$911	19%	$16,481	$13,548	$2,933	22%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in thousands)				(in thousands)
Direct operating	$103,238	$94,850	$8,388	9%	$312,518	$269,306	$43,212	16%
Direct Operating Expense. Direct operating expense increased primarily due to compensation costs, including stock-based compensation expense, which increased $6.1 million and $29.2 million in the three and nine months ended September 30, 2016, respectively, as a result of a 16% increase in headcount from September 30, 2015. We increased headcount due to the increase in the number of providers added to the network.
In addition, costs associated with our business partner outsourcing and clearing house activities increased $1.1 million and $7.8 million in the three and nine months ended September 30, 2016, respectively, as the number of claims that we processed on behalf of our clients increased during those same periods. The total claims submitted on behalf of clients were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in millions)				(in millions)
Total claims submitted	42.6	35.8	6.8	19%	126.1	103.6	22.5	22%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in thousands)				(in thousands)
Selling and marketing	$59,067	$55,927	$3,140	6%	$182,563	$163,705	$18,858	12%
Research and development	24,860	22,560	2,300	10%	73,619	70,675	2,944	4%
General and administrative	41,889	34,778	7,111	20%	124,076	107,093	16,983	16%
Depreciation and amortization	32,466	24,763	7,703	31%	87,774	67,216	20,558	31%
Interest expense	(1,335)	(1,620)	285	(18)%	(4,803)	(4,192)	(611)	15%
Other income	10	7,590	(7,580)	(100)%	57	28,715	(28,658)	(100)%
Total	$156,957	$143,998	$12,959	9%	$463,286	$433,212	$30,074	7%
Selling and Marketing Expense. Selling and marketing expense increased for the three and nine months ended September 30, 2016 primarily due to increases in compensation costs and general selling and marketing-related costs. The increase in compensation, which included commissions and stock-based compensation, for the three and nine months ended September 30, 2016 was $2.3 million and $8.6 million, respectively, and was largely due to a 14% increase in headcount from September 30, 2015. We hired additional sales personnel to focus on adding new customers and increasing penetration within new and existing markets. Additionally, selling and marketing expense for the nine months ended September 30, 2016 was impacted by higher media spend, which increased $6.0 million.
Research and Development Expense. Research and development expense increased primarily due to compensation costs, including stock-based compensation expense, and consulting fees. Compensation costs increased $1.3 million and $3.1 million in the three and nine months ended September 30, 2016, respectively, as a result of an 11% increase in headcount from September 30, 2015. In addition, research and development expense for the three months ended September 30, 2016 was impacted by a $1.0 million increase in consulting fees. The additional research and development personnel and use of consultants were necessary in order to maintain the network and its content, and to make operational enhancements, as well as to expand our service offerings and develop new technologies.

General and Administrative Expense. General and administrative expense increased primarily due to $2.5 million and $8.5 million of infrastructure costs incurred as a result of our growth for the three and nine months ended September 30, 2016, respectively. Additionally, general and administrative expense increased $2.3 million in the three months ended September 30, 2016 due to lease termination and exit costs incurred as a result of our growth and evolving strategy. General and administrative expense for the nine months ended September 30, 2016 was also impacted by an increase of $4.8 million in professional service fees, which include legal and consulting fees.
Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three and nine months ended September 30, 2016. This increase was primarily due to $8.1 million and $15.1 million of amortization expense related to an increase in capitalized software projects for the three and nine months ended September 30, 2016, respectively.
Other Income. Other income in the three and nine months ended September 30, 2015 primarily relates to gains realized from the sale of marketable securities.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(in thousands)				(in thousands)
Income tax benefit (provision)	$115	$(3,365)	$3,480	(103)%	$1,730	$(7,412)	$9,142	(123)%
Effective tax rate	(0.8)%	36.7%			(18.3)%	54.0%
Income Tax Benefit (Provision). The difference in our effective tax rate for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, is primarily due to the timing of discrete items.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2016, our principal source of liquidity consisted of cash and cash equivalents of $130.0 million compared to cash and cash equivalents of $141.9 million as of December 31, 2015.
On May 5, 2015, we entered into an amended and restated credit agreement (the “2015 Credit Agreement”), which provided for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility (the “2015 Senior Credit Facility”). As of September 30, 2016 and December 31, 2015, we had $292.5 million and $300.0 million, respectively, outstanding on the unsecured term loan facility. As of both September 30, 2016 and December 31, 2015, we had $200.0 million available on the unsecured revolving credit facility.
The 2015 Credit Agreement may be used to refinance existing indebtedness, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with consolidated fixed charge coverage, consolidated leverage, and consolidated senior leverage ratios), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty. As of September 30, 2016, we were in compliance with our covenants under the 2015 Credit Agreement.
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

Operating Cash Flow Activities
Net income after non-cash and reclassification adjustments contributed an additional $59.6 million to cash provided by operating activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in non-cash and reclassification adjustments was the result of an $18.1 million increase in depreciation and amortization during the nine months ended September 30, 2016 and a $28.7 million gain on the sale of marketable securities during the nine months ended September 30, 2015. The increase in net income after non-cash and reclassification adjustments was partially offset by a decrease in cash provided by working capital of $26.6 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily due to decreases in deferred revenue associated with implementations and in accrued compensation due to the timing of payments. In 2014, we began including implementation fees in our ongoing monthly rate as part of our go to market strategy, which resulted in a decrease in deferred revenue.
Investing Cash Flow Activities
Net cash used in investing activities decreased $18.5 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to our acquisition of Razor Insights, LLC in the nine months ended September 30, 2015 for $39.9 million, net of cash acquired, which was partially offset by our acquisition of Filament Labs, Inc. (doing business as "Patient IO") in the nine months ended September 30, 2016 for $15.2 million, both of which are included in the payments for acquisitions, net of cash acquired line on the condensed consolidated statements of cash flows. We expect to continue to increase our investment in capitalized software costs as we develop new and enhance existing services.
Financing Cash Flow Activities
The variance in net cash (used in) provided by financing activities was $106.8 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to net proceeds received from the 2015 Senior Credit Facility in the nine months ended September 30, 2015.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises due to our stock price and the increase in the issuance of restricted stock units compared to stock options.
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our condensed consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three and nine months ended September 30, 2016 and 2015, approximately 1% of our expenses occurred in our direct subsidiary in India, and were incurred in Indian rupees. We therefore we do not believe that the risk of a significant impact on our operating income from foreign currency fluctuations is likely.
Interest Rate Risk. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of September 30, 2016 would result in a change in interest expense of $2.9 million annually.
During the three and nine months ended September 30, 2016, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. We designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap were recognized in other comprehensive (loss) income. As of September 30, 2016, we do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2016 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 21, 2015, a class action petition was filed by St. Louis Heart Center, Inc. in the State Circuit Court of St. Louis County, Missouri, against athenahealth. The petition alleges we violated the Telephone Consumer Protection Act (the “TCPA”). Following service, we removed the case to federal court in the United States District Court for the Eastern District of Missouri, Case No. 4:15-cv-01215. On our motion, the federal court initially stayed further proceedings (pending the United States Supreme Court's decision in Campbell-Ewald v. Gomez, No. 14-857), but lifted that stay on February 3, 2016. We filed our Answer in the case on March 8, 2016. Subsequently, on March 14, 2016, we moved for an additional stay pending a decision by the U.S. Court of Appeals for the D.C. Circuit in Bais Yaakov of Spring Valley v. FCC, No. 14-1234, regarding the validity of a regulation promulgated by the Federal Communications Commission relating to the claims asserted in the petition. On May 16, 2016, the federal court granted the motion for a further stay, which remains in effect.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL:
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
Date: October 20, 2016