Form 10-K
period 2016-12-31
ATHENAHEALTH INC
filed 2017-02-02
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5,258,988,220 based on the closing price on the NASDAQ Global Select Market on June 30, 2016.
At January 31, 2017, the registrant had 39,518,523 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2016.

i

PART I
SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding management's expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; statements regarding the benefits of and demand for our service offerings; statements regarding the potential expansion and value of our network; statements regarding competition and the seasonality of our business; statements regarding changes in expenses related to operations, selling, marketing, research and development, general and administrative matters, and depreciation and amortization; statements regarding the impact of new accounting pronouncements; statements regarding our investments; and statements regarding liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “estimates,” or similar terminology, and the negative of these terms.
Forward-looking statements are not promises or guarantees of future performance, and are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. These factors include those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
Overview

athenahealth partners with hospital and ambulatory clients to drive clinical and financial results. We offer network-enabled medical record, revenue cycle, patient engagement, care coordination, and population health services, as well as Epocrates® and other point-of-care mobile applications. athenahealth connects care across a national network of nearly 88,000 providers and nearly 86 million patients. Our network provides clients better insight across their own organization as well as the ability to learn from the experience of every other provider on the network. Through our model, we infuse the knowledge clients need to thrive in a changing industry directly into their workflow, from clinical guidelines to payer rules. We take on back-office work at scale so providers can focus on patients, not paperwork.

Our mission is to be healthcare providers’ most trusted service, helping them do well by doing the right thing. We design our services to help minimize the hassles that healthcare providers and their staff face from complex billing rules, quality measurement and reporting, clinical documentation and data exchange, patient communication and referrals, and many related tasks that can take attention away from delivering care. We believe our services empower healthcare providers to achieve and sustain financial health while staying focused on quality patient care.

We deliver the majority of our service offerings through a single instance of cloud-based software, which we refer to as athenaNet. Our model combines a cloud-based network, knowledge, and back-office work, which we refer to as network, knowledge, and work, to help healthcare providers leverage technology to automate certain back-office tasks, assist at the point of care, and adapt to changes in government regulatory schemes or billing requirements of payers. For most offerings, we charge clients a percentage of collections for our services, directly aligning our financial results with those of our clients. In 2016, we generated revenue of $1,082.9 million primarily from the sale of our services, compared to $924.7 million in 2015 and $752.6 million in 2014.
We incorporated in Delaware in 1997. Our corporate headquarters are located at 311 Arsenal Street, Watertown, Massachusetts 02472, and our telephone number is (617) 402-1000.
Market Overview

The healthcare industry is complex, disconnected, and fragmented, and is largely served by legacy software systems that may not be able to support the current needs for usability, flexibility, and interoperability. Medical groups and health systems face rising costs and complexity from a variety of factors, including legislative and regulatory reform efforts, changes in health benefit plan design, complicated reimbursement models, partners’ demand for electronic data exchange, and continued changes to federally mandated transaction standards. In addition, healthcare providers and practices face time-consuming administrative challenges, such as consolidating and reporting to government quality performance programs, processing and sorting a practice’s incoming paper documents, identifying and managing payer rules, collecting payments from uninsured, underinsured, and high deductible health plan patients, having a live operator take patient phone calls after a practice closes for the day, and communicating physician orders and referrals to others.

We believe the traditional software model fails to address many of the challenges experienced by healthcare providers. The majority of health information technology market operates on locally-installed, conventional software. We believe this delivery model does not allow for rapid innovation, timely upgrades, or intelligent evolution of system functionality to address client needs. Additionally, locally-installed software requires a sizable upfront investment in hardware and software plus the staff to manage and maintain these systems. With the traditional software model, the client is still responsible for all of the back-office work from managing claims to handling time-consuming clinical paperwork.

In contrast, we believe a cloud-based network is better positioned to solve a greater set of problems because it can quickly be updated and delivered to all clients – as a single, shared instance of a network-enabled platform – without expensive installations or upgrades. Our network-enabled platform also allows clients to receive the benefits and learnings of every other practice on the network. Integrating our back-office services, as well as many other services, with our cloud-based network is the crux of our services model. Our cloud-based network is designed to deliver the right knowledge to the right person at the right time, while our back-office services execute work, at scale, that would otherwise fall upon the practice. By allowing athenahealth to address these problems, healthcare providers can focus on delivering the highest quality of care and free their staff to spend time on higher-value tasks.
Our Strategy

We are committed to building the most connected network in healthcare and to driving meaningful, measurable results for everyone on our network. The connectivity and system infrastructure we provide would normally be unattainable for small independent practices, which make up a large portion of the healthcare provider market. However, because we automate processes and scale work across our entire provider network, we can efficiently deliver our services to medical practices of every size as well as small health systems. By giving small practices much of the same technical and service infrastructure available to large clients, we provide significant benefits not only to those practices, but also to their clinical exchange and trading partners with whom they share vital information. As practices continue to be acquired or divested by other entities, this strategic flexibility enhances our ability to compete, regardless of whether a practice is independent or owned by a large enterprise. In addition, we price our services as a percentage of collections, a strategy that incentivizes us to improve performance and reduce costs through more efficient operations.
Key elements of our strategic priorities include:

•
Fully leverage the power of our network. Our ability to leverage the power of our network, which includes nearly 88,000 providers and nearly 86 million patients, is one of our greatest differentiators. Through our network, we have the ability to connect providers to other providers, to payers, and to patients.

•
Continue our expansion across the continuum of care. Our vision is to build a unified clinical experience that allows providers to cross environments (e.g., inpatient, outpatient, point-of-care mobile applications and population health management) without having to log in to different systems. We aim to present a single clinical and financial record, integrating information for the user from any system on which information resides. Since entering the hospital space in early 2015, we have made rapid progress in expanding our network-based services to meet the needs of this market. We continue to expand our service offerings organically, and through acquisitions and strategic partnerships, including through integration with our More Disruption Please, or MDP, partners’ solutions, to provide solutions for new modalities across care settings.

•
Equip providers to win at alternative reimbursement. We continue to orient our services to enable clients to participate in pay-for-reporting, pay-for-performance, shared savings, and other bonus payment programs, and we proactively coach our clients to enable their success in these programs. We also establish new engagement points to connect with patients, as we believe this stakeholder group continues to be an increasingly important part of such payment programs.

•
Configure our organization to enable greater scaling efficiencies. We continuously refine our organizational structure to align with the objectives of achieving greater efficiency and effectiveness in execution. We are consistently seeking to find new ways to further streamline our business, including the ways in which we run product demonstrations, manage client onboarding, and surface meaningful analysis in our clients' work flows, in an effort to create a better experience for our clients and reduce costs.

Our Network-Enabled Services

By combining three distinct but interconnected components – network, knowledge, and work – we empower our clients to achieve and sustain financial health while staying focused on quality patient care. We deliver the majority of our service offerings through a single instance of cloud-based software, which we refer to as athenaNet. We believe that including our clients on the same instance of software creates a network effect that enables each client to benefit from the collective experience of other clients. As our network grows, we believe these benefits also expand and accrue to the benefit of all of our clients on the network. athenaNet acts as a conduit for the exchange of information among clients, payers, trading partners, and our own experienced team. It enables us to learn continuously, innovate with agility, and deliver near-instant updates that we believe rapidly improve performance. In addition, our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering faxes to tracking claims with payers and managing denials. We automate this work whenever possible; when automation is not an option, we perform the work at massive scale with our internal team. The knowledge we gain from doing work for our clients and discovering ways to improve their performance is culled, curated, and captured within athenaNet through mechanisms that include a patented billing rules engine and clinical quality management engine. Using this knowledge, we also proactively coach our clients on best practices to help improve their performance. As we work with clients, payers, and other industry trading partners, more knowledge is infused into each service, which we believe makes athenaNet “smarter” and more powerful for our clients. This unique combination of network, knowledge, and work is fundamental to our service model and value proposition to clients.

We have developed a number of network-enabled services to support healthcare providers across the continuum of care. We offer various combinations of our services to our clients, including athenaOne and athenaOne for Hospitals and Health Systems, depending on whether they are medical groups and practices or hospitals and larger health systems. As of December 31, 2016, our suite of network-enabled services are shown in the following table and also described below:

	For practices & medical groups	For hospitals & health systems
athenaCollector® Medical billing and practice management	athenaOne	athenaOne for Hospitals & Health Systems
athenaClinicals® Electronic health records (EHR)
athenaCommunicator® Patient engagement
athenaCoordinator® Order transmission and care coordination
Population Health Population health management	√	√
Epocrates® Clinical decision support	√	√

Medical Billing and Practice Management

athenaCollector is our network-enabled billing and practice management solution that eliminates or reduces many time-consuming activities that typically burden our clients and their staff, allowing them to focus more on patient care and other business priorities. athenaCollector includes our intuitive, web-based practice management solution that helps clients improve practice management by simplifying workflows related to patient registration, scheduling, check-in, charge entry, referral management, checkout, follow-up, collections, accounting, and reporting. In addition, athenaCollector includes our patented billing rules engine, which represents the industry’s largest database of payer-specific reimbursement requirements. It delivers in-depth insight and knowledge to our clients that helps them get paid by health insurers. With athenaCollector, we also perform back-office services in partnership with our clients at all key steps of the billing process, including: generating and submitting electronic and paper claims, confirming receipt of claims and resubmitting lost claims, posting remittance advice received from payers, following up on unpaid and denied claims, updating our rules engine to help prevent denial recurrences, and reviewing key performance metrics.

Electronic Health Records

athenaClinicals, our network-enabled electronic health record, or EHR, service, organizes the moment of care to help providers maximize their clinical productivity and maintain focus on their patients. athenaClinicals combines a web-based EHR with a clinical cycle management solution and a back-office document management service to help manage patient’s clinical documentation. The web-based EHR application included in athenaClinicals addresses the core clinical workflows of a practice including: clinical chart, encounter documentation, order entry, results viewing, patient call tracking, clinical reminder tracking, and workflow task management. athenaClinicals includes a global library of content that is available for all clients and provides a starting point for certain specialty-specific content. In keeping with our service model of network, knowledge, and work, athenaClinicals also acts as a virtual clinical back office for our clients. Our document services team takes on burdensome administrative work on behalf of our clients by processing incoming documents and routing them to the practice’s staff for review via document routing rules defined by the client.

Patient Engagement

athenaCommunicator is our network-enabled patient engagement and communication solution that provides an on-demand, automated, communication service between patients and provider practices for interactions outside the exam room. athenaCommunicator uses phone, e-mail, a patient portal, and our own team of operators to help improve financial and operational performance for our clients. athenaCommunicator enables clients to build a highly flexible set of communication rules with their patients. Our automated messaging platform delivers phone calls, text messages, and e-mails to patients, including appointment reminders, past due balance alerts, disease management initiatives, secure test results, and other compliance-driven campaigns. Our patient portal enables patients to express communication preferences, view lab results, review appointment information, exchange secure messages with providers, update personal information, and pay bills. Additionally, we print and mail paper statements to patients on behalf of our clients to assist with patient payment collection. Collectively, these activities expand the availability of the medical practice to patients and help alleviate the burden of administrative communications, freeing staff to focus on higher-value and more critical tasks. In addition, by tracking patients' responses, we are able to optimize the effectiveness of these communications.

Order Transmission and Care Coordination

athenaCoordinator is our network-enabled order transmission and care coordination service. athenaCoordinator is focused on increasing efficiency for healthcare providers utilizing multiple information technology systems and helps to provide efficient care for patients. athenaCoordinator is founded on three core value drivers: more convenient access to patient data for referring providers, greater visibility into a patient’s full care picture and ordering choices, and less work in managing the movement of patients and their data through the referral chain. This value is delivered through six core network service elements: order management and referral management, scheduling, registration, messaging, charts, and third-party integration. athenaCoordinator is not offered as a stand-alone solution but instead must be utilized with athenaCollector, athenaClinicals and athenaCommunicator.

Population Health Management

athenahealth Population Health is our population health solution that combines services with software and analytics. This comprehensive, cloud-based population health service identifies patients in need of care and analyzes the clinical and financial results of that care to drive improvements in outcomes and costs. After clients transfer data from payers, finance systems, laboratories, clinical repositories, and/or EHRs, athenahealth Population Health processes and integrates that data and provides a platform through which clients can gain insight into and manage the health of their patient population. The population health management functionality of athenahealth Population Health consists of data integration for payer feeds and EHRs, a virtual desktop, and a web portal to gain insight into and take action on that data.

Clinical Decision Support

In addition to providing native decision support functionality into our suite of service offerings, athenahealth also offers other stand-alone applications to providers at the point of care. These services, provided through our Epocrates brand, center around a variety of clinical information and decision support offerings available through healthcare providers’ mobile devices. Epocrates services include: drug and disease information, medical calculator and tools, clinical guidelines, clinical messaging, and market research. The majority of healthcare professionals using our clinical information services access the free versions of our applications; premium subscriptions for some of these services are also available, and some services are sponsored by clients in the healthcare industry (e.g., pharmaceutical companies, managed care companies, and market research firms) that seek opportunities to engage with our network of members. The Epocrates network of members consists of over one million healthcare professionals, including approximately 50% of U.S. physicians. We believe the features available through our Epocrates and other point-of-care mobile applications allow healthcare professionals to leverage technology and clinical content to help inform prescribing decisions, improve workflow, and enhance patient safety.

Additional Services

In addition to the services described above, we also offer the following services to certain clients:

•
athenahealth Health Plan Data Exchange facilitates efficiencies in the exchange of data between providers and health plans for the healthcare operations of clients that also utilize athenaClinicals and athenaCollector.

•
athenaOne Analytics is comprised of an analytics and dashboard application and provides visibility into the financial and operational health of an organization. This add-on service helps athenaCollector clients: (i) create alignment around organizational performance goals, (ii) monitor and track progress against internal targets and industry benchmarks; and (iii) monitor coding and compliance.

•
Authorization Management includes both pre-certification processing and referral processing services. We review orders and referrals to determine whether a pre-certification or referral from a primary care physician, or PCP, is required under a patient’s health plan and then compile the necessary clinical documentation to attain such pre-certifications or PCP referral.

Research and Development

Our research and development efforts focus on enhancing and expanding our service offerings in response to changes in the market and to better serve medical groups and health systems. All of our clients that utilize athenaNet services use the same version of athenaNet, with some rules designed to take effect locally for particular clients. We continually update our software and rules, and execute periodic releases of new software functionality for our clients. Our software development life cycle methodology is designed to ensure that each software release is properly designed, built, tested, and released. Our research and development teams are located in the United States and India. We complement our internal efforts with services from third-party technology providers. In addition to our core software development activities, we dedicate full-time staff to the ongoing development and maintenance of our rules database for the athenaCollector services. We also employ program management and product management personnel, who work continually on improvements to our research and development processes and our service design, respectively. In 2016, we incurred $134.5 million in research and development expenses, compared to $111.0 million in 2015 and $82.7 million in 2014.

Sales and Marketing

We have developed sales and marketing capabilities aimed at expanding our network of clients, including healthcare providers, medical groups, and health systems. We expect to expand our network by selling our complete suite of services to new clients and cross-selling additional services into our existing client base. We have a direct sales force, which we augment through our channel partners and marketing initiatives.

Direct Sales

As of December 31, 2016, we had a total of 210 quota-carrying sales representatives focused on sales of our athenahealth-branded services, up 25% from December 31, 2015. During 2016, our athenahealth-branded services sales force was divided into four groups: enterprise, which is dedicated to serving the largest managed care organizations, as well as those with high growth potential; group, which is dedicated to medical practices with seven to 150 physicians; small group, which is dedicated to medical practices with one to six physicians; and hospital, which is dedicated to hospitals and hospital-owned clinics and medical groups with 50 beds or less. In 2017, we reorganized our sales force into two segments for sales of athenahealth-branded services to better address our clients' needs and our markets: the enterprise team, which will be dedicated to serving community hospitals, regional and national health systems, payers, and integrated healthcare enterprises; and the independent medical group team, which will be dedicated to independent medical practices of all sizes. We also have a pharmaceutical sales teams dedicated to sales of our Epocrates-branded services for pharmaceutical and other institutional clients. Our sales force is supported by personnel in our marketing organization, who provide specialized support for promotional and selling efforts. Due to our ongoing service relationship with clients we conduct a consultative sales process for most of our offerings, which generally includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services.

Channel Partners

In addition to our direct sales force, we maintain business relationships with third parties that promote or support our sales or services within specific industries or geographic regions. We refer to these third parties as “channels” and the individuals and organizations involved as our “channel partners.” In most cases, these relationships are agreements that compensate channel partners for their services. These channel partners typically do not make direct sales. Other channel relationships permit third parties to act as independent marketing representatives, purchasing agents (as in the case of group purchasing organizations), or in other joint marketing capacities. In some instances, the channel relationship involves endorsement or promotion of our services by these third parties.

Marketing and Awareness Initiatives

Our marketing and sales objectives are designed to increase awareness of our company, establish the benefits of our service model, and build credibility with prospective clients so they accept our company as a trustworthy long-term service provider. To execute on this strategy, we have designed and implemented specific activities and programs aimed at converting leads to new clients. In addition, we use the Epocrates member network as a lead-generation platform for selling our athenahealth-branded services.
Our marketing and awareness initiatives are generally targeted toward specific segments of the healthcare market. These marketing programs may include:

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
Competition
We have experienced, and expect to continue to experience, intense competition in the marketplace. Our primary competitors use locally-installed software to manage the various clinical and financial workflow needs within the medical group or health system. Other nationwide competitors offer services they refer to as “on-demand” or “software-as-a-service” models, under which software is centrally hosted and services are provided from central locations. Companies that sell practice management, EHR, care coordination software and services, population health management services, and/or clinical health management tools include: AdvancedMD, Inc.; Allscripts Healthcare Solutions, Inc.; CareCloud Corporation; Cerner Corporation; eClinicalWorks, LLC; Epic Systems Corporation; Greenway Health, LLC; McKesson Corp.; Optum, Inc.; Practice Fusion, Inc.; Quality Systems, Inc. and its subsidiary NextGen Healthcare Information Systems, LLC; SCI Solutions, Inc.; Medscape; and UpToDate, Inc.
The principal competitive factors in our industry include:

•	ability to quickly adapt to the increasing complexity of the healthcare reimbursement system;

•	size and scope of payer rules knowledge;

•	ability to introduce only relevant rules into the workflow at the point of care;

•	ease of use and rates of user adoption;

•	ability to reduce work on behalf of clients;

•	ability to generate a provable return on investment;

•	product functionality and scope of services;

•	scope of network connections to support electronic data interactions;

•	performance, security, scalability, and reliability of service;

•	sales and marketing capabilities of the vendor; and

•	financial stability of the vendor.

We believe that we compete favorably with our competitors on the basis of these factors. However, some of our competitors have significantly greater financial, technological, and other resources and name recognition, as well as more established distribution networks and relationships with healthcare providers. As a result, these companies may be able to invest more resources than we can in research and development, strategic acquisitions, sales and marketing, and patent prosecution and litigation.

Government Regulation

Although we generally do not contract with U.S. state or local government entities, the healthcare industry in which we operate is highly regulated and is subject to changing political, legislative, regulatory, and other influences. As a result, the services we provide are subject to a complex array of healthcare laws and regulations, including, among others, the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to as HIPAA, the Health Information Technology for Economic and Clinical Health Act, which we refer to as the HITECH Act, regulations issued by the Centers for Medicare and Medicaid Services, or CMS, of the Department of Health and Human Services, or HHS, and a number of fraud and abuse laws, including the federal Anti-Kickback Statute and the Ethics in Patient Referrals Act. Our subsidiaries in India are subject to additional regulations by the Government of India, as well as its regional subdivisions. These and other regulations to which we are subject are more fully described in “Risk Factors – RISKS RELATED TO REGULATION” in Item 1A of Part I of this Annual Report on Form 10-K.
Intellectual Property
We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, databases, and our brand. We have filed U.S. and international patent applications covering certain of our proprietary technology. As of December 31, 2016, we held 15 U.S. patents and three foreign patents, with a number of U.S. patent applications pending. Our issued U.S. patents are expected to expire between 2020 and 2032. We also rely on a combination of registered and unregistered trademarks and service marks to protect our brand. We will continue to file and prosecute applications for patents and trademarks when and where appropriate to protect our rights in proprietary technologies and our brand.
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
Seasonality
There is moderate seasonality in the activity level of health systems and medical groups and our clients in the pharmaceutical industry. Typically, discretionary use of healthcare provider services declines in the late summer and during the holiday season, which leads to a decline in collections by our healthcare provider clients about 30 to 50 days later. Our pharmaceutical clients’ budgeting process impacts the timing of revenue related to sales of sponsored clinical information and decision support services, which has historically been highest in the fourth quarter. In addition, as further explained in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, our revenues and operating results may fluctuate from quarter to quarter depending on a host of factors including, but not limited to, the severity, length, and timing of seasonal and pandemic illnesses.

Employees
As of December 31, 2016, we had approximately 5,305 full-time employees, with approximately 2,799 in service operations, 769 in sales and marketing, 1,283 in research and development, and 454 in general and administrative functions. Of these full-time employees, approximately 4,505 were located in the U.S. and 800 were located in India. We believe that we have good relationships with our employees. None of our employees are subject to collective bargaining agreements or are represented by a union.
Financial Information
The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
Where You Can Find More Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Section 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website (www.athenahealth.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications, or IDEA, system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
Electronic health records, or EHR, and practice management software for health systems and medical groups has historically been dominated by large, well-financed, and technologically sophisticated entities that have focused on software solutions. Some of these entities are now offering “hosted” services or “software-as-a-service” models under which software is centrally administered, and these vendors may also provide administrative and billing services. The size, financial strength, and breadth of offerings of the larger entities are increasing as a result of continued consolidation in both the information technology and healthcare industries. We expect large integrated technology companies to continue to become more active in our markets, both through acquisition and internal investment. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we possess. In addition, a few smaller companies have started providing single-instance, internet-based software using a model similar to ours; the offerings of these smaller companies may reduce the perceived competitive advantage of our services and impact our market share. Further, while the market for patient engagement, population health and care coordination services is growing and is not as yet dominated by a small group of vendors with significant resources, our patient engagement, population health, and care coordination services face competition from a wide variety of market participants. For example, certain health systems have developed their own patient portals, population health, and care coordination systems. If we fail to distinguish our patient engagement, population health, and care coordination offerings from the other options available to healthcare providers, the demand for and market share of those offerings may decrease.
In regard to our Epocrates-branded services, we compete with other companies for users of the types of drug and clinical reference tools that we offer and for budget dollars from our pharmaceutical, managed care, and market research clients. We compete within a broad industry of healthcare content providers for the attention of healthcare professionals who can choose to use mobile, online, or print media to reference clinical information. Companies providing clinical content include Medscape, a division of WebMD, LLC, and UpToDate, Inc., a division of Wolters Kluwer Health. Competition from each of these sources of clinical reference content may lead to a loss of our existing network members and a reduction in the rate at which we attract new members for our clinical information. Our primary competition for the promotional spend available from our pharmaceutical clients in the area of interactive services is from companies, including WebMD, that help such companies market their products, programs, and services to healthcare professionals. Our market research business competes with numerous companies that recruit physicians to participate in surveys in a variety of formats, as well as the recruitment arms of market research companies that have assembled their own survey panels of healthcare professionals. To the extent competing channels are available to access healthcare professionals, including physicians, the value of our interactive services to our clients is reduced.
Some of our current large competitors, such as Allscripts Healthcare Solutions, Inc.; Cerner Corporation; Epic Systems Corporation; McKesson Corp.; and Quality Systems, Inc. and its subsidiary NextGen Healthcare Information Systems, LLC, have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. We expect to face new competitors as we continue to develop and offer services for the inpatient market. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our integrated offerings. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our services are more effective than the product or service offerings of our competitors, current or potential clients might select competitive products and services in lieu of purchasing our services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. We face competition from new niche vendors, who offer stand-alone products and services, and from existing enterprise vendors, including those currently focused on software solutions, which have information systems in place with clients in our target markets. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our services, but offer ease of integration with existing systems and that leverage existing vendor relationships.
The market for cloud-based services for healthcare information technology may not develop substantially further or develop more slowly than we expect, harming the growth of our business.
The market for cloud-based services for healthcare information technology remains narrowly based, and it is uncertain whether these services will achieve and sustain the high levels of demand and market acceptance we anticipate. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of cloud-based services in general, and for their revenue, clinical, and patient cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to a cloud-based service. Furthermore, some enterprises may be reluctant or unwilling to use cloud-based services, because they have concerns regarding the risks associated with the security and reliability, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition, or operating results.
Changes in the healthcare industry could affect the demand for our services, cause our existing contracts to terminate, and negatively impact the process of negotiating future contracts.
As the healthcare industry evolves, changes in our member, client, and vendor bases may reduce the demand for our services, result in the termination of existing contracts, and make it more difficult to negotiate new contracts on terms that are acceptable to us. For example, the current trend toward consolidation of healthcare providers within hospital systems may cause our existing client contracts to terminate as independent practices are merged into hospital systems. Such larger healthcare organizations may also have their own practice management services and health IT systems, reducing demand for our services. Similarly, client and vendor consolidation results in fewer, larger entities with increased bargaining power and the ability to demand terms that are unfavorable to us. If these trends continue, we cannot assure you that we will be able to continue to maintain or expand our client base, negotiate contracts with acceptable terms, or maintain our current pricing structure, and our revenues may decrease.
General reductions in expenditures by healthcare companies, or reductions in such expenditures within market segments that we serve, could have similar impacts with regard to our interactive services. Such reductions may result from, among other things, reduced governmental funding for healthcare; a decrease in the number of, or the market exclusivity available to, new drugs coming to market; government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, pharmaceutical companies, payers, or other healthcare industry participants (e.g., limitations on advertising to physicians or required disclosure of payments made to them); or adverse changes in business or economic conditions affecting healthcare payers or providers, the pharmaceutical industry, or other healthcare companies that subscribe for our interactive services (e.g., changes in the design of health plans). Any of these changes could reduce the purchase of our services by such interactive services clients, reducing our revenue and possibly requiring us to materially revise our offerings. In addition, our interactive services clients’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to services of the types we provide.
If we do not continue to innovate and provide services that are useful to clients and users, we may not remain competitive, and our revenues and operating results could suffer.

The market for healthcare in the U.S. is in the early stages of structural change and is rapidly evolving toward a more value-base care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated client and user requirements, and sustain market acceptance. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients or users. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new high-quality services that clients and users will want, while offering these services at competitive prices. If we are unable to predict user preferences or industry changes, or if we are unable to modify our services on a timely or cost-effective basis, we may lose clients and users. Our operating results would also suffer if our innovations are not responsive to the needs of our clients and users, are not appropriately timed with market opportunity, or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to or better than those generated by our services. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.
Failure to manage our growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.
We have been experiencing a period of strong growth. We believe that increasing awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our services. Promotional activities may not generate an increase in awareness or revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building awareness. Besides awareness, we must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, service offering personnel, and management personnel. Failure to manage our growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce client or user satisfaction; limit our ability to respond to competitive pressures; and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new or enhanced services or the acquisition of suitable businesses or technologies. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.
If we are unable to retain existing members of our Epocrates network and attract new members, especially physician members with desired characteristics for our interactive services who actively participate in those services, our revenue will decline, some of our business will suffer.
Members of our Epocrates network who subscribe to our premium drug and clinical reference products usually do so for a term of one year and may elect to cancel the subscription for any renewal terms. Under certain circumstances, our members may cancel their subscriptions prior to expiration. Factors that may affect the retention rate of our existing members and the rate at which we attract new members for our drug and clinical reference tools include:

•
Service Relevance.    Unless we are able to provide current, relevant, and reliable healthcare content, drug and clinical reference tools, formulary hosting, and other services that meet and continue to meet the needs of healthcare professionals, including physicians, the value of those services to new and existing members will decrease. Our provision of such services depends on our ability to hire and retain qualified physician and pharmacist editors and authors, license accurate and relevant content from third parties, contract with health plans and insurers to host formulary information, monitor and respond to changes in member interest in specific topics, and develop new or enhanced services. If we cannot meet our staffing needs or develop or acquire needed content at a reasonable cost, if there are errors or omissions in such content, if our competitors obtain exclusive access to or develop content that healthcare professionals consider superior to ours, or if we cannot meet the needs of our members, the value of our content and services would diminish.

•
Brand Reputation.    The reputation of our Epocrates brand is dependent in large part on the medical community’s continued perception of us as independent from our healthcare industry clients, particularly pharmaceutical companies. If healthcare professionals believe that we are too closely associated with such clients as a result of the revenue we receive from their purchase or sponsorship of our interactive services, the credibility of our brand will diminish. We cannot assure you that the medical community will view our content as sufficiently unbiased. If the reputation of our brand is damaged, it will be difficult, expensive and time-consuming to restore the quality of our brand with healthcare professionals and our business could suffer.

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
Even if the number of our members is not materially reduced, their participation in our services may decrease, which could impact our revenues. We have established limits on the number and the mix of sponsored and non-sponsored messages delivered to members in order to promote the quality of members’ experience with our services. If an insufficient number of members update during a given service period, or the demand for promotional clinical messaging sponsorship exceeds the available supply, our healthcare clients could become dissatisfied with our service. As a result, we may be unable to grow our interactive services revenue beyond the bounds we have set, as changes to such limits could cause our members to be dissatisfied with our services and the response to our interactive services to decrease. Furthermore, if our members generally become less responsive to participating in our services, the value of these interactive services will likely decline. This could cause our revenue to remain flat or to decline.
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
Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. We have 15 issued U.S. patents, three issued foreign patents, and a number of U.S. patent applications pending as of December 31, 2016. The scope of our issued patents may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future.
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
We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients of our clients, or stockholders. For example, in May 2013 we purchased the property on which our corporate headquarters are located. This property is a former Superfund site, and our ownership of it, or any of our other properties, could expose us to liability under applicable environmental laws, as well as to liability as a landlord or as owner of property that may be used by members of the public. Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and resulting in a reduction in the trading price of our stock.
RISKS RELATED TO OUR BUSINESS — OPERATIONS
We depend upon third-party service providers for important functions of our services. If these third-party service providers do not fulfill their contractual obligations or choose to discontinue their services, our business and operations could be disrupted and our operating results would be harmed.
We depend upon third-party providers, and in some cases, limited or single-source providers, for important functions of our services. For example, we rely on Access Healthcare Services USA, LLC to provide the majority of our data entry and certain other services, from facilities located in India and the Philippines, to support our client service operations, including, among other things, processing critical claims data and clinical documents, credentialing, and enrollment services. In addition, we rely on our banking partner, U.S. Bank, for depositing client funds that we collect into our clients’ bank accounts. Failure of these service providers to perform satisfactorily could result in client dissatisfaction and harm to our reputation, and could disrupt our business operations, and adversely affect our operating results. Political and economic uncertainties and natural disasters of the international locations where certain of our third-party service providers have facilities and operations also increases our risk. With respect to certain of our service providers, we have significantly less control over the systems and processes involved than if we maintained and operated them ourselves. In some cases, functions necessary to our business are performed on proprietary systems and software to which we have no access. Although we have back-up functionality for some of these services, if we need to find an alternative source for performing these functions, we may have to expend significant money, resources, and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our responsibilities to clients or the expectations of clients, with the attendant potential for liability claims and a loss of business reputation, loss of ability to attract or maintain clients, and reduction of our revenue or operating margin.
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

In the foreign countries where we operate, local laws and customs may differ from those in the U.S. For example, it may be a local custom in certain countries for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, which we refer to as the FCPA. The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business, and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.
Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our continued growth.
To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for such personnel is intense, especially for senior sales executives and software engineers with high levels of experience in designing and developing software and internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, operating results, and financial condition.
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

As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions or investments, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities. For example, in 2015, we acquired Razor Insights, LLC, which we refer to as RazorInsights, a provider of cloud-based billing and EHR software services to rural and community hospitals, and purchased a suite of internally-developed clinical applications and an EHR system, which we refer to as webOMR, from Beth Israel Deaconess Medical Center, to accelerate our entry into the inpatient market. We may not successfully use the webOMR technology to accelerate the development of our service offerings and integrate RazorInsights’ service offerings and realize the expected benefits of these acquisitions. Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, additional amortization expenses, or impairment of goodwill and purchased long-lived assets, any of which could harm our financial condition, operating results, or value of our common stock.

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
The current economic situation may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our clients. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our clients could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. Further, despite the cost benefits that we believe our services provide, prospective clients may wish to delay contract decisions due to implementation costs or be reluctant to make any material changes in their established business methods in the current economic climate. With a reduction in tax revenue, state and federal government healthcare programs, including reimbursement programs such as Medicaid or initiatives under the Patient Protection and Affordable Care Act, which we refer to as the ACA, may be reduced or eliminated, which could negatively impact the payments that our clients receive.
Also, although we currently estimate our expected client life for clients of athenahealth-branded services to be twelve years, this is only an estimate, and there can be no assurance that our clients will elect to renew their contracts for this period of time. Our clients typically purchase one-year contracts that, in most cases, may be terminated on 90 days’ notice without cause. The majority of our clinical information subscriptions have terms of one year, and our contracts with our market research, payer, and pharmaceutical clients for our interactive services typically range from one to three years. We cannot assure you that members of our Epocrates network and other Epocrates-branded services clients will continue to participate in our existing programs beyond the terms of their existing contracts or that they will enter into any additional contracts for new programs that we offer. If our clients’ revenue decreases for any of the above or other reasons, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.
If we are required to collect sales and use taxes on the services we sell in various jurisdictions, we may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.
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
The sales cycle for our athenahealth services can be variable, typically ranging from three to five months from initial contact to contract execution, although this period can be substantially longer. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from three to five months from contract execution to completion of implementation, although some of our new-client set-up projects—especially those for larger clients—are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over an expected attribution period of the longer of the estimated client life, currently 12 years, or the contract term.
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
These factors may contribute to fluctuations in our quarterly operating results, particularly during any period in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors.
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
Because clients rely on our services to collect, manage, and report clinical, business, and administrative data, including information to assist providers in tracking and treating ill patients, and members rely on our services to provide timely and accurate information regarding medical conditions and medicines, they may have a greater sensitivity to service errors and security vulnerabilities than clients of software products in general. Any operational delay in or failure of our technology or service processes may result in the disruption of patient care and could cause harm to patients and thereby give rise to a product liability claim or errors or omissions claim. Such claims could subject us to significant legal defense costs and adverse publicity, regardless of the merits or eventual outcome of those claims. Limitations of liability and disclaimers that purport to limit our liability for damages related to defects in our software or content which we may include in our subscription and services agreements may not be enforced by a court or other tribunal or otherwise effectively protect us from related claims. In most cases, we maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage or that this coverage may not continue to be available on acceptable terms or in sufficient amounts.
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
Our services involve the web-based storage and transmission of clients’ and members’ proprietary information, including personal or identifying information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. From time to time we may detect vulnerabilities in our systems, which, even if they do not result in a security breach, may reduce client confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client, member, or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and efforts to prevent future occurrences. We rely upon users of our systems for key activities to promote security of those systems and the data within them, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our users have failed to perform these activities. Failure of users to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales, clients, and members.
In addition, we use third-party technology and service providers, and our clients may authorize or enable third parties to access their data or the data of their patients. For example, we depend on third-party service providers for processing claims data and clinical documents for our clients and we partner with other healthcare information technology companies to offer our clients more seamless integration with those companies through electronic interfaces. Vendor management programs and processes for assessment of our partners' information security which we have designed cannot provide absolute security. Our clients may have their own computer systems (whether internally developed or provided by a third party) to manage, store, and transmit clinical and financial data, which may interact with or contain information obtained from our services. Because we do not control our vendors’, partners’, or clients’ information security systems, we cannot ensure the complete integrity or security of these systems. A security breach of our vendors’, partners’, or clients’ system may damage our reputation, adversely affect our ability to attract new clients, cause existing clients to cancel their contracts, subject us to third-party lawsuits, all of which could adversely affect our operating results.

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
Our Epocrates clinical reference tools and interactive services provide healthcare professionals with access to clinical information, including information regarding particular medical conditions and the use of particular medications. If our content, or content we obtain from third parties, contains inaccuracies, or we introduce inaccuracies in the process of implementing third-party content, it is possible that patients, physicians, consumers, the providers of the third-party content, or others may sue us if they are harmed as a result of such inaccuracies. We cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content, and we have had content errors in the past.
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
The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the healthcare industry, or changes to existing laws and regulations, including the potential amendment or repeal of all or parts of the ACA as a result of the recent U.S. presidential election, could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations.
Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information and interactive services that we provide, and these laws and regulations may be applied to our services in ways that we do not anticipate, particularly as we develop and release new and more sophisticated products and services. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from healthcare regulation are described below:
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
We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. For example, the provisions of the HITECH Act and the regulations issued under it (including the omnibus rule promulgated in January 2013) have provided clarification of certain aspects of both the privacy and security rules issued under HIPAA, expansion of the disclosure requirements for a breach of the security rule, and strengthening of the civil and criminal penalties for failure to comply with HIPAA. In addition, the Office of the National Coordinator for Health Information Technology, which we refer to as ONCHIT, is coordinating the ongoing development of standards to enable interoperable health information technology infrastructure nationwide based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the changes in such standards will have on our compliance costs or our services.
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

•
Anti-Referral Laws.    There are federal and state laws that prohibit payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with healthcare providers. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal anti-referral laws —the Stark Law—is very complex in its application. Any determination by a state or federal regulatory agency that any of our practice clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

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

•
Medical professional regulation.    The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. We employ and contract with physicians who provide only medical information to our users, some of whom may be consumers, and we do not intend to provide medical care or advice. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

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

•
Medical Device Laws.    The FDA has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In addition, in February 2011 the FDA issued a final rule regarding regulation of Medical Device Data Systems, or MDDS, which are systems that are intended to transfer, store, convert, or display medical device data. While EHRs are expressly exempted from the final rule, it is possible that future changes in our services could involve the transfer, storage, conversion, or display of medical device data. In April 2014, a draft report developed by the FDA, ONCHIT, and the Federal Communications Commission, was released proposing a regulatory framework for health information technology for the purpose of promoting innovation, protecting patient safety, and avoiding regulatory duplication. To the extent that our software is considered a medical device under the policy or an MDDS under the final rule, or is the subject of additional regulation promulgated as a result of the report, we, as a provider of application functionality, could be required, depending on the functionality, to:

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
Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state level that would limit, forbid, or regulate the use or transmission of medical information outside of the United States. Such legislation, if adopted, may render our use of our off-shore partners, such as our data-entry and client service providers, for work related to such data impracticable or substantially more expensive. Alternative processing of such information within the United States may involve substantial delay in implementation and increased cost.
Due to the particular nature of certain services we provide or the manner in which we provide them, we may be subject to government regulation unrelated to healthcare.
While our services are primarily subject to government regulations pertaining to healthcare, certain aspects of those services may require us to comply with regulatory schemes from other areas. Examples of such regulatory schema include:
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
Antitrust Laws.    Our national cloud-based network allows us access to cost and pricing data for a large number of providers in most regional markets, as well as to the contracted rates for third-party payers. To the extent that our services enable providers to compare their cost and pricing data with those of their competitors, those providers could collude to increase the pricing for their services, to reduce the compensation they pay their employees, or to collectively negotiate agreements with third parties. Similarly, if payers are able to compare their contracted rates of payment to providers, those payers may seek to reduce the amounts they might otherwise pay. Such actions may be deemed to be anti-competitive and a violation of federal antitrust laws. To the extent that we are deemed to have enabled such activities, we could be subject to fines and penalties imposed by the U.S. Department of Justice or the FTC and be required to curtail or terminate the services that permitted such collusion.
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
We maintain a series of relationships with third parties that we term “channel relationships.” These relationships take different forms under different contractual language. Some relationships help us identify sales leads. Other relationships permit third parties to act as value-added resellers or as independent sales representatives for our services. In some cases, for example in the case of some membership organizations, these relationships involve endorsement of our services as well as other marketing activities. In each of these cases, we require contractually that the third party disclose information to and limit their relationships with potential purchasers of our services for regulatory compliance reasons. If these third parties do not comply with these regulatory requirements or if our requirements are deemed insufficient, sales accomplished with the data or help that they have provided, as well as the channel relationships themselves, may not be enforceable, may be unwound, and may be deemed to violate relevant laws or regulations. Third parties that, despite our requirements, exercise undue influence over decisions by current and prospective clients, occupy positions with obligations of fidelity or fiduciary obligations to current and prospective clients, or who offer bribes or kickbacks to current and prospective clients or their employees may be committing illegal acts that could render any resulting contract between us and the client unenforceable or in violation of relevant laws or regulations. Any misconduct by these third parties with respect to current or prospective clients, any failure to follow contractual requirements, or any insufficiency of those contractual requirements may result in allegations that we have encouraged or participated in illegal behavior and that payments to such third parties under our channel contracts are improper. This misconduct could subject us to civil or criminal claims and liabilities, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and adversely affect our revenue and operating margin. Even an unsuccessful challenge of our activities could result in adverse publicity, require a costly response from us, impair our ability to attract and maintain clients, and adversely affect our business.
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
The trading price of our common stock has been and is likely to remain highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control or unrelated to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•	the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the provision of healthcare or the sale of health insurance;

•	any major change in our board of directors or management;

•	publication of research reports or news stories about us, our competitors, or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.
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
Our corporate headquarters is located in Watertown, Massachusetts on the Arsenal on the Charles campus, which we own. The Arsenal on the Charles is a 29-acre, multi-building, commercial property, which includes approximately 697,000 square feet of office space and approximately 71,000 square feet of retail space. We currently occupy 519,919 square feet of these facilities and lease the remainder to third parties. Additionally, we own a complex of buildings, including approximately 210,400 square feet of office space, on approximately 53 acres of land in Belfast, Maine, as well as a conference and training facility on approximately 396 acres of land in Northport, Maine.
We lease the remainder of our facilities in various locations in the United States, including: Atlanta, Georgia; Austin, Texas; Princeton, New Jersey; Santa Clara, California; and San Francisco, California; as well as in Bangalore, India and Chennai, India. Additionally, we operate data centers nationwide.

Item 3.	Legal Proceedings.

On May 21, 2015, a class action petition was filed by St. Louis Heart Center, Inc. in the State Circuit Court of St. Louis County, Missouri, against athenahealth. The petition alleges we violated the Telephone Consumer Protection Act. Following service, we removed the case to federal court in the United States District Court for the Eastern District of Missouri, Case No. 4:15-cv-01215. On our motion, the federal court initially stayed further proceedings (pending the United States Supreme Court’s decision in Campbell-Ewald v. Gomez, No. 14-857), but lifted that stay on February 3, 2016. We filed our answer in the case on March 8, 2016. Subsequently, on March 14, 2016, we moved for an additional stay pending a decision by the U.S. Court of Appeals for the D.C. Circuit in Bais Yaakov of Spring Valley v. FCC, No. 14-1234, regarding the validity of a regulation promulgated by the Federal Communications Commission relating to the claims asserted in the petition. On May 16, 2016, the federal court granted the motion for a further stay, which remains in effect.

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

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$167.46	$114.59
Second Quarter	$143.85	$120.10
Third Quarter	$142.40	$117.80
Fourth Quarter	$132.84	$90.11
Fiscal Year Ended December 31, 2015
First Quarter	$152.75	$118.10
Second Quarter	$130.80	$111.14
Third Quarter	$146.80	$110.68
Fourth Quarter	$170.42	$127.25
Holders
The last reported sale price of our common stock on the NASDAQ Global Select Market on January 31, 2017 was $125.99 per share. As of January 31, 2017, we had 77 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer and Data Processing Index for each of the last five fiscal years ended December 31, 2016, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
athenahealth, Inc.	$100	$149	$274	$297	$328	$214
NASDAQ Composite-Total Returns Index	$100	$117	$165	$189	$202	$220
NASDAQ Computer and Data Processing Index	$100	$114	$164	$175	$230	$250
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2016, there were no purchases made by us, on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Revenue:
Business services	$1,047.6	$886.1	$711.2	$563.2	$408.5
Implementation and other	35.3	38.6	41.4	31.8	13.8
Total revenue	$1,082.9	$924.7	$752.6	$595.0	$422.3

Net income (loss)	$21.0	$14.0	$(3.1)	$2.6	$18.7
Net income (loss) per share – Basic	$0.53	$0.36	$(0.08)	$0.07	$0.52
Net income (loss) per share – Diluted	$0.52	$0.35	$(0.08)	$0.07	$0.50

	As of December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data:
Total assets	$1,189.2	$1,118.7	$930.6	$794.5	$428.5
Long-term liabilities	358.0	381.7	250.3	254.0	50.0
Total liabilities	555.9	575.4	455.5	403.2	116.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains predictions, estimates, and other forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding management's expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; the benefits of and demand for our service offerings; seasonality of our business; the potential expansion and value of our network and progress toward building the healthcare information backbone; increased automation; changes in expenses related to operations, selling and marketing, research and development, general and administrative matters, interest and income taxes; a decrease in tenant revenue; risks related to convertible notes; the impact of litigation; the impact of foreign currency fluctuations; the impact of acquisitions; liquidity matters; and the expected performance period and estimated term of our client relationships. Forward-looking statements may be identified with words such as "will," “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “estimates,”or similar terminology, and the negative of these terms.
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

Overview
athenahealth, Inc. (“athenahealth,” the “Company,” “we,” or “our”) partners with hospital and ambulatory clients to drive clinical and financial results. We offer network-based medical record, revenue cycle, patient engagement, care coordination, and population health services, as well as Epocrates® and other point-of-care mobile applications. Our network provides clients better insight across their own organization as well as the ability to learn from the experience of every other provider on the network. Through our model, we infuse the knowledge clients need to thrive in a changing industry directly into their workflow, from clinical guidelines to payer rules. We take on back-office work at scale so providers can focus on patients, not paperwork.
We deliver the majority of our service offerings through a single instance of cloud-based software, which we refer to as athenaNet. Our model combines a cloud-based network, knowledge, and back-office work, which we refer to as network, knowledge, and work, to help healthcare providers leverage technology to automate certain back-office tasks, assist at the point of care, and adapt to changes in government regulatory schemes or billing requirements of payers. We believe that including our clients on the same instance of software creates a network effect that enables each client to benefit from the collective experience of other clients. As our network grows, we believe these benefits also expand and accrue to the benefit of all of our clients on the network. athenaNet acts as a conduit for the exchange of information among clients, payers, trading partners, and our own experienced team. It enables us to learn continuously, innovate with agility, and deliver near-instant updates that we believe rapidly improve performance. In addition, our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering faxes to tracking claims with payers and managing denials. We automate this work whenever possible; when automation is not an option, we perform the work at massive scale with our internal team. The knowledge we gain from doing work for our clients and discovering ways to improve their performance is culled, curated, and captured within athenaNet through mechanisms that include a patented billing rules engine and clinical quality management engine. Using this knowledge, we also proactively coach our clients on best practices to help improve their performance. As we work with clients, payers, and other industry trading partners, more knowledge is infused into each service, which we believe makes athenaNet "smarter" and more powerful for our clients. This unique combination of network, knowledge, and work is fundamental to our service model and value proposition to clients.
For the year ended December 31, 2016, we generated revenue of $1,082.9 million, primarily from the sale of our services, compared to $924.7 million for the year ended December 31, 2015 and $752.6 million for the year ended December 31, 2014. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.

Our revenue is predominately derived from core athenahealth-branded business services. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients, connecting our financial results directly to those of our clients and our ability to drive revenue to medical practices. Therefore, the key drivers of our revenue include growth in the number of physicians and other healthcare providers working within our client accounts, the collections of these physicians and providers, and the number of services purchased. To provide these services, we incur expenses in several categories, including cost of revenue, selling and marketing, research and development, and general and administrative expense. In general, our cost of revenue increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of medical groups and hospital clients. Our research and development and general and administrative expense categories are less directly related to growth of revenues and relate more to our planning for the future and our overall business management activities. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our consolidated financial statements. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions, and update our assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. Additionally, we may employ outside experts to assist in our evaluations. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Note 1 – Nature of Operations and Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. We consider the following accounting policies to be “critical accounting policies,” as they require management to make difficult, subjective, or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

Revenue Recognition

All revenue, other than initial implementation and provider adds revenue, is recognized when the service is performed. We recognize revenue when there is evidence of an arrangement, the service has been provided to the client, the collection of the fees is reasonably assured, and the amount of fees to be paid by the client is fixed or determinable. We derive the majority of our revenue from business services associated with our integrated, network-enabled services and from subscriptions to and sponsored clinical information and decision support services for our point of care medical application. Our integrated services consist of medical billing and practice management; electronic health record, or EHR; patient engagement; order transmission and care coordination; and population health management, which are supported by our network, athenaNet.

Our clients typically purchase one-year service contracts related to our integrated, network-enabled services that renew automatically. In most cases, our clients may terminate their agreements with 90 days' notice without cause. We typically retain the right to terminate client agreements in the same timeframe. Our clients are billed monthly, in arrears, typically based upon a percentage of collections posted to our network; minimum fees; flat fees; or per-claim fees, where applicable. We do not recognize revenue for business services until these collections are posted, as the fees are not fixed or determinable until such time. Invoices are generated within the first two weeks of the subsequent month. For most of our clients, amounts due are then deducted from a pre-defined bank account one week after invoice receipt via an auto-debit transaction. Unbilled amounts that have been earned are accrued and recorded as revenue, and are included in our accounts receivable balances.

Determining whether and when some of our revenue recognition criteria have been satisfied often involves judgments that can have a significant impact on the timing and amount of revenue we report.

The determination of the amount of revenue we can recognize each accounting period related to certain non-refundable, upfront fees associated with our integrated network-enabled services requires management to make estimates and judgments on the expected client life. We determined the expected client life considering the following key factors:

- Renewal rate considerations
- Economic life of the service

The expected client life, or expected performance period, for the years presented is 12 years.

Multiple element arrangements, which are single arrangements that contain more than one offering or deliverable that results in more than one unit of accounting, require judgments as to how to allocate the arrangement consideration to each deliverable. We maintain a standard price list by service; however, certain incentives, such as discounts, may be offered to clients. Due to the variability in the value of the discount offered for individual services sold on a stand-alone basis across multiple contracts, we have not been able to conclude that a consistent number of stand-alone sales of a deliverable have been priced within a reasonably narrow range in order to assert that we have established vendor-specific objective evidence, or VSOE, of selling price.

Although we believe that our approach to estimates and judgments is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material.

Our method to establish our BESP, including our model and our assumptions, may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if our BESP is too high or too low for an individual element of an arrangement, the amount of revenue recognized within each reporting period would be inaccurate. The amount of deferred revenue associated with separable deliverables subject to our established BESP is $17.6 million and $23.1 million as of December 31, 2016 and 2015, respectively.

Our estimate of the expected performance period may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. For example, if, in the future, we need to increase our expected performance period to a period longer than 12 years, the amount we would recognize in each accounting period would decrease. On the other hand, if, in the future, we need to decrease our expected performance period to a period shorter than 12 years, the amount we would recognize in each accounting period would increase. The amount of deferred revenue related to initial implementation and provider add fees is $57.0 million and $62.9 million as of December 31, 2016 and 2015, respectively.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions
Subscriptions to the Epocrates point of care medical application are entered into by members via an internal or third-party digital distribution platform or through a redeemable subscription code which expires within six to 12 months of issuance. Payment associated with these subscription fees occurs at the time of order, which is in advance of the services being performed; such payments are therefore recorded as deferred revenue. These fees are recognized ratably once activated over the contracted subscription term. If a subscription code expires before it is redeemed, revenue is recognized upon expiration.

Sponsored clinical information and decision support service clients are charged a fee for the service or group of services to be provided and are typically billed a portion of the contracted fee upon signing of the agreement with the balance billed upon one or more future milestones. Each service deliverable within these multiple element arrangements is accounted for as a separate unit if the delivered item or items have value to the client on a stand-alone basis. We allocate arrangement consideration to each unit or element of the arrangement based on the relative selling price of each element.

Certain expenses related to the implementation of a client, such as out-of-pocket travel, are typically reimbursed by the client. This is accounted for as both revenue and expense in the period the cost is incurred. Other services consist primarily of tenant-based operating lease revenue, which is straight-lined over the term of the lease.

When we cannot establish VSOE, we determine if we can establish third-party evidence, or TPE, of selling price. TPE is determined based on competitor prices for interchangeable deliverables when sold separately. Our services differ significantly from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of offerings with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor offerings’ selling prices are on a stand-alone basis. Therefore, we are unable to determine TPE.

Since VSOE and TPE do not exist, we use our best estimate of the selling price, or BESP, to establish the relative selling value and to allocate total consideration to each element in the arrangement. We determine BESP for a service by performing an analysis of recent stand-alone sales of that service, which takes into account market conditions, competitive landscape, and pricing practices.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions
Purchased Intangible Assets and Goodwill

Business Combinations, including purchased intangible assets, are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses. Measurement period adjustments relate to information that we should have known at the time of acquisition; these adjustments and any other changes to purchase accounting are included in earnings in the current period. The fair value amount assigned to intangible assets is based on an exit price from a market participant’s viewpoint, and utilizes data such as discounted cash flow analysis and replacement cost models. We review acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Indefinite-lived intangible assets are reviewed for recoverability at least annually, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

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

Critical estimates in valuing certain intangible assets and the fair value of the reporting unit during goodwill impairment tests include, but are not limited to, identifying reporting units, historical and projected client retention rates, anticipated growth in revenue from the acquired clients, expected future cash outflows, the allocation of those cash flows to identifiable intangible assets, estimated useful lives of these intangible assets, and a probability-weighted income approach based on scenarios in estimating achievement of operating results.

Significant judgment in testing goodwill for impairment includes the assessment of the number of reporting units, and also includes assigning assets and liabilities to the reporting units and determining the fair value of each reporting unit based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

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

As of December 31, 2016, the carrying amounts of goodwill and purchased intangible assets were $240.7 million and $112.1 million, respectively. As of December 31, 2015, the carrying amounts of goodwill and purchased intangible assets were $229.2 million and $126.2 million, respectively.

Description	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions
Capitalized Software Costs for Internal Use

All of our software is considered internal use for accounting purposes, as we do not market or sell our software. As a result, we capitalize certain costs associated with the creation of internally-developed software for internal use (i.e., athenaNet). These costs are recorded in the Capitalized Software Costs line on our Consolidated Balance Sheets.
We capitalize costs incurred during the application development stage related to the development of athenaNet services and other internally-developed software for internal use. Costs incurred during the application development phase are capitalized only when we believe it is probable that the development will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation (including stock-based compensation), as well as external consultant fees for individuals working on these projects. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life when the asset has been placed in service.

Significant judgments related to the capitalization of internal use software costs include determining whether it is probable that projects will result in new or additional functionality; concluding on when the application development phase starts and ends; and estimating which costs, especially employee compensation costs, should be capitalized. Additionally, there is judgment applied to the useful lives of these capitalized costs; we have concluded that the useful life for capitalized internally-developed software ranges from two to five years.

We account for costs associated with internal-use software on a project-by-project basis during initial capitalization as well as subsequent measurement.

While we believe that our approach to estimates and judgments is reasonable, actual results could differ, and such differences could lead to an increase or decrease in expenses in the current period.

As of December 31, 2016 and December 31, 2015, the carrying amounts of internally-developed capitalized software were $95.6 million and $70.0 million, respectively. Note that these totals exclude acquired third-party software licenses for internal use.

Financial Operations Overview
Revenue
We partner with hospital and ambulatory clients to drive clinical and financial results. We derive our revenue from two sources: business services, and implementation and other services. Business services primarily consists of revenue from our athenaNet providers who use our network-enabled medical record, revenue cycle, patient engagement, care coordination, and population health services. Business services also includes revenue from Epocrates® and other point-of-care mobile applications. No single client accounted for a significant amount of revenues for the years ended December 31, 2016, December 31, 2015, and December 31, 2014.
Business Services Revenue. Business services revenue accounted for 97%, 96%, and 95% of our total revenues the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s or health system’s total collections depending upon the services purchased, the size, complexity, and other characteristics of the practice or health system. Accordingly, business services revenue is largely driven by: the number of healthcare providers (collectively, “healthcare providers”) we serve, the number of physicians and other healthcare providers working in those practices, the volume of activity and related collections of those healthcare providers, the mix of our services used by those medical practices and healthcare providers, and our contracted rates. There is moderate seasonality in the activity level and service mix of healthcare providers. Typically, discretionary use of healthcare provider services declines in the late summer and during the holiday season, which leads to a decline in collections by our healthcare provider clients about 30 to 50 days later. Our pharmaceutical clients’ budgeting process impacts the timing of revenue related to sales of sponsored clinical information and decision support services associated with our mobile applications, which has historically been highest in the fourth quarter. Additionally, our revenues and operating results may fluctuate from quarter to quarter depending on a host of factors including, but not limited to, the severity, length, and timing of seasonal and pandemic illnesses, as well as significant regulatory changes that are implemented during a fiscal year. While we believe that the severity, length, and timing of seasonal and pandemic illnesses will continue to impact collections by our healthcare provider clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.

Implementation and Other Revenue. Implementation and other revenue consists of all of our non-core revenue streams, and includes the amortization of deferred revenue on implementation services, as well as third-party operating lease-based tenant revenue. We expect the amortization of deferred implementation fees to decline, as we began including implementation fees in our ongoing monthly rate in 2014. Additionally, we expect third-party tenant revenue to decline in the foreseeable future as tenants vacate and we occupy the previously rented space at our corporate headquarters.

Operating Expenses

During 2016, we adopted a change in presentation on our consolidated statements of income in order to present a gross profit line and allocate certain overhead expenses, the presentation of which is consistent with our peers. Under the new presentation, we began allocating overhead expenses including occupancy charges, depreciation, and amortization of capitalized software. Prior periods have been revised to reflect this change in presentation.

Cost of Revenue. Cost of revenue (formerly presented as direct operating expense) primarily consists of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of new clients, costs associated with our business partner outsourcing arrangements and clearing house, claim processing costs, certain overhead costs, depreciation of certain fixed assets, amortization of capitalized software development costs, and amortization related to certain purchased intangible assets. We expense implementation costs as incurred. We include in cost of revenue all service costs incurred to fulfill our client contracts and costs associated with third-party tenant and other non-core revenues. We expect to increase our overall level of automation as we become a larger operation with higher volumes of work in particular functions, geographies, and medical specialties. Although we expect that cost of revenue will increase in absolute terms for the foreseeable future, cost of revenue is expected to decline as a percentage of revenue as we increase automation.
Selling and Marketing Expense.  Selling and marketing expense primarily consists of compensation expense (including stock-based compensation) for selling and marketing employees and marketing programs (including trade shows, brand messaging, and online initiatives), certain overhead costs, depreciation of certain fixed assets, and also includes amortization related to certain purchased intangible assets. Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and an additional portion at the time our services commence. Accordingly, we incur a portion of our selling and marketing expense prior to the recognition of the corresponding revenue. We expect to continue to increase our investment in selling and marketing by hiring additional personnel and investing in marketing campaigns to increase our access to healthcare provider organizations, as well as increase the awareness of athenahealth in the marketplace. As a result, we expect that, in the near-term, selling and marketing expense will increase in absolute terms. As we begin to leverage lower cost sales channels, we expect selling and marketing expense to decline as a percentage of revenue over time.
Research and Development Expense. Research and development expense primarily consists of compensation expense (including stock-based compensation) for research and development employees, consulting fees for third-party developers, certain overhead costs, and depreciation of certain fixed assets. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely remain constant as a percentage of revenue as we develop and enhance new and existing services; however, the amount of expenditures that should be capitalized as software costs versus expensed as research and development could vary based on the specific projects we undertake.
General and Administrative Expense. General and administrative expense primarily consists of compensation expense (including stock-based compensation) for administrative employees, outside professional fees for accountants, lawyers, and consultants, certain overhead expenses, and depreciation of certain fixed assets. We expect that general and administrative expense will increase in absolute terms as we make investments to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of revenue over time.
Other
Interest Expense. Interest expense primarily consists of interest costs related to our term and revolving loans under our current credit facility and the amortization of deferred financing fees.
Other (Expense) Income. Other (expense) income consists of various expense and income items that are not part of our core business activities. For the year ended December 31, 2015, other (expense) income consists primarily of gains realized from the sale of marketable securities. We previously invested a total of $1.1 million in Castlight Health, Inc., or Castlight, a provider of cloud-based software that enables enterprises to control healthcare costs. This investment was initially recorded at cost. On March 14, 2014, an initial public offering, or IPO, of shares of Castlight’s Class B common stock was made available for sale on the New York Stock Exchange under the symbol “CSLT.” As a result of the IPO, we marked the shares we held to market based on quoted market prices. As of December 31, 2015, all shares held in Castlight had been sold.
Income Tax (Provision) Benefit. Income tax (provision) benefit relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory tax rate is mainly related to the amount of research and development credits we generate through the development of our new and enhanced services. We expect that in the near-term our effective tax rate will continue to be volatile due to the increase in research and development spend, as well as the recognition of excess tax benefits and tax deficiencies associated with adopting the new accounting guidance related to stock-based compensation, as we discuss in the next paragraph.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is permitted. We have evaluated ASU 2016-09 and believe that when we adopt this standard for January 1, 2017, our effective tax rate going forward will be impacted. Also, upon adoption, we will recognize our previously unrecognized excess tax benefits using the modified retrospective transition method, which will result in a cumulative-effect increase of $49.2 million to retained earnings and deferred tax assets. In addition, upon adoption, we no longer intend to calculate an estimate of expected forfeitures and will begin to recognize forfeitures as they occur, which will result in a cumulative-effect increase of $1.0 million to retained earnings with the offset to decrease additional paid-in capital.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We anticipate that this standard will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet. We intend to early adopt this standard effective January 1, 2018 using a modified retrospective approach.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, which was issued in March 2014 and has been codified with the Accounting Standards Codification as Topic 606, is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. We anticipate that this standard will have a material impact on our consolidated financial statements with respect to the capitalization of costs of commissions, upfront costs, and other contract acquisition-based and contract fulfillment costs on our consolidated balance sheets. We are continuing to assess all potential impacts of the standard, including the impact to the pattern with which we recognize revenue.

Results of Operations
Consolidated Results of Operations
The following table sets forth our consolidated results of operations as a percentage of total revenue for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Revenue:
Business services	96.7%	95.8%	94.5%
Implementation and other	3.3	4.2	5.5
Total revenue	100.0	100.0	100.0
Cost of revenue	49.3	50.0	49.0
Gross profit	50.7	50.0	51.0
Other Operating Expenses:
Selling and marketing	23.7	25.7	26.1
Research and development	12.4	12.0	11.0
General and administrative	12.2	12.8	13.7
Total other operating expenses	48.3	50.5	50.9
Operating income (loss)	2.5	(0.4)	0.1
Other (expense) income:
Interest expense	(0.5)	(0.6)	(0.6)
Other income (expense)	—	3.1	—
Total other (expense) income	(0.5)	2.5	(0.6)
Income (loss) before income tax (provision) benefit	1.9	2.0	(0.5)
Income tax (provision) benefit	—	(0.5)	0.1
Net income (loss)	1.9%	1.5%	(0.4)%

Percentages for each line item may not sum to the totals or subtotals for each fiscal year due to rounding.

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(in millions)
Business services revenue	$1,047.6	$886.1	$161.5	18%
Implementation and other revenue	35.3	38.6	(3.3)	(9)%
Total	$1,082.9	$924.7	$158.2	17%
Total revenue for the year ended December 31, 2016 increased due to an increase in business services revenue. The increase in business services revenue was primarily driven by the growth in the number of providers using our services. The increase in the number of providers was as follows:

	As of December 31,
	2016	2015	Change
	Number	Number	Number	Percent
athenaNet providers (a)	87,691	75,416	12,275	16%

(a)
As of December 31, 2016, we refined our definition of providers to include additional provider types such as behavioral interventionists and certified physician assistants. Under the new definition, there were 96,542 total providers as of December 31, 2016. We will utilize this new number and definition in future filings.

Also contributing to this increase was the growth in related collections on behalf of these providers. The amount of collections processed was as follows:

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(in millions)
Collections processed	$22,615.0	$18,829.0	$3,786.0	20%

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(in millions)
Cost of revenue	$533.5	$462.2	$71.3	15%
Cost of Revenue. Cost of revenue increased primarily due to compensation costs, which increased $33.4 million in the year ended December 31, 2016, as a result of a 22% increase in headcount from December 31, 2015. We increased headcount due to the increase in the number of providers added to the network and the expansion of our emerging services. In addition, amortization expense increased $13.3 million due to an increase in new software functionality that we placed in service, such as certain projects associated with athenaOne for Hospitals and Health Systems, in the year ended December 31, 2016. Finally, cost of revenue increased $6.7 million in the year ended December 31, 2016 due to our investment in various software subscriptions necessary to support our clients and our operations.

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(in millions)
Selling and marketing	$256.6	$237.3	$19.3	8%
Research and development	134.5	111.0	23.5	21%
General and administrative	131.7	118.3	13.4	11%
Total	$522.8	$466.6	$56.2	12%
Selling and Marketing Expense. Selling and marketing expense increased for the year ended December 31, 2016, primarily due to increases in compensation costs and consulting fees. The increase in compensation for the year ended December 31, 2016 was $9.9 million, and was largely due to a 15% increase in headcount that was partially offset by a lower increase in variable compensation from December 31, 2015. The increase in consulting fees for the year ended December 31, 2016 was $4.3 million. We hired additional sales personnel and utilized consultants to focus on adding new clients and increasing penetration within new and existing markets.

Research and Development Expense. Research and development expense increased for the year ended December 31, 2016 primarily due to compensation costs and allocated amortization expense. Compensation costs increased $10.2 million for the year ended December 31, 2016, primarily due to restructuring costs incurred for strategic re-alignment purposes during the three months ended December 31, 2016. In addition, research and development expense for the year ended December 31, 2016 was impacted by a $6.2 million increase in amortization expense related to capitalized software projects that were ultimately decided not to be placed in service.
General and Administrative Expense. General and administrative expense increased in the year ended December 31, 2016, primarily due to professional services fees and compensation costs. General and administrative expense was impacted by an increase of $5.8 million in professional service fees, which include legal and consulting fees. General and administrative expense was also impacted by a $3.7 million increase in facilities-related expenses for the year ended December 31, 2016, largely due to our growth.

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(in millions)
Other (expense) income	$(5.6)	$23.0	$(28.6)	(124)%
Other (Expense) Income. Other (expense) income primarily relates to interest expense for the year ended December 31, 2016 and gains realized from the sale of marketable securities during the year ended December 31, 2015.

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(in millions)
Income tax provision	$—	$(4.9)	$4.9	(100)%
Effective tax rate	0%	26%
Income Tax Provision. The difference in our effective tax rate for the year ended December 31, 2016, compared to the year ended December 31, 2015, is primarily due to the increase in our research and development tax credits.

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Business services revenue	$886.1	$711.2	$174.9	25%
Implementation and other revenue	38.6	41.4	(2.8)	(7)%
Total	$924.7	$752.6	$172.1	23%
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

Also contributing to this increase was the growth in related collections on behalf of these physicians and providers. The amount of collections posted was as follows:

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Collections processed	$18,829.0	$14,958.2	$3,870.8	26%

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Cost of revenue	$462.2	$368.7	$93.5	25%
Cost of Revenue. Cost of revenue increased primarily due to compensation costs, including stock-based compensation expense, which increased $37.5 million in the year ended December 31, 2015, as a result of a 28% increase in headcount from December 31, 2014. We increased headcount due to the increase in number of providers added to the network, as well as to start a go-live support team, during the year ended December 31, 2015. In addition, amortization expense increased $20.6 million in the year ended December 31, 2015 due to an increase in new functionality that we placed in service. Finally, costs associated with our business partner outsourcing and clearing house activities increased $14.2 million, as the number of claims that we processed on behalf of our clients increased during the year ended December 31, 2015. The total claims submitted on behalf of clients are as follows:

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Total claims submitted	144	116	28	24%

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Selling and marketing	$237.3	$196.8	$40.5	21%
Research and development	111.0	82.7	28.3	34%
General and administrative	118.3	103.4	14.9	14%
Other (income) expense	(23.0)	4.8	(27.8)	(579)%
Total	$443.6	$387.7	$55.9	14%
Selling and Marketing Expense. Selling and marketing expense increased for the year ended December 31, 2015, primarily due to increases in compensation costs and miscellaneous selling and marketing-related costs. The increase in compensation costs for the year ended December 31, 2015, was $25.0 million, and was largely due to a 15% increase in headcount from December 31, 2014. We hired additional sales personnel to focus on adding new clients and increasing penetration within new and existing markets. Additionally, other general selling and marketing-related costs increased $15.3 million (including increases in online media of $8.2 million and offline media of $2.2 million) for the year ended December 31, 2015.
Research and Development Expense. The increase in research and development expense was primarily due to higher compensation costs, including stock-based compensation expense, which increased $19.0 million for the year ended December 31, 2015, largely due to a 34% increase in headcount from December 31, 2014. The additional research and development personnel were necessary in order to maintain our investment in technology, to upgrade and expand our service offerings, and to develop new technologies.
General and Administrative Expense. General and administrative expense increased in the year ended December 31, 2015, primarily due to higher compensation costs, including stock-based compensation expense, and lease termination costs. Compensation costs increased $9.6 million for the year ended December 31, 2015, largely due to a 23% increase in headcount from December 31, 2014. Additionally, general and administrative expense increased $4.6 million in the year ended December 31, 2015 due to lease termination costs incurred as a result of our growth and evolving strategy. In the year ended December 31, 2015, income from governmental bodies increased $3.0 million, which offset general and administrative expense, due to our participation in incentive programs.

Other (Income) Expense. Other (income) expense increased due to gains realized from the sale of marketable securities during the year ended December 31, 2015.

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(in millions)
Income tax (provision) benefit	$(4.9)	$0.7	$(5.6)	(800)%
Effective tax rate	26%	19%
Income Tax (Provision) Benefit. The difference in our effective tax rate for the year ended December 31, 2015, compared to the year ended December 31, 2014, is primarily due to discrete items, specifically, the sale of marketable securities.

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $147.4 million compared to cash and cash equivalents of $141.9 million as of December 31, 2015. As of December 31, 2016, we have outstanding indebtedness of $292.5 million compared to $300.0 million as of December 31, 2015.
On May 5, 2015, we entered into an amended and restated credit agreement, which we refer to as the 2015 Credit Agreement, which provided for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility, which we refer to as the 2015 Senior Credit Facility. We had $200.0 million available on the unsecured revolving credit facility as of both December 31, 2016 and December 31, 2015.
The 2015 Senior Credit Facility may be used to refinance existing indebtedness and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage, consolidated leverage, and consolidated senior leverage ratios), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty. As of December 31, 2016, we were in compliance with our covenants under the 2015 Credit Agreement.
We believe our current sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, to invest in the development of functionality and new services, and to purchase property and equipment in the foreseeable future. In addition, our 2015 Senior Credit Facility will provide additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients, as well as the corresponding increase in billings and collections. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
Commitments
We enter into various purchase commitments with vendors in the normal course of business. We believe that our existing sources of liquidity will be adequate to fund these purchases during the 2017 fiscal year. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees.
Comparison of the Years Ended December 31, 2016 and 2015
Operating Cash Flow Activities
Net income after non-cash and reclassification adjustments contributed an additional $64.9 million to cash provided by operating activities during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in non-cash and reclassification adjustments was the result of a $24.7 million increase in depreciation and amortization during the year ended December 31, 2016 and a $28.7 million gain on the sale of marketable securities during the year ended December 31, 2015. The increase in net income after non-cash and reclassification adjustments was partially offset by a decrease in cash provided by working capital of $46.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily due to decreases in deferred revenue associated with implementations and in accrued compensation due to the timing of payments. In 2014, we began including implementation fees in our ongoing monthly rate as part of our go to market strategy, which resulted in a decrease in deferred revenue.
Investing Cash Flow Activities
Net cash used in investing activities decreased $24.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, as 2016 required less cash for acquired third party licenses and business acquisitions. During the year ended December 31, 2016, we acquired Filament Labs, Inc. (doing business as Patient IO) for $15.2 million (included in the payments on acquisitions, net of cash acquired line on the consolidated statements of cash flows). This activity contrasts with our acquisition of Razor Insights, LLC (included in the payments on acquisitions, net of cash acquired line on the consolidated statements of cash flows) and our purchase of WebOMR (a third party license included in the capitalized software costs line on the consolidated statements of cash flows) in the year ended December 31, 2015 for $39.9 million and $22.0 million, respectively. Net cash used in investing activities also decreased due to $29.8 million of cash provided from the sales of Castlight stock in the year ended December 31, 2015. In addition, net cash used for property, plant and equipment additions decreased $18.2 million in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher spend, particularly in building improvements, in the year ended December 31, 2015. We expect to continue to increase our investment in capitalized software costs as we develop new and enhance existing services.
Financing Cash Flow Activities
The variance in net cash (used in) provided by financing activities was $105.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to net proceeds received from the 2015 Senior Credit Facility in the year ended December 31, 2015.
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
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises due to the stock price, as well as the Company's current preference to issue restricted stock units instead of stock options.

Contractual Obligations
The following table summarizes our long-term contractual obligations and commitments as of December 31, 2016:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Long-term debt (1)	$292.5	$18.8	$48.7	$225.0	$—	$—
Operating lease obligations (2)	146.4	16.0	30.3	25.7	74.4	—
Purchase obligations	20.4	6.9	11.8	0.4	1.3	—
Other (3)	2.6	—	—	—	—	2.6
Total	$461.9	$41.7	$90.8	$251.1	$75.7	$2.6
(1) We have cash interest requirements due on the 2015 Senior Credit Facility payable at variable rates which are not included in the above table.
(2) We are party to agreements for non-cancelable operating leases for office space and data centers which expire between 2017 and 2030.
(3) “Other” consists of uncertain tax benefits. We have not recognized these uncertain tax benefits, nor do we have an expectation of when these uncertain tax benefits would be challenged. As of December 31, 2016, we cannot reasonably estimate when any future cash outlays would occur related to these uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the years ended December 31, 2016, 2015, and 2014, approximately 1-2% of our expenses occurred in our direct subsidiary in India, and were incurred in Indian rupees. We therefore do not believe that the risk of a significant impact on our operating income from foreign currency fluctuations is likely.
Interest Rate Risk. We had $292.5 million and $300.0 million of outstanding borrowings under our 2015 Senior Credit Facility at December 31, 2016 and 2015, respectively. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate, or LIBOR, plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of December 31, 2016 and December 31, 2015 would result in an annual change in interest expense of $2.9 million and $1.8 million, respectively.
During the year ended December 31, 2016, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. We designated our interest rate swap as a cash flow hedge and changes in the fair value of the interest rate swap were recognized in other comprehensive (loss) income. The interest rate swap expired in August 2016. As of December 31, 2016, we do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2016 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2016, our internal controls over financial reporting were effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2016.
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of athenahealth, Inc.
Watertown, Massachusetts

We have audited the internal control over financial reporting of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 2, 2017 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 2, 2017

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2017 Annual Meeting of Stockholders, which we refer to as the 2017 Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in our 2017 Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation.
The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

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
Karl A. Stubelis
Chief Financial Officer and Senior Vice President
Date: February 2, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bush	Chief Executive Officer, President, and Chairman (Principal Executive Officer)	February 2, 2017
Jonathan Bush

/s/ Karl A. Stubelis	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	February 2, 2017
Karl A. Stubelis

/s/ Amy Abernethy	Director	February 2, 2017
Amy Abernethy

/s/ Brandon H. Hull	Lead Director	February 2, 2017
Brandon H. Hull

/s/ Dev Ittycheria	Director	February 2, 2017
Dev Ittycheria

/s/ John A. Kane	Director	February 2, 2017
John A. Kane

/s/ Jacqueline B. Kosecoff	Director	February 2, 2017
Jacqueline B. Kosecoff

/s/ Ed Park	Director	February 2, 2017
Ed Park

/s/ David E. Robinson	Director	February 2, 2017
David E. Robinson

/s/ Thomas J. Szkutak	Director	February 2, 2017
Thomas J. Szkutak

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Echo Merger Sub, Inc., and Epocrates, Inc., dated January 7, 2013	8-K	001-33689	January 7, 2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-143998	September 11, 2007

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-143998	September 11, 2007

4.1	Specimen Certificate evidencing shares of common stock	S-1	333-143998	August 3, 2007

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-143998	September 6, 2007

†10.2	athenahealth, Inc. 2000 Stock Option and Incentive Plan, as amended, and form of agreements	S-1	333-143998	July 13, 2007

†10.3	athenahealth, Inc. 2007 Stock Option and Incentive Plan, as amended, and form of agreements	10-Q	001-33689	October 18, 2013

†10.4	athenahealth, Inc. 2007 Employee Stock Purchase Plan, as amended	10-Q	001-33689	October 19, 2012

†10.5	Epocrates, Inc. 2010 Equity Incentive Plan, as amended, and form of agreements	10-Q	001-33689	July 18, 2014

†10.6	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended	S-1	333-143998	July 13, 2007

†10.7	Employment Agreement by and between the Registrant and Stephen Kahane, dated February 18, 2011	10-Q	001-33689	April 29, 2011

†10.8	Employment Agreement by and between the Registrant and Karl Stubelis, dated May 19, 2016	8-K	001-33689	May 19, 2016

†10.9	Employment Agreement by and between the Registrant and Ed Park, dated July 1, 2010	10-Q	001-33689	October 22, 2010

†10.10	Employment Agreement by and between the Registrant and Kyle Armbrester, dated January 9, 2012	10-Q	001-33689	October 22, 2015

†10.11	Separation Agreement by and between the Registrant and Kristi Matus, dated May 31, 2016	10-Q	001-33689	July 21, 2016

†10.12	athenahealth, Inc. Executive Incentive Plan, adopted March 29, 2013	8-K	001-33689	April 4, 2013

10.13	Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated June 24, 2013	10-Q	001-33689	July 19, 2013

10.14	Amendment No. 1 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated April 23, 2014	10-Q	001-33689	July 18, 2014

10.15	Amendment No. 2 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated August 18, 2014	10-Q	001-33689	October 17, 2014

10.16	Amendment No. 3 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated February 27, 2015	10-K	001-33689	February 4, 2016

10.17	Amendment No. 4 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated July 27, 2015	10-K	001-33689	February 4, 2016

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date
10.18	Purchase and Sale Agreement by and between the Registrant and the President and Fellows of Harvard College, dated December 5, 2012	10-K	001-33689	February 11, 2013

10.19	First Amendment to Purchase and Sale Agreement by and between athenahealth, Inc. and President and Fellows of Harvard College, dated March 12, 2013	8-K	001-33689	March 18, 2013

10.20
Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the other lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and TD Securities (USA) LLC as Joint Lead Arrangers and Joint Book Managers, dated May 10, 2013, and exhibits and schedules thereunder
		10-Q	001-33689	July 19, 2013

10.21	First Amendment to Credit Agreement among the Registrant, Bank of America, N.A., as Administrative Agent, dated December 18, 2014	8-K	001-33689	December 24, 2014

10.22
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
		10-Q	001-33689	July 23, 2015

10.23	Seaholm Triple Net Lease, effective as of January 31, 2014	10-Q	001-33689	April 18, 2014

10.24	First Amendment to Lease by and between the Registrant and Seaholm L/R, LLC, dated May 12, 2015	10-Q	001-33689	July 23, 2015

#10.25*	Services Agreement by and between the Registrant and Access Healthcare Services USA, LLC, dated July 31, 2013

10.26*	Construction Management Agreement by and between Athena Arsenal, LLC, a subsidiary of the Registrant, and C.E. Floyd Company, Inc., dated December 5, 2016

†10.27*	Director Compensation Plan of the Registrant, effective as of January 1, 2017

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial and Administrative Officer

32.1*	Certifications of Chief Executive Officer and Chief Financial and Administrative Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101
XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to consolidated financial statements.

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

*	Furnished or filed herewith.

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
athenahealth, Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of athenahealth, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of athenahealth, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 2, 2017

athenahealth, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$147.4	$141.9
Accounts receivable, net	161.6	148.2
Prepaid expenses and other current assets	34.2	30.2
Total current assets	343.2	320.3
Property and equipment, net	347.7	321.5
Capitalized software costs, net	125.8	107.5
Purchased intangible assets, net	112.1	126.2
Goodwill	240.7	229.2
Deferred tax asset, net	2.2	—
Investments and other assets	17.5	14.0
Total assets	$1,189.2	$1,118.7
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$9.5	$10.8
Accrued compensation	89.7	88.1
Accrued expenses	51.7	51.4
Long-term debt	18.3	10.8
Deferred revenue	28.7	32.6
Total current liabilities	197.9	193.7
Deferred rent, net of current portion	30.8	31.1
Long-term debt, net of current portion	272.8	287.4
Deferred revenue, net of current portion	48.4	55.9
Deferred tax liability, net	—	1.3
Other long-term liabilities	6.0	6.0
Total liabilities	555.9	575.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5.0 shares authorized; no shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value: 125.0 shares authorized; 40.8 shares issued and 39.5 shares outstanding at December 31, 2016; 40.2 shares issued and 38.9 shares outstanding at December 31, 2015	0.4	0.4
Additional paid-in capital	591.5	522.4
Treasury stock, at cost, 1.3 shares	(1.2)	(1.2)
Accumulated other comprehensive loss	(0.9)	(0.8)
Retained earnings	43.5	22.5
Total stockholders’ equity	633.3	543.3
Total liabilities and stockholders’ equity	$1,189.2	$1,118.7
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Business services	$1,047.6	$886.1	$711.2
Implementation and other	35.3	38.6	41.4
Total revenue	1,082.9	924.7	752.6
Cost of revenue	533.5	462.2	368.7
Gross profit	549.4	462.5	383.9
Other Operating Expenses:
Selling and marketing	256.6	237.3	196.8
Research and development	134.5	111.0	82.7
General and administrative	131.7	118.3	103.4
Total other operating expenses	522.8	466.6	382.9
Operating income (loss)	26.6	(4.1)	1.0
Other (expense) income:
Interest expense	(5.9)	(5.7)	(4.7)
Other income (expense)	0.3	28.7	(0.1)
Total other (expense) income	(5.6)	23.0	(4.8)
Income (loss) before income tax (provision) benefit	21.0	18.9	(3.8)
Income tax (provision) benefit	—	(4.9)	0.7
Net income (loss)	$21.0	$14.0	$(3.1)
Net income (loss) per share – Basic	$0.53	$0.36	$(0.08)
Net income (loss) per share – Diluted	$0.52	$0.35	$(0.08)
Weighted average shares used in computing net income (loss) per share:
Basic	39.3	38.6	37.9
Diluted	40.1	39.6	37.9

The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$21.0	$14.0	$(3.1)
Other comprehensive (loss) income
Unrealized (loss) gain on securities, net of tax of $3.5 and $15.0 for the years ended December 31, 2015 and 2014, respectively	—	(7.7)	24.8
Reclassification adjustments for gains on sales of marketable securities included in net income, net of tax of $11.5 for the year ended December 31, 2015	—	(17.1)	—
Unrealized gain on change in fair value of interest rate swap, net of tax	0.1	—	0.1
Foreign currency translation adjustment	(0.2)	(0.2)	(0.3)
Total other comprehensive (loss) income	(0.1)	(25.0)	24.6
Comprehensive income (loss)	$20.9	$(11.0)	$21.5
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
BALANCE – January 1, 2014	38.6	$0.4	$380.9	(1.3)	$(1.2)	$(0.4)	$11.6	$391.3
Stock-based compensation			60.3					60.3
Stock options exercised and restricted stock units vested, net	0.8	—	(12.4)					(12.4)
Common stock issued under employee stock purchase plan	—	—	4.6					4.6
Tax benefit realized from stock-based awards			9.8					9.8
Net loss							(3.1)	(3.1)
Other comprehensive income						24.6		24.6
BALANCE – December 31, 2014	39.4	$0.4	$443.2	(1.3)	$(1.2)	$24.2	$8.5	$475.1
Stock-based compensation			71.4					71.4
Stock options exercised and restricted stock units vested, net	0.7	—	(5.0)					(5.0)
Common stock issued under employee stock purchase plan	0.1	—	5.6					5.6
Tax benefit realized from stock-based awards			7.2					7.2
Net income							14.0	14.0
Other comprehensive loss						(25.0)		(25.0)
BALANCE – December 31, 2015	40.2	$0.4	$522.4	(1.3)	$(1.2)	$(0.8)	$22.5	$543.3
Stock-based compensation			68.7					68.7
Stock options exercised and restricted stock units vested, net	0.5	—	(10.2)					(10.2)
Common stock issued under employee stock purchase plan	0.1	—	6.8					6.8
Tax benefit realized from stock-based awards			3.8					3.8
Net income							21.0	21.0
Other comprehensive loss						(0.1)		(0.1)
BALANCE – December 31, 2016	40.8	$0.4	$591.5	(1.3)	$(1.2)	$(0.9)	$43.5	$633.3

The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21.0	$14.0	$(3.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142.7	118.0	93.8
Excess tax benefit from stock-based awards	(9.0)	(12.9)	(10.1)
Deferred income tax	(9.9)	(8.5)	(11.7)
Stock-based compensation expense	66.5	64.1	55.6
Gain on sale of marketable securities	—	(28.7)	—
Other reconciling adjustments	(0.3)	0.1	(0.1)
Changes in operating assets and liabilities:
Accounts receivable, net	(13.5)	(25.3)	(34.4)
Prepaid expenses and other current assets	5.1	4.2	4.3
Other long-term assets	(4.3)	(2.7)	0.6
Accounts payable	(4.8)	2.8	2.5
Accrued expenses and other long-term liabilities	(0.9)	8.2	10.1
Accrued compensation	1.0	17.2	26.3
Deferred revenue	(11.4)	3.2	3.2
Deferred rent	0.4	10.1	12.1
Net cash provided by operating activities	182.6	163.8	149.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(89.5)	(97.8)	(53.5)
Purchases of property and equipment	(69.0)	(87.2)	(76.1)
Proceeds from sales and maturities of investments	—	29.8	—
Payments on acquisitions, net of cash acquired	(16.9)	(39.9)	—
Other investing activities	0.5	(4.0)	2.3
Net cash used in investing activities	(174.9)	(199.1)	(127.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	16.2	22.1	21.0
Taxes paid related to net share settlement of stock awards	(19.6)	(21.4)	(28.9)
Excess tax benefit from stock-based awards	9.0	12.9	10.1
Proceeds from long-term debt	—	300.0	—
Proceeds from line of credit	—	60.0	—
Payments on line of credit	—	(95.0)	—
Payments on long-term debt	(7.5)	(173.8)	(15.0)
Other financing activities	(0.1)	—	—
Debt issuance costs	—	(1.0)	—
Net cash (used in) provided by financing activities	(2.0)	103.8	(12.8)
Effects of exchange rate changes on cash and cash equivalents	(0.2)	(0.4)	(0.2)
Net increase in cash and cash equivalents	5.5	68.1	8.8
Cash and cash equivalents at beginning of period	141.9	73.8	65.0
Cash and cash equivalents at end of period	$147.4	$141.9	$73.8
Non-cash transactions
Property, equipment, and purchased software recorded in accounts payable and accrued expenses	$17.5	$12.5	$12.0
Non-cash leasehold improvements	$—	$2.3	$5.9

Additional disclosures
Cash paid for interest, net	$4.6	$5.7	$4.5
Cash paid (refunded) for taxes	$0.3	$0.6	$1.9
The accompanying notes are an integral part of these consolidated financial statements.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General – athenahealth, Inc. (“athenahealth,” the “Company,” “we,” or “our”) partners with hospital and ambulatory clients to drive clinical and financial results. We offer network-based medical record, revenue cycle, patient engagement, care coordination, and population health services, as well as Epocrates® and other point-of-care mobile applications. Our network provides clients better insight across their own organization as well as the ability to learn from the experience of every other provider on the network. Through our model, we infuse the knowledge clients need to thrive in a changing industry directly into their workflow, from clinical guidelines to payer rules. We take on back office work at scale so providers can focus on patients, not paperwork. Our clients largely consist of medical group practices ranging in size throughout the United States of America.
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
Presentation – During 2016, we adopted a change in presentation on our consolidated statements of income in order to present a gross profit line and allocate certain overhead expenses, the presentation of which is consistent with our peers. Under the new presentation, we began allocating overhead expenses, depreciation, and amortization of capitalized software. In addition, in 2016, we changed the rounding of our financial statements from thousands to millions. Prior periods have been revised to reflect this change in presentation.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, including the expected client life; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock-based compensation; (5) fair value of identifiable purchased tangible and intangible assets in a business combination; (6) determination of the reporting unit(s) for goodwill impairment testing; (7) litigation reserves; and (8) capitalized software costs. Actual results could significantly differ from those estimates.
Segment Reporting – Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, which we refer to as the CODM, or decision-making group in assessing performance and making decisions regarding resource allocation. We use consolidated financial information in determining how to allocate resources and assess performance, and have determined that we operate in one segment. The CODM, our Chief Executive Officer, uses non-GAAP adjusted operating income (defined as the sum of GAAP net income (loss) before (provision for) benefit from income taxes; total other (expense) income; stock-based compensation expense; amortization of capitalized stock-based compensation related to software development; amortization of purchased intangible assets; integration and transaction costs; and exit costs, including restructuring costs) as the measure of our profit on a regular basis.
Revenue Recognition – We recognize revenue when there is evidence of an arrangement, the service has been provided to the client, the collection of the fees is reasonably assured, and the amount of fees to be paid by the client is fixed or determinable.
We derive our revenue from two sources: business services, and implementation and other services. Business services primarily consists of revenue from our network-enabled billing and practice management service; EHR service; patient engagement and communication service; order transmission and care coordination service; and population health service, as well as clinical decision support through Epocrates and other point-of-care mobile applications.
Our clients typically purchase one-year service contracts for our integrated, network-enabled services that renew automatically. In most cases, our clients may terminate their agreements with 90 days' notice without cause. We typically retain the right to terminate client agreements in the same timeframe. Our clients are billed monthly, in arrears, based either upon a percentage of collections posted to athenaNet, minimum fees, flat fees, or per-claim fees. We do not recognize revenue for athenahealth-branded business services fees until client collections are posted, as the services fees are not fixed or determinable athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

until such time. Unbilled amounts that have been earned are accrued and recorded as revenue and are included in our accounts receivable balances.
Members enter into subscriptions to the Epocrates point-of-care medical application via an internal or third-party digital distribution platform or through a redeemable subscription code which expires within six to 12 months of issuance. Basic subscriptions are free and do not expire. Premium subscription fees are assessed on the length of the subscription period, which is typically one year. Payment occurs at the time of order, which is in advance of the services being performed, and such amounts are recorded as deferred revenue. Premium subscriptions are recognized ratably over the contracted term of delivery, which begins upon activation of the subscription through expiration of the term and is typically one year. If a subscription code expires before it is redeemed, revenue is recognized upon expiration.
Sponsored clinical information and decision support service clients are charged a fee for the service or group of services to be provided and are typically billed a portion of the contracted fee upon signing of the agreement with the balance billed upon one or more future milestones. Each service deliverable within these multiple element arrangements is accounted for as a separate unit if the delivered item or items have value to the client on a stand-alone basis. This is the only criteria we need to assess because our revenue arrangements do not include a general right of return, as we deliver services and not products. We consider a deliverable to have stand-alone value if we sell this item separately, if the item is sold by another vendor, or could be resold by the client. We allocate arrangement consideration to each deliverable using our best estimate of selling price, or BESP, if we do not have vendor specific objective evidence of the selling price, or VSOE, or third-party evidence of selling price, or TPE, of fair value. As a result, any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative selling price of each element.
Multiple element arrangements require judgments as to how to allocate the arrangement consideration to each deliverable. Due to the specific nature of these agreements, the highly-customized offerings, and the variability in the amount of discount offered for individual services across multiple contracts, we have not been able to conclude that a consistent number of stand-alone sales of a deliverable have been priced within a reasonably narrow range in order to assert that we have established VSOE. Due to the fact that our services differ significantly from that of our peers and contain a significant level of customization, and the comparable pricing of products with similar functionality cannot be obtained, we are also currently unable to determine TPE. We therefore use BESP to establish the relative selling price of our individual deliverables and allocate total consideration to each element in the arrangement. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. We determine BESP for a service by considering multiple factors including an analysis of recent stand-alone sales of that service, market conditions, competitive landscape, and pricing practices.
Implementation and other services revenue primarily consists of the amortization of deferred revenue on implementation services. Prior to 2014, all of these fees were billed upfront and recorded as deferred revenue until the implementation was complete, and then, as the service did not have stand-alone value, it was recognized ratably over the longer of the life of the agreement or the expected client life, which is currently estimated to be 12 years. We evaluate the length of the amortization period of the implementation fees based on our experience with client contract renewals and consideration of the period over which those clients will receive benefits from our current portfolio of services.
During 2014, we began to sell go-live and training support services separate from the required implementation services. Go-live and training support services can be purchased by the client from us or third-party vendors, and therefore, have stand-alone value and are recognized upon delivery of service. When we made this change, we began to include the fees associated with the required implementation services in our ongoing monthly rate; therefore, they are being recognized ratably over the client life. Previously deferred revenue balances related to implementation services that were billed upfront and did not have stand-alone value will continue to be amortized over those remaining client lives.
Certain expenses related to the implementation, go-live and training of a client, such as out-of-pocket travel, are typically reimbursed by the client. This is accounted for as both revenue and expense in the period the cost is incurred.
Research and Development Expense – Research and development expense consists primarily of compensation expense (including stock-based compensation) for research and development employees and consulting fees for third-party developers. All such costs are expensed as incurred, except for certain internal use software costs, which may be capitalized (refer to Note 6 – Capitalized Software Costs). Research and development expense also includes allocated amounts for overhead, depreciation, and amortization.
Stock-Based Compensation – We account for share-based awards, including shares issued under employee stock purchase plans; stock options; and restricted stock units with compensation cost measured using the fair value of the awards issued. We athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

use the Black-Scholes option pricing model to value share-based awards and determine the related compensation expense. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates. We generally issue previously unissued shares for the exercise of stock options; however, we may reissue previously acquired treasury shares to satisfy these awards in the future.

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
Advertising Expenses – Advertising expenses are expensed as incurred and are included in selling and marketing expense in the Consolidated Statements of Income. Advertising expense totaled $30.6 million, $28.1 million, and $15.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Cash and Cash Equivalents – We consider all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents.
Investments – Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Our convertible notes receivable from privately-held companies are accounted for as available-for-sale investments which are carried at cost, which we believe approximates fair value. Upon conversion, if any, we assess whether such equity investments should be accounted for on a cost basis or equity method, depending on whether we believe we have significant influence over the investee, the type of equity held and the level of equity interest held in the investee. Marketable securities, if any, are also accounted for as available-for-sale investments and recorded at fair value. Unrealized holding gains and losses on available-for-sale investments are included in accumulated other comprehensive (loss) income. The Company determines realized gains and losses based on the specific identification method. Management monitors and assesses individual investments for other-than-temporary impairment on a quarterly basis.
We had no available-for-sale equity securities as of December 31, 2016 and December 31, 2015.
Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, investments, derivatives, notes receivable, and accounts receivable. We attempt to limit our credit risk associated with cash equivalents and investments by investing and/or depositing in highly-rated corporate and financial institutions, and engaging with highly-rated financial institutions as counterparties to our derivative transactions. With respect to client accounts receivable, we manage our credit risk by performing ongoing credit evaluations of our clients. No single client accounted for a significant amount of revenues for the years ended December 31, 2016, 2015, and 2014. No single client accounted for a significant portion of accounts receivable as of December 31, 2016 and 2015.
Accounts Receivable – Accounts receivable represents unbilled amounts and amounts due from clients for business services. Accounts receivable are stated net of an allowance for uncollectible accounts, which is determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses.
Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$0.7	$0.6	$1.7
Provision	0.7	0.6	(0.8)
Write-offs	(0.8)	(0.5)	(0.3)
Ending balance	$0.6	$0.7	$0.6
Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist of the following:

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

	Years Ended December 31,
	2016	2015
Other prepaid expenses	$13.4	$10.3
Other receivables	10.6	12.3
Prepaid maintenance and support	10.2	7.6
Prepaid expenses and other current assets	$34.2	$30.2
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
Capitalized Software Costs – We capitalize certain costs related to the development of athenaNet services and other internal-use software. Costs incurred during the application development phase are capitalized only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the application development phase include employee wages and stock-based compensation expense, as well as consulting fees for third-party developers working on these projects. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. The estimated useful lives of the software is two to five years (refer to Note 6 – Capitalized Software Costs).
Long-Lived Assets – Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as compared with the asset carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. No impairment losses have been recognized.
Goodwill – Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We evaluate the carrying value of our goodwill annually on November 30. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairments have been recognized.
Purchased Intangible Assets – Most of our purchased intangible assets were acquired in connection with business acquisitions, and are amortized over their estimated useful lives based on the pattern of economic benefit expected from each asset. We concluded for certain purchased intangible assets that the pattern of economic benefit approximated the straight-line athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

method, and therefore, the use of the straight-line method was appropriate, as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no degradation of the cash flows over time.
Accrued expenses and accrued compensation – Accrued expenses consist of the following:

	As of December 31,
	2016	2015
Accrued bonus	$53.4	$59.0
Accrued vacation	11.2	9.8
Accrued payroll	14.8	9.4
Accrued commissions	10.3	9.9
Accrued compensation expenses	$89.7	$88.1
General operations accrued liabilities	$41.1	$42.6
Accrued property and equipment additions	10.6	8.8
Accrued expenses	$51.7	$51.4
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
Exit Costs, Including Restructuring Costs – Exit costs, including restructuring costs, represent costs related to workforce reductions and to terminate certain lease or other contractual agreements for strategic re-alignment purposes. During the years ended December 31, 2016 and 2015, the costs related to workforce reductions are primarily included in research and development expenses. During the years ended December 31, 2016 and 2015, the costs related to termination of leases and contractual agreements and are primarily included in general and administrative expenses.
The activity related to the exit cost accrual during the years ended December 31, 2016 and 2015 consist of the following:

	Workforce Reductions	Termination of Leases and Contractual Agreements	Total
Accrual at December 31, 2014	$—	$—	$—
Additions	1.1	4.6	5.7
Cash Payments	(0.3)	(4.4)	(4.7)
Accrual at December 31, 2015	$0.8	$0.2	$1.0
Additions	7.3	4.0	11.3
Cash Payments	(5.0)	(4.2)	(9.2)
Accrual at December 31, 2016	$3.1	$—	$3.1
Deferred Revenue – Deferred revenue primarily consists of billings or payments received in advance of the revenue recognition criteria being met. Deferred revenue primarily includes amounts associated with multiple element arrangements associated with sponsored clinical information and decision support services which are recognized based upon contractual deliverables and pre-2014 implementation services fees which continue to be recognized as revenue ratably over the longer of the life of the agreement or the expected client life, which is currently estimated to be 12 years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current.
Preferred Stock – Our Board of Directors has the authority, without further action by stockholders, to issue up to 5 million shares of preferred stock in one or more series. Our Board of Directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2016 and 2015, no shares of preferred stock were outstanding.
Common Stock – Common stockholders are entitled to one vote per share and dividends, when declared by the Board of Directors, subject to any preferential rights of preferred stockholders.
Business Combinations – We apply business combination accounting when we acquire a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded in general and administrative expenses; non-controlling interests, if any, are reflected at fair value at the acquisition date; in-process research and development, if any, is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management’s estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses’ operations are included in the Consolidated Statements of Income of the combined entity beginning on the date of acquisition. We have applied this acquisition method to the transactions described in Note 2 – Business Combinations.
Related Party Transaction – We have a long-term investment in a vendor. The total expense related to this vendor for the years ended December 31, 2016, 2015, and 2014 was $41.1 million, $23.6 million, and $11.3 million, respectively, and the total amount payable related to this vendor at December 31, 2016 and 2015 was $4.6 million and $2.3 million, respectively.
Our Chief Executive Officer periodically charters our company aircraft for personal use. The total amount of revenue associated with his plane usage was $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.
Income Taxes – Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect at the time of their reversal. Any change in an enacted tax rate would result in a charge or credit to the income tax provision. A valuation allowance is established to reduce net deferred tax assets if, based on the available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial results.
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Our income tax positions must meet a more-likely-than-not recognition threshold at the balance sheet date to be recognized in the related period. We record interest and penalties related to unrecognized tax benefits in income tax expense.
Sales and Use Taxes – Our services are subject to sales and use taxes in certain jurisdictions. Our contractual agreements with clients provide that payment of any sales or use tax assessments is the responsibility of the client. In certain jurisdictions, sales taxes are collected from the client and remitted to the respective agencies. These taxes are recorded on a net basis and excluded from revenue and expense in our financial statements as presented.
Incentives Received from Governmental Bodies – From time to time, we receive incentives from various government agencies and programs. We account for the portion of the credits that are expected to be used as grants by reducing general and administrative expense. Credits which are expected to be used to reduce general and administrative expense are recognized when the requirements to earn the credits have been met. We recognized $3.8 million, $4.1 million, and $1.2 million from our participation in incentive programs during the years ended December 31, 2016, 2015, and 2014, respectively.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

Foreign Currency Translation – The financial position and results of operations of our foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded within other comprehensive income (loss).
Employee Benefit Plan – We sponsor a 401(k) retirement savings plan, which we refer to as the 401(k) Plan, under which eligible employees may contribute, on a pre-tax basis, specified percentages of their compensation, subject to maximum aggregate annual contributions imposed by the Internal Revenue Code of 1986. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and non-forfeitable. We may make a discretionary contribution in any year, subject to authorization by our Board of Directors. During the years ended December 31, 2016, 2015, and 2014, our contributions to the 401(k) Plan were $11.3 million, $5.3 million, and $4.5 million, respectively.
New Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is permitted. We have evaluated ASU 2016-09 and believe that when we adopt this standard for January 1, 2017, our effective tax rate going forward will be impacted. Also, upon adoption, we will recognize our previously unrecognized excess tax benefits using the modified retrospective transition method, which will result in a cumulative-effect increase of $49.2 million to retained earnings and deferred tax assets. In addition, upon adoption, we no longer intend to calculate an estimate of expected forfeitures and will begin to recognize forfeitures as they occur, which will result in a cumulative-effect increase of $1.0 million to retained earnings with the offset to decrease additional paid-in capital.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We anticipate that this standard will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet. We intend to early adopt this standard effective January 1, 2018 using a modified retrospective approach.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, which was issued in March 2014 and has been codified with the Accounting Standards Codification as Topic 606, is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. We anticipate that this standard will have a material impact on our consolidated financial statements with respect to the capitalization of costs of commissions, upfront costs, and other contract acquisition-based and contract fulfillment costs on our consolidated balance sheets. We are continuing to assess all potential impacts of the standard, including the impact to the pattern with which we recognize revenue.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

2. BUSINESS COMBINATIONS
Patient IO
On August 25, 2016, we acquired Filament Labs, Inc. (doing business as Patient IO), an Austin-based care coordination platform used by providers to engage patients and caregivers outside the four walls of the clinic. Prior to this acquisition, our wholly-owned subsidiary, MDP Accelerator, LLC, held shares of Series A Preferred Stock of Patient IO. We acquired Patient IO to strengthen our ability to partner with providers as they deliver value-based care. We anticipate this acquisition will accelerate our movement toward becoming a trusted resource and partner to the patient.
The purchase price of Patient IO was $15.2 million, net of cash acquired. The purchase price excludes $9.6 million to be earned by key employees of Patient IO based upon continued employment, which is accounted for as compensation expense and will be recognized in the consolidated statements of income over the requisite service period. The fair value of net assets acquired included purchased intangible assets of $5.3 million related to technology acquired and $0.6 million related to customer relationships. The $10.7 million excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. As part of this acquisition, we remeasured our existing 10.1% preferred stock investment at fair value which resulted in a $0.8 million gain recognized in earnings as a benefit to general and administrative expense during the year ended December 31, 2016. The gain was calculated by utilizing the purchase price of the acquisition.
We believe that we have a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items, such as the working capital adjustments to the purchase price, are subject to change as additional information is received about facts and circumstances that existed at the date of acquisition. Thus, the provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Arsenal Health
On April 11, 2016, we acquired Arsenal Health, formerly known as Smart Scheduling, Inc., for $1.7 million. We purchased Arsenal Health in order to add its schedule optimization functionality to our athenaCoordinator offering. We expect this acquisition to accelerate our capabilities in machine learning and predictive analytics. The fair value of the purchased intangible assets related to technology acquired was $0.9 million. The $0.8 million excess of purchase consideration over the fair value of the purchased intangible assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. In conjunction with this acquisition, Smart Scheduling, Inc. settled the convertible note receivable and related interest from our More Disruption Please, or MDP, Accelerator Program, which represented a total fair value of $0.3 million.
RazorInsights
On January 13, 2015, we acquired Razor Insights, LLC, or RazorInsights, for $39.9 million in cash after net working capital adjustments. We acquired RazorInsights for the assembled workforce, technology, customer base, and to accelerate our entry into the inpatient market. The fair value of net assets acquired, after measurement period adjustments totaling $1.0 million, was $8.9 million, including purchased intangible assets of $7.0 million related to technology acquired and $4.0 million related to customer relationships. The $31.1 million excess of purchase consideration over the fair value of net assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes.
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
The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated:

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$21.0	$14.0	$(3.1)
Weighted average shares used in computing basic net income (loss) per share	39.3	38.6	37.9
Net income (loss) per share – Basic	$0.53	$0.36	$(0.08)
Net income (loss)	$21.0	$14.0	$(3.1)
Weighted average shares used in computing basic net income (loss) per share	39.3	38.6	37.9
Effect of dilutive securities	0.8	1.0	—
Weighted average shares used in computing diluted net income (loss) per share	40.1	39.6	37.9
Net income (loss) per share – Diluted	$0.52	$0.35	$(0.08)
The computation of diluted net income per share does not include 0.4 million and 0.7 million shares for the years ended December 31, 2016 and December 31, 2015, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2016 and 2015, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities. Derivatives are carried at fair value, as determined using standard valuation models, and adjusted when necessary for credit risk. Refer to Note 9 – Debt for additional information.
Our MDP Accelerator program is designed to cultivate heath care information technology start-ups and expand services offered to our provider network. MDP Accelerator portfolio investments as of December 31, 2016 and 2015 are typically made in the form of convertible notes receivable or cost method investments, which are included in investments and other assets on our Consolidated Balance Sheets. At September 30, 2016, we evaluated performance risk and fully impaired one of the convertible notes receivable. As there is no indication of performance risk related to the remaining notes receivable as of December 31, 2016, we estimate that the fair value of the notes receivable approximates cost, based on inputs including the original transaction prices, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows (Level 3).
As of December 31, 2016, we had $292.5 million outstanding on our term loan facility and we had not drawn on our revolving credit facility under the 2015 Credit Agreement (see Note 9 – Debt). As of December 31, 2015, we had $300.0 million outstanding on our term loan facility and nothing outstanding on our revolving credit facility. The credit facility carries a variable interest rate set at current market rates, and as such, the carrying value approximates fair values.
During the years ended December 31, 2016 and 2015, we utilized an interest rate swap to manage exposure to interest rates on the variable rate of our indebtedness. We designated our interest rate swap as a cash flow hedge, and changes in the fair value of the interest rate swap were recognized, net of taxes, in other comprehensive income (loss) until the hedged items are recognized in earnings. For the years ended December 31, 2016 and 2015, no amount was recognized in earnings related to our interest rate swap. There was no ineffectiveness associated with the interest rate swap, nor was any amount excluded from ineffectiveness testing, during the years ended December 31, 2016 and 2015. The interest rate swap expired in August 2016. As of December 31, 2016, we do not engage in any interest rate hedging activity. We do not enter into derivatives for trading or speculative purposes.
The estimated fair value of our interest rate swap agreement with a certain financial institution at December 31, 2015 was a liability of $0.2 million based on inputs other than quoted prices that were observable for the interest rate swap. Inputs included present value of fixed and projected floating rate cash flows over term of the swap contract.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of December 31, 2016, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$15.0	$—	$—	$15.0
Debt Securities:
MDP Accelerator portfolio	$—	$—	$0.5	$0.5
Total assets	$15.0	$—	$0.5	$15.5

	Fair Value Measurements as of December 31, 2015, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$10.0	$—	$—	$10.0
Debt Securities:
MDP Accelerator portfolio	$—	$—	$1.3	$1.3
Total assets	$10.0	$—	$1.3	$11.3
Interest rate swap liability (a)	$—	$(0.2)	$—	$(0.2)
Total liabilities	$—	$(0.2)	$—	$(0.2)

(a)	Recorded in accrued expenses on the Consolidated Balance Sheet.
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the years ended December 31, 2016 and 2015:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance, beginning of period	$1.3	$0.8
Additions	0.3	0.8
Conversion	(0.3)	(0.3)
Settlement	(0.3)	—
Impairment	(0.5)	—
Balance, end of period	$0.5	$1.3

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Years Ended December 31,
	2016	2015
Equipment	$141.4	$113.2
Furniture and fixtures	32.0	25.1
Leasehold improvements	34.4	32.5
Aircraft	15.6	15.1
Building	131.7	131.7
Building improvements	95.4	81.2
Land	23.1	23.1
Land improvements	6.5	5.9
Total property and equipment, at cost	480.1	427.8
Accumulated depreciation	(155.9)	(116.0)
Construction in progress	23.5	9.7
Property and equipment, net	$347.7	$321.5
Depreciation expense on property and equipment was $47.9 million, $40.1 million, and $31.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
6. CAPITALIZED SOFTWARE COSTS
Capitalized software consisted of the following:

	Years ended December 31,
	2016	2015
Capitalized internal-use software development costs	$122.7	$114.5
Acquired third-party software licenses for internal use	47.5	25.7
Total gross capitalized software for internal-use	170.2	140.2
Accumulated amortization	(82.9)	(61.6)
Capitalized internal-use software in process	38.5	28.9
Total capitalized software costs	$125.8	$107.5

Capitalized software amortization expense totaled $73.5 million, $53.4 million, and $33.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Future amortization expense for all capitalized software placed in service as of December 31, 2016 is estimated to be:

Year ending December 31,	Amount
2017	$47.6
2018	20.3
2019	8.1
2020	7.5
2021	3.8

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table summarizes the activity related to the carrying value of our goodwill during the years ended December 31, 2016 and 2015:

Gross balance as of January 1, 2015	$198.1
Goodwill recorded in connection with the acquisition of Razor Insights, LLC	31.1
Gross balance as of December 31, 2015	$229.2
Goodwill recorded in connection with the acquisition of Arsenal Health	0.8
Goodwill recorded in connection with the acquisition of Filament Labs, Inc.	10.7
Gross balance as of December 31, 2016	$240.7

Purchased Intangible Assets

Finite-lived intangible assets acquired as of December 31, 2016 and 2015 are as follows:

	December 31, 2016
	Gross	Accumulated Amortization	Net
Developed technology	$6.2	$(0.7)	$5.5
Customer relationships	26.0	(14.7)	11.3
Doctor network	104.0	(23.2)	80.8
Drug information content	10.0	(7.6)	2.4
Trade name	11.6	(4.4)	7.2
Trademark	0.1	—	0.1
Above market leases	0.2	(0.1)	0.1
Leases in place	9.5	(5.0)	4.5
Total	$167.6	$(55.7)	$111.9

	December 31, 2015
	Gross	Accumulated Amortization	Net
Developed technology	$13.5	$(9.6)	$3.9
Customer relationships	25.4	(12.1)	13.3
Doctor network	104.0	(15.2)	88.8
Drug information content	10.0	(5.6)	4.4
Trade name	11.5	(3.2)	8.3
Trademark	0.1	—	0.1
Above market leases	3.0	(2.5)	0.5
Leases in place	15.6	(8.9)	6.7
Total	$183.1	$(57.1)	$126.0

Amortization expense on purchased intangible assets for the years ended December 31, 2016, 2015, and 2014 was $20.8 million, $24.0 million, and $28.6 million, respectively, and is included in cost of revenue and selling and marketing expense. Estimated amortization expense on purchased intangible assets, based upon our intangible assets at December 31, 2016, is as follows:

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

Year ending December 31,	Amount
2017	17.6
2018	15.9
2019	15.2
2020	13.8
2021	11.5
Thereafter	37.9
Total	$111.9

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

8. OPERATING LEASES AND OTHER COMMITMENTS
We maintain operating leases for facilities and certain office equipment. The facility leases contain renewal options and require payments of certain utilities, taxes, and shared operating costs of each leased facility. The rental agreements expire at various dates from 2017 to 2030.
Rent expense totaled $13.7 million, $9.8 million, and $9.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows:

Year ending December 31,	Future Rent Payments
2017	$16.0
2018	15.8
2019	14.5
2020	12.7
2021	13.0
Thereafter	74.4
Total minimum lease payments	$146.4

9. DEBT
On May 5, 2015, we entered into an amended and restated credit agreement, which we refer to as the 2015 Credit Agreement. The 2015 Credit Agreement amended and restated our previous credit agreement, dated as of May 10, 2013, which we refer to as the 2013 Credit Agreement, and provides for a $500.0 million senior credit facility, or 2015 Senior Credit Facility, consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility. As of December 31, 2016 and 2015, $292.5 million and $300.0 million was outstanding on the unsecured term loan facility, respectively. A portion of the proceeds received from the 2015 Senior Credit Facility were used to repay the outstanding revolving loans under the 2013 Credit Agreement such that there were no revolving loans outstanding on the closing of the 2015 Credit Agreement.
The 2015 Credit Agreement contains terms and conditions that are customary to credit facilities of this nature. The Senior Credit Facility may be used for refinancing existing indebtedness and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants, subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty, and the unutilized portion of the commitments may be irrevocably reduced or terminated by us in whole or in part without penalty or premium.
At our option, any loans under the 2015 Senior Credit Facility (other than swing line loans) will bear interest at a rate equal to (i) the British Bankers Association London Interbank Offered Rate, or LIBOR, plus an interest margin based on our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. The interest rate for the 2015 Senior Credit Facility as of December 31, 2016 and 2015 was 1.61% and 1.74%, respectively. We will pay a commitment fee during the term of the 2015 Senior Credit Facility, which varies between 0.20% and 0.40% based on our consolidated leverage ratio.
We incurred financing fees of $1.0 million for the 2015 Senior Credit Facility, which are being amortized as interest expense in the Consolidated Statements of Income over the five-year term of the agreement.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

Future principal payments of the unsecured term loan facility at December 31, 2016 were as follows:

Amount
2017	18.8
2018	20.6
2019	28.1
2020	225.0
Total	$292.5
Less current portion	18.8
Long-term portion	$273.7

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

10. STOCK-BASED COMPENSATION
Total stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation charged to:
Cost of revenue	$17.9	$14.5	$12.0
Selling and marketing	19.0	18.4	14.6
Research and development	12.3	9.0	7.2
General and administrative	17.3	22.2	21.7
Total stock-based compensation expense	$66.5	$64.1	$55.5
In addition, for the years ended December 31, 2016 and 2015, $2.2 million and $7.3 million of stock-based compensation was capitalized in the Capitalized software costs, net line item in the Consolidated Balance Sheets. For the years ended December 31, 2016 and 2015, amortization of stock-based compensation associated with capitalized software was as follows:

	Year Ended December 31,
	2016	2015	2014
Amortization of capitalized stock-based compensation expense included in:
Cost of revenue	$4.9	$4.4	$2.3
Research and development	0.1	—	—
Total capitalized software amortization expense	$5.0	$4.4	$2.3
Stock Plans
2007 Stock Option and Incentive Plan. In 2007, the Board of Directors adopted, and our stockholders approved, our 2007 Stock Option and Incentive Plan, which we refer to as the 2007 Plan. In 2011 and most recently in 2013, the Board of Directors and our stockholders approved amendments and restatements of the 2007 Plan. The 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, deferred stock awards, unrestricted stock awards, cash-based awards, performance share awards, and dividend equivalent rights. The 2007 Plan is administered by the Compensation Committee of our Board of Directors. As administrator, the Compensation Committee has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award, and to determine the specific terms and conditions of each award, subject to the provisions of the 2007 Plan. As of December 31, 2016, 2,085,817 shares were available for grant under the 2007 Plan.
Epocrates, Inc. 2010 Equity Incentive Plan. Pursuant to an Agreement and Plan of Merger, dated as of January 7, 2013, among athenahealth, Inc.; Epocrates, Inc., a Delaware corporation; and Echo Merger Sub, Inc., a Delaware corporation; we assumed Epocrates, Inc.'s existing equity incentive plans, including its 2010 Equity Incentive Plan, which we refer to as the 2010 Plan. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other stock awards. In addition, the 2010 Plan provides for the grant of performance cash awards. The 2010 Plan is administered by the Compensation Committee of our Board of Directors. As administrator, the Compensation Committee has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award, and to determine the specific terms and conditions of each award, subject to the provisions of the 2010 Plan. As of December 31, 2016, 536,648 shares of our common stock were available for grant under the 2010 Plan.
Stock Options
Options granted under the 2007 Plan and 2010 Plan may be incentive stock options or non-qualified stock options under the applicable provisions of the Internal Revenue Code. Incentive stock options are granted with exercise prices at or above the fair value of our common stock at the grant date as determined by the Board of Directors. Incentive stock options granted to employees who own more than 10% of the voting power of all classes of stock are granted with exercise prices at 110% of the fair value of our common stock at the date of the grant. Non-qualified stock options under the 2007 Plan may be granted with exercise prices up to the fair value of our common stock on the date of the grant, as determined by the Board of Directors. All athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

options granted vest over a range of one to four years and have contractual terms of between five and ten years. Options granted typically vest 25% per year over a total of four years at each anniversary.
The following table presents the stock option activity for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2016	1.6	$78.94
Exercised	(0.2)	44.38
Forfeited	(0.1)	133.83
Outstanding – as of December 31, 2016	1.3	82.68	5.1	$45.5
Exercisable – as of December 31, 2016	1.1	$70.42	4.6	$45.0
Vested and expected to vest as of December 31, 2016	1.3	$82.08	5.0	$45.5
We recorded compensation expense in relation to these stock options of $6.6 million, $11.6 million, and $11.7 million, for the years ended December 31, 2016, 2015, and 2014, respectively.
The following table illustrates the range of assumptions used to compute stock-based compensation expense for awards granted for the years ended December 31, 2015 and 2014. No stock options were granted in the year ended December 31, 2016.

Year Ended December 31,
	2015	2014
Risk-free interest rate	1.06% - 1.57%	0.66% - 1.67%
Expected dividend yield	—%	—%
Expected option term (years)	3.0 - 5.0	3.0 - 5.0
Expected stock volatility	40% - 42%	46% - 47%
The risk-free interest rate estimate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected terms of the awards being valued. The expected dividend yield was based on our expectation of not paying dividends in the foreseeable future. We calculate the expected option term primarily based upon the contractual option term, the contractual vesting dates, and historical employee activity. We use company-specific historical and implied volatility information to generate the volatility assumptions.
As of December 31, 2016 and 2015, there was $4.1 million and $11.4 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option share-based compensation arrangements granted under our stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 1.5 years. The weighted average fair value of stock options granted during the years ended December 31, 2015, and 2014 was $49.29, and $77.55, respectively. The intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $17.4 million, $44.3 million, and $53.5 million, respectively. The intrinsic value is calculated as the difference between the market value of the stock on the date of purchase and the exercise price of the options.
Restricted Stock Units
The majority of restricted stock units granted pursuant to the 2007 Plan and the 2010 Plan vest in either three or four equal annual installments on the anniversaries of the vesting start date. We estimate the fair value of the restricted stock unit awards contingent upon achieving performance conditions and the restricted stock units contingent upon only service conditions based on the fair market value on the grant date, which is equal to the market price of our common stock on the grant date. For awards where the vesting condition is contingent only on service, the fair value is amortized on a straight-line basis over the vesting period. For awards where vesting is subject to a performance condition, expense is estimated and adjusted on a quarterly basis, based on the assessment of the probability that the performance will be met, and is amortized over the vesting period. The following table presents the restricted stock unit activity for the year ended December 31, 2016:

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

	Shares	Weighted- Average Grant Date Fair Value
Outstanding – January 1, 2016	1.2	$136.06
Granted	0.7	130.71
Vested	(0.5)	123.83
Forfeited	(0.2)	137.26
Outstanding – as of December 31, 2016	1.2	$136.88
Expected to vest as of December 31, 2016	1.1	$125.84
As of December 31, 2016, $104.3 million of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 2.5 years. Stock-based compensation expense of $58.1 million, $51.0 million, and $42.2 million was recorded for restricted stock units during the years ended December 31, 2016, 2015, and 2014, respectively. The weighted average fair value of restricted stock units granted during the years ended December 31, 2016, 2015, and 2014 was $130.71, $132.31, and $181.81, respectively. The intrinsic value of vested restricted stock units during the years ended December 31, 2016, 2015, and 2014 was $57.6 million, $61.6 million, and $78.5 million, respectively.
Employee Stock Purchase Plan
Our 2007 Employee Stock Purchase Plan allows employees of athenahealth and its subsidiaries as designated by our Board of Directors to purchase shares of our common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. The expense for the years ended December 31, 2016, 2015, and 2014 was $1.8 million, $1.5 million, and $1.7 million, respectively.
11. INCOME TAXES
The components of income (loss) before income tax (provision) benefit for the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
U.S.	$17.6	$17.1	$(4.5)
Non-U.S.	3.4	1.8	0.7
Total	$21.0	$18.9	$(3.8)
The components of our income tax (provision) benefit for the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Current Provision:
Federal	$(7.8)	$(11.8)	$(9.7)
State	(1.0)	(0.8)	(0.9)
Foreign	(1.1)	(0.8)	(0.4)
	(9.9)	(13.4)	(11.0)
Deferred Benefit:
Federal	5.3	5.8	10.7
State	4.3	2.5	0.9
Foreign	0.3	0.2	0.1
	9.9	8.5	11.7
Total income tax (provision) benefit	$—	$(4.9)	$0.7

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

The components of our deferred income taxes as of December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Federal net operating loss carryforward	$0.6	$—
State net operating loss carryforward	1.5	1.9
Research and development tax credits	6.6	3.6
Allowances for accounts receivable	0.5	0.4
Deferred rent obligation	12.4	12.0
Stock compensation	33.1	29.3
Other accrued liabilities	6.0	2.9
Deferred revenue	21.1	20.1
Other	1.9	1.5
Total gross deferred tax assets	83.7	71.7
Valuation allowance	(4.1)	(4.0)
Total deferred tax assets	79.6	67.7
Deferred tax liabilities:
Intangible assets	(31.7)	(34.6)
Capitalized software	(34.9)	(23.6)
Property and equipment	(10.8)	(10.5)
Investments	—	0.1
Total deferred tax liabilities	(77.4)	(68.6)
Net deferred tax assets (liabilities)	$2.2	$(0.9)
During the years ended December 31, 2016, 2015, and 2014, we utilized tax attributes to reduce the current tax provision by $9.0 million, $12.9 million, and $9.9 million, respectively.
As of December 31, 2016, we had federal and state net operating loss, or NOL, carryforwards of approximately $72.2 million (which included $70.4 million was comprised of NOL carryforwards from stock-based compensation) and $50.5 million (which included $19.2 million of NOL carryforwards from stock-based compensation), respectively, to offset future federal and state taxable income. The federal NOL carryforwards expire at various times from 2020 through 2036, and the state NOL carryforwards begin to expire in 2018. As of December 31, 2015, we had federal and state NOL carryforwards of approximately $85.6 million (which was comprised entirely of NOL carryforwards from stock-based compensation) and $67.9 million (which included $29.2 million of NOL carryforwards from stock-based compensation), respectively, to offset future federal and state taxable income.
We generated NOL carryforwards from stock-based compensation deductions in excess of expenses recognized for financial reporting purposes, which are referred to as excess tax benefits. Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than as a reduction of the income tax provision. During the years ended December 31, 2016, 2015, and 2014, we realized excess tax benefits from federal and state tax deductions of $7.5 million, $10.3 million, and $9.9 million, respectively. As of December 31, 2016, there are unrecognized federal and state excess tax benefits of $91.1 million and $24.2 million, respectively, which will be credited to additional paid-in capital when realized.
Our research and development, or R&D, tax credits carryforward is available to offset future federal and state taxes, and the credits expire at various times through 2036. We have federal and state R&D credits of $20.7 million (which relates entirely to the utilization of credits under the without method of accounting related to stock-based compensation) and $11.3 million (which includes $5.0 million from the utilization of credits under the without method of accounting related to stock-based compensation), respectively. These benefits, when utilized to reduce taxes payable, will be credited to additional paid-in capital.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Income tax computed at federal statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	4%	7%	6%
Research and development credits	(46)%	(32)%	86%
Permanent differences	7%	13%	(87)%
Valuation allowance	—%	3%	(21)%
Effective income tax rate	—%	26%	19%
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	2016	2015	2014
Beginning uncertain tax benefits	$7.7	$5.8	$4.8
Prior year – decreases	—	—	(0.1)
Prior year – increases	0.6	0.5	0.9
Current year – decreases	(0.6)	(0.4)	(0.2)
Current year – increases	2.1	1.8	0.4
Ending uncertain tax benefits	$9.8	$7.7	$5.8
Included in the balance of unrecognized tax benefits at December 31, 2016 are $8.4 million of tax benefits that, if recognized, would affect the effective tax rate. We anticipate that no material amounts of unrecognized tax benefits will either expire or be settled within 12 months of the reporting date.
Interest and penalties included in the tax provision amounted to a credit of $0.3 million for the year ended December 31, 2016. There were no interest and penalties included in the tax provision for the year ended December 31, 2015. Interest and penalties included in the tax benefit amounted to $0.8 million for the year ended December 31, 2014. Accrued interest and penalties amounted to $1.1 million and $1.2 million as of December 31, 2016 and 2015, respectively.
We are subject to taxation in Federal, various state, and Indian jurisdictions. All carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service or other tax authorities if they have been used or will be used in a future period. As of December 31, 2016, federal tax years after 2013, state tax years after 2012, and foreign tax years after 2008 remain open per the statute of limitations by the major taxing jurisdictions to which we are subject.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected quarterly financial information follows for the year ended December 31, 2016:

	First Quarter[1]	Second Quarter[1]	Third Quarter[1]	Fourth Quarter		Year
Revenue:
Business services	$247.5	$254.1	$267.1	$278.9		$1,047.6
Implementation and other	8.6	7.8	9.6	9.3		35.3
Total revenue	256.1	261.9	276.7	288.2		1,082.9
Cost of revenue	132.4	132.9	134.7	133.5		533.5
Gross profit	123.7	129.0	142.0	154.7		549.4
Other Operating Expenses:
Selling and marketing	59.8	68.2	61.5	67.1		256.6
Research and development	30.3	28.8	31.0	44.4	[2]	134.5
General and administrative	33.3	33.3	34.3	30.8		131.7
Total other operating expenses	123.4	130.3	126.8	142.3		522.8
Operating income (loss)	0.3	(1.3)	15.2	12.4		26.6
Other expense	(1.8)	(1.5)	(1.4)	(0.9)		(5.6)
(Loss) income before income tax (provision) benefit	(1.5)	(2.8)	13.8	11.5		21.0
Income tax benefit (provision)	0.7	0.9	0.1	(1.7)		—
Net (loss) income	$(0.8)	$(1.9)	$13.9	$9.8		$21.0
Net (loss) income per share – Basic	$(0.02)	$(0.05)	$0.35	$0.25		$0.53
Net (loss) income per share – Diluted	$(0.02)	$(0.05)	$0.35	$0.24		$0.52
Weighted average shares used in computing net (loss) income per share:
Basic	39.0	39.3	39.4	39.5		39.3
Diluted	39.0	39.3	40.0	40.1		40.1

1Prior periods have been revised to reflect the change in presentation disclosed in Note 1 – Nature of Operations and Summary of Significant Accounting Policies.
2Includes $6.6 million of the $7.3 million in restructuring costs related to strategic workforce re-alignment disclosed in Note 1 – Nature of Operations and Summary of Significant Accounting Policies.

Net income (loss) per share for the four quarters of the fiscal year may not sum to the total for the fiscal year due to the different number of shares outstanding during each period.

athenahealth, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

Selected quarterly financial information follows for the year ended December 31, 2015:

	First Quarter[1]	Second Quarter[1]	Third Quarter[1]	Fourth Quarter[1]	Year[1]
Revenue:
Business services	$197.8	$215.4	$225.0	$247.9	$886.1
Implementation and other	8.6	9.3	11.1	9.6	38.6
Total revenue	206.4	224.7	236.1	257.5	924.7
Cost of revenue	105.7	112.5	120.3	123.7	462.2
Gross profit	100.7	112.2	115.8	133.8	462.5
Other Operating Expenses:
Selling and marketing	55.2	56.1	57.8	68.2	237.3
Research and development	27.5	28.4	26.7	28.4	111.0
General and administrative	29.8	29.9	28.1	30.5	118.3
Total other operating expenses	112.5	114.4	112.6	127.1	466.6
Operating (loss) income	(11.8)	(2.2)	3.2	6.7	(4.1)
Other (expense) income:
Interest expense	(1.0)	(1.5)	(1.6)	(1.6)	(5.7)
Other income	—	21.1	7.6	—	28.7
Total other (expense) income	(1.0)	19.6	6.0	(1.6)	23.0
(Loss) income before income tax benefit (provision)	(12.8)	17.4	9.2	5.1	18.9
Income tax benefit (provision)	4.0	(8.1)	(3.4)	2.6	(4.9)
Net (loss) income	$(8.8)	$9.3	$5.8	$7.7	$14.0
Net (loss) income per share – Basic	$(0.23)	$0.24	$0.15	$0.20	$0.36
Net (loss) income per share – Diluted	$(0.23)	$0.24	$0.15	$0.19	$0.35
Weighted average shares used in computing net (loss) income per share:
Basic	38.3	38.6	38.7	38.9	38.6
Diluted	38.3	39.3	39.5	39.8	39.6

1Prior periods have been revised to reflect the change in presentation disclosed in Note 1 – Nature of Operations and Summary of Significant Accounting Policies.

Net (loss) income per share for the four quarters of the fiscal year may not sum to the total for the fiscal year due to the different number of shares outstanding during each period.