Form 10-K/A
period 2016-12-31
ATHENAHEALTH INC
filed 2017-04-26
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,363,786,289 based on the closing price on the NASDAQ Global Select Market on June 30, 2016.
At January 31, 2017, the registrant had 39,518,523 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2016.

EXPLANATORY NOTE

athenahealth, Inc., or athenahealth, is filing this Amendment No. 1, or Amendment, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the Securities and Exchange Commission, or SEC, on February 2, 2017, or Original Filing, for the sole purpose of filing a revised redacted version of Exhibit 10.25, reflecting changes to athenahealth’s confidential treatment request with respect to certain portions of that exhibit. Accordingly, Exhibit 10.25 to this Amendment supersedes and replaces in its entirety Exhibit 10.25 to the Original Filing.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, currently dated certifications by athenahealth’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amendment; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)    Documents filed as part of this report.

Table of Contents

(3)    Exhibits
See the Exhibit Index immediately following the signature page of this Amendment No. 1 on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ Karl A. Stubelis
Karl A. Stubelis
Chief Financial Officer and Senior Vice President
Date: April 26, 2017

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Echo Merger Sub, Inc., and Epocrates, Inc., dated January 7, 2013	8-K	001-33689	January 7, 2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-143998	September 11, 2007

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-143998	September 11, 2007

4.1	Specimen Certificate evidencing shares of common stock	S-1	333-143998	August 3, 2007

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-143998	September 6, 2007

†10.2	athenahealth, Inc. 2000 Stock Option and Incentive Plan, as amended, and form of agreements	S-1	333-143998	July 13, 2007

†10.3	athenahealth, Inc. 2007 Stock Option and Incentive Plan, as amended, and form of agreements	10-Q	001-33689	October 18, 2013

†10.4	athenahealth, Inc. 2007 Employee Stock Purchase Plan, as amended	10-Q	001-33689	October 19, 2012

†10.5	Epocrates, Inc. 2010 Equity Incentive Plan, as amended, and form of agreements	10-Q	001-33689	July 18, 2014

†10.6	Employment Agreement by and between the Registrant and Jonathan Bush, dated November 1, 1999, as amended	S-1	333-143998	July 13, 2007

†10.7	Employment Agreement by and between the Registrant and Stephen Kahane, dated February 18, 2011	10-Q	001-33689	April 29, 2011

†10.8	Employment Agreement by and between the Registrant and Karl Stubelis, dated May 19, 2016	8-K	001-33689	May 19, 2016

†10.9	Employment Agreement by and between the Registrant and Ed Park, dated July 1, 2010	10-Q	001-33689	October 22, 2010

†10.10	Employment Agreement by and between the Registrant and Kyle Armbrester, dated January 9, 2012	10-Q	001-33689	October 22, 2015

†10.11	Separation Agreement by and between the Registrant and Kristi Matus, dated May 31, 2016	10-Q	001-33689	July 21, 2016

†10.12	athenahealth, Inc. Executive Incentive Plan, adopted March 29, 2013	8-K	001-33689	April 4, 2013

10.13	Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated June 24, 2013	10-Q	001-33689	July 19, 2013

10.14	Amendment No. 1 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated April 23, 2014	10-Q	001-33689	July 18, 2014

10.15	Amendment No. 2 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated August 18, 2014	10-Q	001-33689	October 17, 2014

10.16	Amendment No. 3 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated February 27, 2015	10-K	001-33689	February 4, 2016

10.17	Amendment No. 4 to Office Lease Agreement by and between the Registrant and JAMESTOWN Ponce City Market, L.P., dated July 27, 2015	10-K	001-33689	February 4, 2016

10.18	Purchase and Sale Agreement by and between the Registrant and the President and Fellows of Harvard College, dated December 5, 2012	10-K	001-33689	February 11, 2013

10.19	First Amendment to Purchase and Sale Agreement by and between athenahealth, Inc. and President and Fellows of Harvard College, dated March 12, 2013	8-K	001-33689	March 18, 2013

Exhibit No.	Exhibit Description	Incorporated by Reference
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
		10-Q	001-33689	July 23, 2015

10.23	Seaholm Triple Net Lease, effective as of January 31, 2014	10-Q	001-33689	April 18, 2014

10.24	First Amendment to Lease by and between the Registrant and Seaholm L/R, LLC, dated May 12, 2015	10-Q	001-33689	July 23, 2015

#10.25*	Services Agreement by and between the Registrant and Access Healthcare Services USA, LLC, dated July 31, 2013

10.26	Construction Management Agreement by and between Athena Arsenal, LLC, a subsidiary of the Registrant, and C.E. Floyd Company, Inc., dated December 5, 2016	10-K	001-33689	February 2, 2017

†10.27	Director Compensation Plan of the Registrant, effective as of January 1, 2017	10-K	001-33689	February 2, 2017

21.1	Subsidiaries of the Registrant	10-K	001-33689	February 2, 2017

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-33689	February 2, 2017

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350	10-K	001-33689	February 2, 2017

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