Form 10-Q
period 2017-03-31
ATHENAHEALTH INC
filed 2017-04-27
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At April 24, 2017, the registrant had 39,834,132 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in millions, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$98.0	$147.4
Accounts receivable, net	164.3	161.6
Prepaid expenses and other current assets	41.4	34.2
Total current assets	303.7	343.2
Property and equipment, net	361.1	347.7
Capitalized software costs, net	125.3	125.8
Purchased intangible assets, net	107.7	112.1
Goodwill	240.7	240.7
Deferred tax assets, net	50.4	2.2
Investments and other assets	17.2	17.5
Total assets	$1,206.1	$1,189.2
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$4.4	$9.5
Accrued compensation	55.6	89.7
Accrued expenses	57.0	51.7
Current portion of long-term debt	14.6	18.3
Deferred revenue	33.6	28.7
Total current liabilities	165.2	197.9
Deferred rent, net of current portion	30.8	30.8
Long-term debt, net of current portion	269.1	272.8
Deferred revenue, net of current portion	47.3	48.4
Other long-term liabilities	6.3	6.0
Total liabilities	518.7	555.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5.0 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 125.0 shares authorized; 41.1 shares issued and 39.8 shares outstanding at March 31, 2017; 40.8 shares issued and 39.5 shares outstanding at December 31, 2016	0.4	0.4
Additional paid-in capital	598.4	591.5
Treasury stock, at cost, 1.3 shares	(1.2)	(1.2)
Accumulated other comprehensive loss	(0.5)	(0.9)
Retained earnings	90.3	43.5
Total stockholders’ equity	687.4	633.3
Total liabilities and stockholders’ equity	$1,206.1	$1,189.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Business services	$278.3	$247.5
Implementation and other	7.1	8.6
Total revenue	285.4	256.1
Cost of revenue	144.4	132.4
Gross profit	141.0	123.7
Other operating expenses:
Selling and marketing	65.7	59.8
Research and development	42.8	30.3
General and administrative	31.4	33.3
Total other operating expenses	139.9	123.4
Operating income	1.1	0.3
Other expense	(1.2)	(1.8)
Loss before income tax (provision) benefit	(0.1)	(1.5)
Income tax (provision) benefit	(1.3)	0.7
Net loss	$(1.4)	$(0.8)
Net loss per share – Basic	$(0.03)	$(0.02)
Net loss per share – Diluted	$(0.03)	$(0.02)
Weighted average shares used in computing net loss per share:
Basic	39.6	39.0
Diluted	39.6	39.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in millions)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1.4)	$(0.8)
Other comprehensive income
Foreign currency translation adjustment	0.4	—
Total other comprehensive income	0.4	—
Comprehensive loss	$(1.0)	$(0.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in millions)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1.4)	$(0.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37.5	33.0
Deferred income tax	1.0	(1.0)
Stock-based compensation expense	14.2	15.2
Other reconciling adjustments	0.1	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	(2.7)	0.9
Prepaid expenses and other current assets	(7.2)	(5.1)
Other long-term assets	0.3	(0.2)
Accounts payable	(1.2)	(4.4)
Accrued expenses and other long-term liabilities	0.1	9.5
Accrued compensation	(35.9)	(38.8)
Deferred revenue	3.7	(0.7)
Deferred rent	0.3	0.6
Net cash provided by operating activities	8.8	8.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(17.0)	(20.8)
Purchases of property and equipment	(24.9)	(18.7)
Net cash used in investing activities	(41.9)	(39.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	5.5	5.8
Taxes paid related to net share settlement of stock awards	(14.5)	(16.0)
Payments on long-term debt	(7.5)	—
Net cash used in financing activities	(16.5)	(10.2)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.1
Net decrease in cash and cash equivalents	(49.4)	(41.3)
Cash and cash equivalents at beginning of period	147.4	141.9
Cash and cash equivalents at end of period	$98.0	$100.6
Non-cash transaction
Property, equipment, and purchased software recorded in accounts payable and accrued expenses	$21.2	$9.5
Additional disclosures
Cash paid for interest, net	$1.6	$1.8
Cash paid for taxes	$—	$0.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (which we refer to as the Company, we, us, or our) in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01, and include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
Exit Costs, Including Restructuring Costs – Exit costs, including restructuring costs, represent costs related to workforce reductions and to terminate certain lease or other contractual agreements for strategic re-alignment purposes. The activity in the exit cost accrual during the three months ended March 31, 2017 is due to restructuring costs incurred during the three months ended December 31, 2016 and was as follows:

Workforce Reductions
Accrual at December 31, 2016	$3.1
Additions	—
Cash Payments	(3.1)
Accrual at March 31, 2017	$—
Related Party Transaction – We have a long-term investment in a vendor that provides business partner outsourcing services for us. The total expense related to this vendor for the three months ended March 31, 2017 and March 31, 2016 was $14.3 million and $8.1 million, respectively, and the total amount payable related to this vendor at March 31, 2017 and December 31, 2016 was $5.0 million and $4.6 million, respectively.
Recently Adopted Pronouncement – In March 2016, the Financial Accounting Standards Board, or FASB, issued new guidance which changes the accounting for stock-based compensation. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard on January 1, 2017, using a modified retrospective approach, which requires the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application, and which resulted in a cumulative-effect increase of $49.2 million to retained earnings and deferred tax assets. Upon adoption, we now recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. We will no longer present excess tax benefits within cash flows from financing activities but instead present these cash flows in cash flows from operating activities in the condensed consolidated statements of cash flows. Prior to adoption, the excess tax benefits and tax deficiencies were recorded to additional paid-in capital and excess tax benefits were not recorded until they were able to be utilized. In addition, we elected to no longer calculate an estimate of expected forfeitures and began recognizing forfeitures as they occurred, including a cumulative-effect decrease of $1.0 million to retained earnings at January 1, 2017 with the offset as an increase to additional paid-in capital. See table below for the changes in beginning stockholders' equity as a result of this implementation.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
BALANCE – December 31, 2016	40.8	$0.4	$591.5	(1.3)	$(1.2)	$(0.9)	$43.5	$633.3
Cumulative effect of adoption of new accounting standard			1.0				48.2	49.2
BALANCE – January 1, 2017	40.8	$0.4	$592.5	(1.3)	$(1.2)	$(0.9)	$91.7	$682.5
New Accounting Pronouncements Not Yet Adopted – The new revenue recognition guidance, which was issued in March 2014, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The new revenue recognition guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the new standard provides guidance on accounting for certain revenue-related costs including costs associated with obtaining and fulfilling a contract. The new standard provides companies with two implementation methods. Companies can choose to adopt the standard retrospectively and apply the guidance to each prior reporting period presented. Alternatively, a modified retrospective adoption methodology is permitted, whereby the cumulative impact of all prior periods would be recorded in retained earnings or other impacted balance sheet line items as of January 1, 2018, the date of adoption. Under this method, previously presented years' financial position and results would not be adjusted.

We anticipate that the new revenue recognition standard will have a material impact on our consolidated financial statements with respect to the capitalization of certain commissions, other contract acquisition-based costs, and contract fulfillment costs. Currently, one of the criteria impacting the timing of our revenue recognition is the requirement of fees to be either fixed or determinable. The new guidance neither limits fees that can be recognized to only those that are fixed or determinable, nor requires deferral of some contingent revenue. We have assessed the pattern of our revenue recognition under the new guidance and are currently determining the financial impact on adoption and going forward. We intend to disclose the impact in our subsequent quarterly filings as it becomes available. Upon adoption of the new guidance, we expect to record a cumulative adjustment to our consolidated balance sheet based on our adoption methodology, including an adjustment to our retained earnings to adjust for the impact of certain contract fulfillment costs, costs to obtain a contract, and certain revenue measurement adjustments. We have not yet decided on our adoption methodology.
In February 2016, the FASB issued new accounting guidance for leases. The new lease guidance most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under this guidance, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of this guidance must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. In addition, the new lease guidance requires the use of the modified retrospective method. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We anticipate that this standard will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet.

2. BUSINESS COMBINATIONS
Patient IO
On August 25, 2016, we acquired Filament Labs, Inc. (doing business as “Patient IO”), an Austin-based care coordination platform used by providers to engage patients and caregivers outside of the clinic. We acquired Patient IO to strengthen our ability to partner with providers as they deliver value-based care. We anticipate this acquisition will accelerate our movement toward becoming a trusted resource and partner to the patient.
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
3. NET LOSS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive to earnings per share; therefore, in periods of net loss, shares used to calculate basic and dilutive net loss per share are equivalent.
The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net loss	$(1.4)	$(0.8)
Weighted average shares used in computing basic net loss per share	39.6	39.0
Net loss per share – Basic	$(0.03)	$(0.02)

Net loss	$(1.4)	$(0.8)
Weighted average shares used in computing diluted net loss per share	39.6	39.0
Net loss per share – Diluted	$(0.03)	$(0.02)
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our MDP Accelerator program is designed to cultivate health care information technology start-ups and expand services offered to our provider network. MDP Accelerator portfolio investments as of March 31, 2017 and December 31, 2016 are athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

typically made in the form of convertible notes receivable or cost method investments, which are included in investments and other assets on our condensed consolidated balance sheets. At March 31, 2017, as there is no indication of performance risk, we estimate that the fair value of the notes receivable approximates cost, based on inputs including the original transaction prices, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows.
As of March 31, 2017 and December 31, 2016, we had $285.0 million and $292.5 million, respectively, outstanding on our term loan facility and we had not drawn on our revolving credit facility under our senior credit facility. The credit facility carries a variable interest rate set at current market rates, and as such, the carrying value approximates fair value.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of March 31, 2017, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$15.0	$—	$—	$15.0
Debt securities:
MDP Accelerator portfolio	—	—	0.5	0.5
Total assets	$15.0	$—	$0.5	$15.5

	Fair Value Measurements as of December 31, 2016, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$15.0	$—	$—	$15.0
Debt securities:
MDP Accelerator portfolio	—	—	0.5	0.5
Total assets	$15.0	$—	$0.5	$15.5
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three months ended March 31, 2017 and 2016:

	Fair Value Measurements Using Unobservable Inputs (Level 3)	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Balance, beginning of period	$0.5	$1.3
Conversion	—	—
Settlement	—	—
Impairment	—	—
Balance, end of period	$0.5	$1.3

5. COMMITMENTS AND CONTINGENCIES
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding management's expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; the benefits of and demand for our service offerings; the impact of accounting pronouncements; seasonality of our business; increased automation; changes in expenses related to operations, selling and marketing, research and development, general and administrative matters, depreciation and amortization, interest and income taxes; a decrease in tenant revenue; risks related to convertible notes; the impact of litigation; the impact of foreign currency fluctuations; the impact of acquisitions; and liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “estimates,” or similar terminology, and the negative of these terms.
Forward-looking statements are not promises or guarantees of future performance, and are subject to a variety of risks and uncertainties, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in these forward-looking statements. These factors include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, under the heading Part I, Item 1A, “Risk Factors,” and any set forth below in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.”
Forward-looking statements speak only as of the date hereof and, except as required by law, we undertake no obligation to update or revise these forward-looking statements.
Overview
athenahealth, Inc. (“athenahealth,” the “Company,” “we,” or “our”) partners with hospital and ambulatory clients to drive clinical and financial results. We offer network-based medical record, revenue cycle, patient engagement, care coordination, and population health services, as well as Epocrates® and other point-of-care mobile applications. Our network provides clients better insight into their own organization as well as the ability to learn from the experience of every other provider on the network. Through our model, we infuse the knowledge clients need to thrive in a changing industry directly into their workflow, from clinical guidelines to payer rules. We take on back-office work at scale so providers can focus on patients, not paperwork.
We deliver the majority of our service offerings through a single instance of cloud-based software, which we refer to as athenaNet. Our model combines a cloud-based network, knowledge, and back-office work, which we refer to as network, knowledge, and work, to help healthcare providers leverage technology to automate certain back-office tasks, assist at the point of care, and adapt to changes in government regulatory schemes or billing requirements of payers. We believe that including our clients on the same instance of software creates a network effect that enables each client to benefit from the collective experience of other clients. As our network grows, we believe these benefits also expand and accrue to the benefit of all of our clients on the network. athenaNet acts as a conduit for the exchange of information among clients, payers, trading partners, and our own experienced team. It enables us to learn continuously, innovate with agility, and deliver near-instant updates that we believe rapidly improve performance. In addition, our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering faxes to tracking claims with payers and managing denials. We automate this work whenever possible; when automation is not an option, we perform the work at massive scale with our internal team. The knowledge we gain from doing work for our clients and discovering ways to improve their performance is culled, curated, and captured within athenaNet through mechanisms that include our proprietary billing rules engine and clinical quality management engine. Using this knowledge, we also proactively coach our clients on best practices to help improve their performance. As we work with clients, payers, and other industry trading partners, more knowledge is infused into each service, which we believe makes athenaNet "smarter" and more powerful for our clients. This unique combination of network, knowledge, and work is fundamental to our service model and value proposition to clients.
For the three months ended March 31, 2017, we generated revenue of $285.4 million, primarily from the sale of our services, compared to $256.1 million for the three months ended March 31, 2016. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominantly derived from core athenahealth-branded business services. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients, connecting our financial results directly to those of our clients and our ability to drive revenue to medical practices. Therefore, the key drivers of our revenue include growth in the number of physicians and other healthcare providers working within our client accounts, the collections of these physicians and providers, and the number of services purchased. To provide these services, we incur expenses in several categories, including cost of revenue, selling and marketing, research and development, and general and administrative expense. In general, our cost of revenue increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of ambulatory and hospital clients. Our research and development and general and administrative expense categories are less directly related to growth of revenues and relate more to our planning for the future and our overall business management activities. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
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
Critical accounting policies are those policies used in the preparation of our condensed consolidated financial statements that require management to make difficult, subjective, or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, or SEC, on February 2, 2017.
Financial Operations Overview
Revenue. We partner with hospital and ambulatory clients to drive clinical and financial results. We derive our revenue from two sources: business services, and implementation and other services. Business services primarily consists of revenue from our athenaNet providers who use our network-enabled medical record, revenue cycle, patient engagement, care coordination, and population health services. Business services also includes revenue from Epocrates® and other point-of-care mobile applications. No single client accounted for a significant amount of revenues for the three months ended March 31, 2017 and 2016.
Business Services Revenue. Business services revenue accounted for 98% of our total revenues for the three months ended March 31, 2017, compared to 97% for the three months ended March 31, 2016. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s or health system’s total collections depending upon the services purchased and the size, complexity, and other characteristics of the practice or health system. Accordingly, business services revenue is largely driven by: the number of clients we serve, the number of physicians and other healthcare providers working in those practices, the volume of activity and related collections of those healthcare providers, the mix of our services used by those medical practices and healthcare providers, and our contracted rates. There is moderate seasonality in the activity level and service mix of healthcare providers. Typically, discretionary use of healthcare provider services declines in the late summer and during the holiday season, which leads to a decline in collections by our healthcare provider clients about 30 to 50 days later. Our pharmaceutical clients' budgeting process impacts the timing of sales of sponsored clinical information and decision support services associated with our mobile applications, which have historically been highest in the fourth quarter. Additionally, our revenues and operating results may fluctuate from quarter to quarter depending on a host of factors including, but not limited to, the severity, length, and timing of seasonal and pandemic illnesses as well as significant regulatory changes that are implemented during a fiscal year. While we believe that the severity, length, and timing of seasonal and pandemic illnesses will continue to impact collections by our healthcare provider clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
Implementation and Other Revenue. Implementation and other revenue consists of all of our non-core revenue streams, and includes the amortization of deferred revenue on implementation services, as well as third-party operating lease-based tenant revenue. We expect the amortization of deferred implementation fees to decline, as we began including implementation fees in our ongoing monthly rate in 2014 for newly acquired clients. Additionally, third-party tenant revenue may decline in the foreseeable future as tenants vacate, and we occupy the previously rented space at our corporate headquarters.

Operating Expenses
Cost of Revenue. Cost of revenue primarily consists of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of new clients, costs associated with our business partner outsourcing arrangements and clearing house, claim processing costs, certain overhead costs, depreciation of certain fixed assets, amortization of capitalized software development costs, and amortization related to certain purchased intangible assets. We expense implementation costs as incurred. We include in cost of revenue all service costs incurred to fulfill our client contracts and costs associated with third-party tenant and other non-core revenues. We expect to increase our overall level of automation as we become a larger operation with higher volumes of work in particular functions, geographies, and medical specialties. We expect that cost of revenue will increase in absolute terms and as a percentage of revenue in the near term as we continue to develop emerging services such as athenaOne for Hospitals and Health Systems.
Selling and Marketing Expense. Selling and marketing expense primarily consists of compensation expense (including stock-based compensation) for selling and marketing employees and marketing programs (including trade shows, brand messaging, and online initiatives), certain overhead costs, and depreciation of certain fixed assets, and also includes amortization related to certain purchased intangible assets. Although we recognize substantially all of our revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and an additional portion at the time our services commence. Accordingly, we incur a portion of our selling and marketing expense prior to the recognition of the corresponding revenue. We expect to continue to increase our investment in selling and marketing by hiring additional personnel and investing in marketing campaigns to increase our access to healthcare organizations, as well as increase the awareness of athenahealth in the marketplace. As a result, we expect that, in the near-term, selling and marketing expense will increase in absolute terms. As we begin to leverage lower cost sales channels, we expect selling and marketing expense to decline as a percentage of revenue over time.
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
General and Administrative Expense. General and administrative expense primarily consists of compensation expense (including stock-based compensation) for administrative employees, professional fees for third-party accountants, lawyers, and consultants, certain overhead expenses, and depreciation of certain fixed assets. We expect that general and administrative expense will increase in absolute terms as we make investments to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of revenue over time.
Other
Other Expense. Other expense primarily consists of interest costs related to our term and revolving loans under our current credit facility and the amortization of deferred financing fees.
Income Tax (Provision) Benefit. Income tax (provision) benefit relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to the amount of research and development credits we generate through the development of our new and enhanced services. We expect that, in the near-term, our effective tax rate will continue to be volatile due to the increase in research and development spend, as well as the recognition of excess tax benefits and tax deficiencies associated with our adoption of the new stock-based compensation standard.

Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(in millions)
Business services revenue	$278.3	$247.5	$30.8	12%
Implementation and other revenue	7.1	8.6	(1.5)	(17)%
Total	$285.4	$256.1	$29.3	11%

Total revenue for the three months ended March 31, 2017 increased due to an increase in business services revenue. The increase in business services revenue was primarily driven by the growth in collections processed. The amount of collections processed was as follows:

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(in millions)
Collections processed	$6,025.2	$5,203.4	$821.8	16%

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(in millions)
Cost of revenue	$144.4	$132.4	$12.0	9%
Cost of Revenue. Cost of revenue increased primarily due to compensation costs, which increased $4.8 million in the three months ended March 31, 2017, as a result of a 24% increase in headcount from March 31, 2016. We increased headcount due to an increase in the number of providers added to the network and the expansion of our emerging services. In addition, cost of revenue increased $3.2 million in the three months ended March 31, 2017 due to external hosting and software-as-a-service subscriptions necessary to support our clients and our operations.

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(in millions)
Selling and marketing	$65.7	$59.8	$5.9	10%
Research and development	42.8	30.3	12.5	41%
General and administrative	31.4	33.3	(1.9)	(6)%
Total	$139.9	$123.4	$16.5	13%
Selling and Marketing Expense. Selling and marketing expense increased for the three months ended March 31, 2017 primarily due to an increase in compensation costs. The increase in compensation costs for the three months ended March 31, 2017 was $6.1 million and was primarily due to a 14% increase in headcount from March 31, 2016. We hired additional sales personnel to focus on adding new clients and increasing penetration within new and existing markets. In addition, compensation expense was impacted by an increase in commissions expense, which varies depending on the timing of contract executions and client go-lives, and additional stock-based compensation expense, as we no longer apply a forfeiture rate.
Research and Development Expense. Research and development expense increased for the three months ended March 31, 2017 primarily due to compensation costs and amortization expense. Compensation costs increased $7.4 million for the three months ended March 31, 2017, largely due to the mix of projects we concluded should be expensed versus capitalized in the current period. In addition, amortization expense increased $2.9 million due to capitalized software projects that were ultimately decided not to be placed in service.
General and Administrative Expense. General and administrative expense remained relatively flat in the three months ended March 31, 2017 compared to the same period in the prior year.

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(in millions)
Income tax (provision) benefit	$(1.3)	$0.7	$(2.0)	(286)%
Effective tax rate	*	46.7%

*	Percentage change not meaningful
Income Tax (Provision) Benefit. The difference in our effective tax rate for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is primarily due to the implementation of the new stock-based compensation standard, as excess tax benefits and shortfalls are now recorded in the income tax benefit or provision versus in additional paid-in capital, where they were recorded historically.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2017, our principal source of liquidity consisted of cash and cash equivalents of $98.0 million compared to cash and cash equivalents of $147.4 million as of December 31, 2016.
On May 5, 2015, we entered into an amended and restated credit agreement, which we refer to as the 2015 Credit Agreement, which provided for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility, which we refer to as the 2015 Senior Credit Facility. As of March 31, 2017 and December 31, 2016, we had $285.0 million and $292.5 million, respectively, outstanding on the unsecured term loan facility. As of both March 31, 2017 and December 31, 2016, we had $200.0 million available on the unsecured revolving credit facility.
The 2015 Credit Agreement may be used to refinance existing indebtedness, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage, consolidated leverage, and consolidated senior leverage ratios), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty. As of March 31, 2017, we were in compliance with our covenants under the 2015 Credit Agreement.
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
Operating Cash Flow Activities
Net cash used in operating was relatively flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The modest increase in operating cash flows was primarily driven by the change in net loss excluding the effect of non-cash items.
Investing Cash Flow Activities
Net cash used in investing activities increased $2.4 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a $6.2 million increase in purchases of property, plant and equipment. This increase was offset by a decrease of $3.8 million in capitalized software costs. We expect to continue to invest in capitalized software costs and property and equipment as we continue to develop new and enhance existing services and execute the master plan for our company headquarters, respectively.
Financing Cash Flow Activities
The increase in net cash used in financing activities was $6.3 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to $7.5 million in principal payments on our 2015 Senior Credit Facility in the three months ended March 31, 2017 that were not made during the three months ended March 31, 2016.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises primarily due to the increase in the issuance of restricted stock units compared to stock options.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our consolidated revenues are generated outside of the United States. None of our vendor relationships, including our contracts with our offshore service providers for work performed in India and the Philippines, is denominated in any currency other than the U.S. dollar. For the three months ended March 31, 2017 and 2016, approximately 1-2% of our expenses occurred in our direct subsidiary in India, and were incurred in Indian rupees. We therefore we do not believe that the risk of a significant impact on our operating income from foreign currency fluctuations is likely.
Interest Rate Risk. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate, or LIBOR, plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of March 31, 2017 would result in an annual change in interest expense of $2.9 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2017 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 21, 2015, a class action petition was filed by St. Louis Heart Center, Inc. in the State Circuit Court of St. Louis County, Missouri, against athenahealth. The petition alleges we violated the Telephone Consumer Protection Act. Following service, we removed the case to federal court in the United States District Court for the Eastern District of Missouri, Case No. 4:15-cv-01215. On our motion, the federal court initially stayed further proceedings (pending the United States Supreme Court's decision in Campbell-Ewald v. Gomez, No. 14-857), but lifted that stay on February 3, 2016. We filed our answer in the case on March 8, 2016. Subsequently, on March 14, 2016, we moved for an additional stay pending a decision by the U.S. Court of Appeals for the D.C. Circuit in Bais Yaakov of Spring Valley v. FCC, No. 14-1234, regarding the validity of a regulation promulgated by the Federal Communications Commission, or FCC, relating to the claims asserted in the petition. On May 16, 2016, the federal court granted the motion for a further stay pending the decision in Bais Yaakov, and on March 31, 2017, the U.S. Court of Appeals for the D.C. Circuit issued its decision, invalidating the FCC regulation in question. On April 7, 2017, we filed a motion notifying the federal court of the U.S. Court of Appeals for the D.C. Circuit's decision in Bais Yaakov and requesting a status or case management conference. On April 25, 2017, the court lifted the stay and issued a case management order that, among other things, set a conference for May 23, 2017.
In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 24, 2017

†10.1*	Director Compensation Plan of the Registrant, effective as of February 7, 2017

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL:
(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statements of Income
(iii) the Condensed Consolidated Statements of Comprehensive Income
(iv) the Condensed Consolidated Statements of Cash Flows
(v) the Notes to Condensed Consolidated Financial Statements

*	Filed herewith.
†	Indicates a management contract or any compensatory plan, contract, or arrangement.
^
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
Date: April 27, 2017