Form 10-Q
period 2017-06-30
ATHENAHEALTH INC
filed 2017-07-20
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At July 17, 2017, the registrant had 39,929,842 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in millions, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$71.2	$147.4
Accounts receivable, net	170.3	161.6
Prepaid expenses and other current assets	46.4	34.2
Total current assets	287.9	343.2
Property and equipment, net	362.7	347.7
Capitalized software costs, net	126.4	125.8
Purchased intangible assets, net	118.9	112.1
Goodwill	274.1	240.7
Deferred tax assets, net	47.7	2.2
Investments and other assets	26.4	17.5
Total assets	$1,244.1	$1,189.2
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$5.7	$9.5
Accrued compensation	63.5	89.7
Accrued expenses	57.2	51.7
Current portion of long-term debt	16.4	18.3
Deferred revenue	34.4	28.7
Total current liabilities	177.2	197.9
Deferred rent, net of current portion	30.3	30.8
Long-term debt, net of current portion	263.6	272.8
Deferred revenue, net of current portion	49.0	48.4
Other long-term liabilities	7.0	6.0
Total liabilities	527.1	555.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5.0 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 125.0 shares authorized; 41.2 shares issued and 39.9 shares outstanding at June 30, 2017; 40.8 shares issued and 39.5 shares outstanding at December 31, 2016	0.4	0.4
Additional paid-in capital	618.1	591.5
Treasury stock, at cost, 1.3 shares	(1.2)	(1.2)
Accumulated other comprehensive loss	(0.5)	(0.9)
Retained earnings	100.2	43.5
Total stockholders’ equity	717.0	633.3
Total liabilities and stockholders’ equity	$1,244.1	$1,189.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Business services	$293.0	$254.1	$571.3	$501.6
Implementation and other	8.1	7.8	15.2	16.4
Total revenue	301.1	261.9	586.5	518.0
Cost of revenue	143.8	132.9	288.2	265.3
Gross profit	157.3	129.0	298.3	252.7
Other operating expenses:
Selling and marketing	65.0	68.2	130.7	128.0
Research and development	42.4	28.8	85.2	59.1
General and administrative	37.7	33.3	69.1	66.6
Total other operating expenses	145.1	130.3	285.0	253.7
Operating income (loss)	12.2	(1.3)	13.3	(1.0)
Other expense	(1.7)	(1.5)	(2.9)	(3.3)
Income (loss) before income tax (provision) benefit	10.5	(2.8)	10.4	(4.3)
Income tax (provision) benefit	(0.6)	0.9	(1.9)	1.6
Net income (loss)	$9.9	$(1.9)	$8.5	$(2.7)
Net income (loss) per share – Basic	$0.25	$(0.05)	$0.21	$(0.07)
Net income (loss) per share – Diluted	$0.24	$(0.05)	$0.21	$(0.07)
Weighted average shares used in computing net income (loss) per share:
Basic	39.9	39.3	39.7	39.2
Diluted	40.5	39.3	40.4	39.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$9.9	$(1.9)	$8.5	$(2.7)
Other comprehensive (loss) income
Foreign currency translation adjustment	—	(0.1)	0.4	(0.1)
Total other comprehensive (loss) income	—	(0.1)	0.4	(0.1)
Comprehensive income (loss)	$9.9	$(2.0)	$8.9	$(2.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in millions)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8.5	$(2.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.8	66.5
Deferred income tax	1.4	(2.0)
Stock-based compensation expense	30.0	33.5
Changes in operating assets and liabilities:
Accounts receivable, net	(8.7)	8.3
Prepaid expenses and other current assets	(12.2)	(2.9)
Other long-term assets	(8.8)	(1.3)
Accounts payable	(1.1)	(6.0)
Accrued expenses and other long-term liabilities	6.3	1.2
Accrued compensation	(26.5)	(9.2)
Deferred revenue	6.3	(4.1)
Deferred rent	—	0.7
Net cash provided by operating activities	68.0	82.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(35.7)	(42.8)
Purchases of property and equipment	(51.0)	(34.0)
Payments on acquisitions, net of cash acquired	(40.8)	(1.7)
Other investing activities	—	0.2
Net cash used in investing activities	(127.5)	(78.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	9.4	9.2
Taxes paid related to net share settlement of stock awards	(15.2)	(16.5)
Payments on long-term debt	(11.2)	(3.8)
Other financing activities	—	(0.1)
Net cash used in financing activities	(17.0)	(11.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)
Net decrease in cash and cash equivalents	(76.2)	(7.6)
Cash and cash equivalents at beginning of period	147.4	141.9
Cash and cash equivalents at end of period	$71.2	$134.3
Non-cash transaction
Property, equipment, and purchased and internally-developed software recorded in accounts payable and accrued expenses	$8.7	$12.1
Additional disclosures
Cash paid for interest, net	$3.0	$3.6
Cash paid for taxes	$0.6	$0.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (which we refer to as the Company, we, us, or our) in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01, and include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
Related Party Transaction – We have a long-term investment in a vendor that provides business partner outsourcing services for us. The total expense related to this vendor for the three and six months ended June 30, 2017 was $15.6 million and $29.9 million, respectively, and was $11.4 million and $19.5 million for the three and six months ended June 30, 2016, respectively. The total amount payable related to this vendor at June 30, 2017 and December 31, 2016 was $5.3 million and $4.6 million, respectively.
A member of our Board of Directors also serves as a director of one of our clients. The total revenue recognized for this client for the three and six months ended June 30, 2017 was $5.1 million and $8.8 million, respectively, and was $3.8 million and $6.7 million for the three and six months ended June 30, 2016, respectively. The total receivables related to this client were $3.2 million and $1.4 million at June 30, 2017 and December 31, 2016, respectively.
Recently Adopted Pronouncement – In March 2016, the Financial Accounting Standards Board, or FASB, issued new guidance which changes the accounting for stock-based compensation. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard on January 1, 2017, using a modified retrospective approach, which requires the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application, and which resulted in a cumulative-effect increase of $49.2 million to retained earnings and deferred tax assets. Upon adoption, we now recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. We no longer present excess tax benefits within cash flows from financing activities but instead present these cash flows in cash flows from operating activities in the condensed consolidated statements of cash flows. Prior to adoption, the excess tax benefits and tax deficiencies were recorded to additional paid-in capital and excess tax benefits were not recorded until they were able to be utilized. In addition, we elected to no longer calculate an estimate of expected forfeitures and began recognizing forfeitures as they occurred, including a cumulative-effect decrease of $1.0 million to retained earnings at January 1, 2017 with the offset as an increase to additional paid-in capital. See table below for the changes in beginning stockholders' equity as a result of this implementation.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

New Accounting Pronouncements Not Yet Adopted – The new revenue recognition guidance, which was issued in March 2014 and amended thereafter, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The new revenue standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the new standard provides guidance on accounting for certain revenue-related costs including costs associated with obtaining and fulfilling a contract.
While the impact of this standard will vary across our industry peers, our unique go-to-market strategy centered around charging a percentage of our clients’ collections for our services within athenaOne deals, combined with our offering that essentially provides a series of integrated services and our clients’ ability to terminate our services at a fixed number of days’ notice without a significant penalty, will result in additional complexity in our pattern of revenue recognition as compared to the current revenue recognition pattern. We have reached conclusions on key accounting assessments; however, we are developing new processes, which requires establishing new systems and internal controls. We are also continuing to quantify the impact of the adoption of the new standard.
Under today’s accounting standards, the criterion impacting the timing of our revenue recognition is the requirement of fees to be either fixed or determinable; therefore, we do not recognize revenue for business services until these collections are posted, as the fees are not fixed or determinable until such time. The new guidance does not limit the recognition of revenue to only fees that are fixed or determinable. Instead, the standard focuses on recognizing revenue as value is transferred to customers. The impact on our athenaOne services offering is a revenue recognition model that reflects revenue recognized over time rather than delaying the recognition of revenue until the point in time in which the fees to be charged become determinable. For athenaOne arrangements, we will estimate the value of the consideration which we will earn over the remaining contractual period during which our services are provided and recognize the fees over the term. Because most of our contracts require our clients to provide a fixed number of days’ notice prior to terminating our services, our contractual terms reset daily, requiring us to estimate the amount of consideration to be paid to us over the constantly changing period in which our contracts are enforceable. As such, we believe the measurement of athenaOne-based revenue will be a significant estimate under the new revenue standard.
We anticipate that the new revenue standard will have a material impact on our consolidated financial statements with respect to the capitalization of certain commissions and contract fulfillment costs, which we currently expense as incurred. We intend to disclose the estimated impact of these costs in our subsequent quarterly filings when we are better able to estimate the impact of adoption of the standard.
The new standard provides companies with two implementation methods. Companies can choose to adopt the standard retrospectively and apply the guidance to each prior reporting period presented. Alternatively, a modified retrospective adoption methodology is permitted, whereby the cumulative impact of all prior periods would be recorded in retained earnings or other impacted balance sheet line items as of January 1, 2018, the date of adoption. Under this method, previously presented years' financial positions and results would not be adjusted; however, certain disclosures are required to be presented for comparability to prior years' results. We currently plan to adopt this standard using the modified retrospective method.
In February 2016, the FASB issued new accounting guidance for leases. The new lease guidance most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under this guidance, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of this guidance must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. In addition, the new lease guidance requires the use of the modified retrospective method. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We anticipate that this standard will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet. We currently do not intend to early adopt this standard.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

2. BUSINESS COMBINATIONS
Praxify
On June 23, 2017, we acquired Praxify Technologies, Inc., or Praxify, a Palo Alto-based company focused on reinventing how doctors work with health data to drive productivity, portability, and improved decision support. We acquired Praxify to advance our platform strategy and mobile capabilities to drive streamlined workflows and intelligence at and around the moments of care. We anticipate that this acquisition will accelerate research and development initiatives across the Company by adding significant expertise in mobile and user experience design. Additionally, the underlying technology on which Praxify is built will be integrated into our platform, and we anticipate it will create new opportunities for both internal and third-party developers to rapidly build and launch applications.
The purchase price of Praxify was $40.8 million, net of cash acquired. The purchase price excludes $16.5 million anticipated to be earned by key employees of Praxify based upon continued employment, which is accounted for as compensation expense and will be recognized in the condensed consolidated statements of income over the requisite service period. The fair value of net assets acquired primarily consisted of purchased intangible assets of $15.7 million related to technology. The $33.4 million excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is not deductible for U.S. income tax purposes. We incurred transaction costs of $1.4 million associated with this acquisition.
We believe that we have a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items, such as the working capital adjustments to the purchase price, income taxes adjustments as well as adjustments to the valuation of acquired technology are subject to change as additional information is received about facts and circumstances that existed at the date of acquisition. Thus, the provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
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
The purchase price of Patient IO was $15.2 million, net of cash acquired. The purchase price excludes $9.6 million to be earned by key employees of Patient IO based upon continued employment, which is accounted for as compensation expense and will be recognized in the condensed consolidated statements of income over the requisite service period. The fair value of net assets acquired included purchased intangible assets of $5.3 million related to technology acquired and $0.6 million related to customer relationships. The $10.7 million excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is not deductible for U.S. income tax purposes.
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
The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$9.9	$(1.9)	$8.5	$(2.7)
Weighted average shares used in computing basic net income (loss) per share	39.9	39.3	39.7	39.2
Net income (loss) per share – Basic	$0.25	$(0.05)	$0.21	$(0.07)

Net income (loss)	$9.9	$(1.9)	$8.5	$(2.7)
Weighted average shares used in computing basic net income (loss) per share	39.9	39.3	39.7	39.2
Effect of dilutive securities	0.6	—	0.7	—
Weighted average shares used in computing diluted net income (loss) per share	40.5	39.3	40.4	39.2
Net income (loss) per share – Diluted	$0.24	$(0.05)	$0.21	$(0.07)
The computation of diluted net income per share does not include 0.4 million and 0.3 million shares for the three and six months ended June 30, 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our MDP Accelerator program is designed to cultivate health care information technology start-ups and expand services offered to our provider network. MDP Accelerator portfolio investments as of June 30, 2017 and December 31, 2016 are typically made in the form of convertible notes receivable or cost method investments, which are included in investments and other assets on our condensed consolidated balance sheets. At June 30, 2017, as there is no indication of performance risk, we estimate that the fair value of the notes receivable approximates cost, based on inputs including the original transaction prices, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows.
As of June 30, 2017 and December 31, 2016, we had $281.3 million and $292.5 million, respectively, outstanding on our term loan facility and we had not drawn on the revolving credit facility under our senior credit facility. The credit facility carries a variable interest rate set at current market rates, and as such, the carrying value approximates fair value.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of June 30, 2017, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$0.1	$—	$—	$0.1
Debt securities:
MDP Accelerator portfolio	—	—	0.5	0.5
Total assets	$0.1	$—	$0.5	$0.6

	Fair Value Measurements as of December 31, 2016, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$15.0	$—	$—	$15.0
Debt securities:
MDP Accelerator portfolio	—	—	0.5	0.5
Total assets	$15.0	$—	$0.5	$15.5
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three and six months ended June 30, 2017 and 2016:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Balance, beginning of period	$0.5	$1.3	$0.5	$1.3
Conversion	—	(0.3)	—	(0.3)
Settlement	—	(0.3)	—	(0.3)
Impairment	—	—	—	—
Balance, end of period	$0.5	$0.7	$0.5	$0.7

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding management's expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; the benefits of and demand for our service offerings; the impact of new accounting pronouncements; seasonality of our business; increased automation; changes in expenses related to operations, selling and marketing, research and development, general and administrative matters, depreciation and amortization, interest and income taxes; a decrease in tenant revenue; risks related to convertible notes; the impact of litigation; the impact of foreign currency fluctuations; the impact of acquisitions and associated measurements of fair value; and liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “estimates,” or similar terminology, and the negative of these terms.
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
Overview
athenahealth, Inc. (which we refer to as athenahealth, the Company, we, or our) partners with hospital and ambulatory clients to drive clinical and financial results. We offer network-based medical record, revenue cycle, patient engagement, care coordination, and population health services, as well as Epocrates® and other point-of-care mobile applications. Our network provides clients better insight into their own organizations as well as the ability to learn from the experience of every other provider on the network. Through our model, we infuse the knowledge clients need to thrive in a changing industry directly into their workflow, from clinical guidelines to payer rules. We take on back-office work at scale so providers can focus on patients, not paperwork.
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
For the three and six months ended June 30, 2017, we generated revenue of $301.1 million and $586.5 million, respectively, compared to $261.9 million and $518.0 million for the three and six months ended June 30, 2016. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
Our revenue is predominantly derived from core athenahealth-branded business services. In most cases, we charge clients a percentage of payments collected by us on behalf of our clients, connecting our financial results directly to those of our clients and our ability to drive revenue to medical practices. Therefore, the key drivers of our revenue include growth in the number of providers working within our client accounts, the collections of these providers, and the number of services purchased. To provide these services, we incur expenses in several categories, including cost of revenue, selling and marketing, research and development, and general and administrative expense. In general, our cost of revenue increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our intended growth rate of adding new accounts to our network of ambulatory and hospital clients. Our research and development and general and administrative expense categories are less directly related to growth of revenues and relate more to our planning for the future and our overall business management activities. We manage our cash and our use of credit facilities to ensure adequate liquidity and to ensure adherence to related financial covenants.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions and update our assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. Additionally, we may employ outside experts to assist in our evaluations. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
Financial Operations Overview
Revenue. We partner with hospital and ambulatory clients to drive clinical and financial results. We derive our revenue from two sources: business services, and implementation and other services. Business services primarily consists of revenue from our athenaNet providers who use our network-enabled medical record, revenue cycle, patient engagement, care coordination, and population health services. Business services also includes revenue from Epocrates® and other point-of-care mobile applications. No single client accounted for a significant percentage of revenues for the three and six months ended June 30, 2017 and 2016.
Business Services Revenue. Business services revenue accounted for 97% of our total revenues for both the three and six months ended June 30, 2017, consistent with the three and six months ended June 30, 2016. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s or health system’s total collections depending upon the services purchased and the size, complexity, and other characteristics of the practice or health system. Accordingly, business services revenue is largely driven by: the number of clients we serve, the number of physicians and other healthcare providers working in those practices, the volume of activity and related collections of those healthcare providers, the mix of our services used by those medical practices and healthcare providers, and our contracted rates. There is moderate seasonality in the activity level and service mix of healthcare providers. Typically, discretionary use of healthcare provider services declines during the holiday season, which leads to a decline in collections by our healthcare provider clients in mid-January. Our pharmaceutical clients' budgeting process impacts the timing of sales of sponsored clinical information and decision support services associated with our mobile applications, which have historically been highest in the fourth quarter. Additionally, our revenues and operating results may fluctuate from quarter to quarter depending on a host of factors including, but not limited to, the severity, length, and timing of seasonal and pandemic illnesses, as well as significant regulatory changes that are implemented during a fiscal year. While we believe that the severity, length, and timing of seasonal and pandemic illnesses will continue to impact collections by our healthcare provider clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
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

Operating Expenses
Cost of Revenue. Cost of revenue primarily consists of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of new clients, costs associated with our business partner outsourcing arrangements and clearing house, software subscriptions, claim processing costs, certain overhead costs, depreciation of certain fixed assets, amortization of capitalized software development costs, and amortization related to certain purchased intangible assets. We currently expense implementation costs as incurred. However, we expect that upon adoption of the new revenue recognition standard on January 1, 2018, certain costs associated with implementation activities prior to go-live will be capitalized. We include in cost of revenue all service costs incurred to fulfill our client contracts and costs associated with third-party tenant and other non-core revenues. We expect to increase our overall level of automation as we become a larger operation with higher volumes of work in particular functions, geographies, and medical specialties. We expect that cost of revenue will increase in absolute terms and as a percentage of revenue in the near term as we continue to develop emerging services such as athenaOne for Hospitals and Health Systems.
Selling and Marketing Expense. Selling and marketing expense primarily consists of compensation expense (including stock-based compensation) for selling and marketing employees and marketing programs (including trade shows, brand messaging, and online initiatives), certain overhead costs, depreciation of certain fixed assets, and also includes amortization related to certain purchased intangible assets. Although we recognize substantially all of our revenue when services have been delivered, we currently recognize a large portion of our sales commission expense at the time of contract signature and an additional portion at the time our services commence. Accordingly, we incur a portion of our selling and marketing expense prior to the recognition of the corresponding revenue. We expect that, upon adoption of the new revenue recognition standard on January 1, 2018, certain commissions will be required to be capitalized. We expect to continue to increase our investment in selling and marketing by hiring additional personnel and investing in marketing campaigns to increase our access to healthcare organizations, as well as increase the awareness of athenahealth in the marketplace. As a result, we expect that, in the near-term, selling and marketing expense will increase in absolute terms. As we begin to leverage lower cost sales channels, we expect selling and marketing expense to decline as a percentage of revenue over time.
Research and Development Expense. Research and development expense primarily consists of compensation expense (including stock-based compensation) for research and development employees, consulting fees for third-party developers, certain overhead costs, and depreciation of certain fixed assets. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely remain constant as a percentage of revenue as we develop and enhance new and existing services; however, the amount of expenditures that will be capitalized as software costs versus expensed as research and development could vary based on the specific projects we undertake.
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
Income Tax (Provision) Benefit. Income tax (provision) benefit relates to federal and state jurisdictions in the United States and India. The difference between our effective tax rate and our statutory rate is mainly related to the amount of research and development credits we generate through the development of our new and enhanced services. We expect that, in the near-term, our effective tax rate will continue to be volatile due to the recognition of excess tax benefits and tax deficiencies associated with our recent adoption of the new stock-based compensation standard.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Business services revenue	$293.0	$254.1	$38.9	15%	$571.3	$501.6	$69.7	14%
Implementation and other revenue	8.1	7.8	0.3	4%	15.2	16.4	(1.2)	(7)%
Total	$301.1	$261.9	$39.2	15%	$586.5	$518.0	$68.5	13%
Total revenue for the three and six months ended June 30, 2017 increased due to an increase in business services revenue. The increase in business services revenue was primarily driven by the growth in collections processed. The amount of collections processed was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Collections processed	$6,418.8	$5,563.0	$855.8	15%	$12,444.1	$10,767.0	$1,677.1	16%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Cost of revenue	$143.8	$132.9	$10.9	8%	$288.2	$265.3	$22.9	9%
Cost of Revenue. Cost of revenue increased primarily due to compensation costs, which increased $5.0 million and $9.8 million in the three and six months ended June 30, 2017, respectively, as a result of a 17% increase in headcount from June 30, 2016. We increased headcount due to an increase in the number of providers added to the network and the expansion of our emerging services. In addition, cost of revenue increased $2.2 million and $5.5 million in the three and six months ended June 30, 2017, respectively, due to external hosting and software-as-a-service subscriptions necessary to support our clients and our operations.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Selling and marketing	$65.0	$68.2	$(3.2)	(5)%	$130.7	$128.0	$2.7	2%
Research and development	42.4	28.8	13.6	47%	85.2	59.1	26.1	44%
General and administrative	37.7	33.3	4.4	13%	69.1	66.6	2.5	4%
Total	$145.1	$130.3	$14.8	11%	$285.0	$253.7	$31.3	12%
Selling and Marketing Expense. Selling and marketing expense decreased for the three months ended June 30, 2017. The decrease in the three months ended June 30, 2017 was primarily due to a $4.2 million decrease in marketing program spend. Selling and marketing expense increased for the six months ended June 30, 2017 due to a $2.7 million increase in commissions expense.
Research and Development Expense. Research and development expense increased for the three and six months ended June 30, 2017 primarily due to compensation costs driven by our re-platforming work and investments in our hospital service. Compensation costs increased $9.6 million and $17.0 million for the three and six months ended June 30, 2017, respectively, largely due to an increase in expensed versus capitalized projects in the current periods. In addition, amortization expense increased $3.2 million in the six months ended June 30, 2017 primarily due to capitalized software projects that were ultimately decided not to be placed in service during the first quarter of 2017.
General and Administrative Expense. General and administrative expense increased for the three and six months ended June 30, 2017 primarily due to the use of consultants. Consulting expense increased $4.1 million and $4.6 million for the three and six months ended June 30, 2017. We used consultants primarily to temporarily staff open positions and to assist in our analysis and implementation of the new revenue recognition standard.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Income tax (provision) benefit	$(0.6)	$0.9	$(1.5)	(167)%	$(1.9)	$1.6	$(3.5)	(219)%
Effective tax rate	5.7%	32.1%			18.3%	37.2%
Income Tax (Provision) Benefit. The difference in our effective tax rate for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, is primarily due to the impact of the implementation of the new stock-based compensation standard, as excess tax benefits and shortfalls are now recorded in the income tax benefit or provision versus in additional paid-in capital, where they were recorded historically.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2017, our principal source of liquidity consisted of cash and cash equivalents of $71.2 million compared to cash and cash equivalents of $147.4 million as of December 31, 2016.
On May 5, 2015, we entered into an amended and restated credit agreement, which we refer to as the 2015 Credit Agreement, which provided for a $500.0 million senior credit facility consisting of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility, which we refer to as the 2015 Senior Credit Facility. As of June 30, 2017 and December 31, 2016, we had $281.3 million and $292.5 million, respectively, outstanding on the unsecured term loan facility. As of both June 30, 2017 and December 31, 2016, we had $200.0 million available on the unsecured revolving credit facility.
The 2015 Credit Agreement may be used to refinance existing indebtedness, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage, consolidated leverage, and consolidated senior leverage ratios), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty. As of June 30, 2017, we were in compliance with our covenants under the 2015 Credit Agreement.
Our cash balance declined in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to our acquisition of Praxify Technologies, Inc., or Praxify. However, we believe our current sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the normal course of business in the foreseeable future. Our 2015 Senior Credit Facility, including our currently unutilized $200.0 million line of credit, provides additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients, as well as the corresponding increase in billings and collections. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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

Operating Cash Flow Activities

	Six Months Ended June 30,
	2017	2016	Change
	(in millions)
Net income (loss)	$8.5	$(2.7)	$11.2
Non-cash adjustments	104.2	98.0	6.2
Net income after non-cash adjustments are added back	112.7	95.3	17.4
Cash used in changes in operating assets and liabilities	(44.7)	(13.3)	(31.4)
Net cash provided by operating activities	$68.0	$82.0	$(14.0)
Net cash provided by operating activities decreased $14.0 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in cash used in operating assets and liabilities is mainly driven by a $17.0 million increase in accounts receivable and a $17.3 million decrease in accrued compensation. The increase in accounts receivable is a result of continued revenue growth in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in accrued compensation in the six months ended June 30, 2017 is primarily due to lower accrued payroll due to the timing of payments. These decreases are partially offset by a $17.4 million increase in operating cash flows in the six months ended June 30, 2017, primarily driven by the change in net income (loss) excluding the effect of non-cash items.
Investing Cash Flow Activities
Net cash used in investing activities increased $49.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a $39.1 million increase in payments on acquisitions, net of cash acquired, as a result of our purchase of Praxify. Net cash used in investing activities was also impacted by a $17.0 million increase in purchases of property, plant and equipment. We expect to continue to invest in capitalized software costs and property and equipment as we continue to develop new and enhance existing services and execute the master plan for our company headquarters, respectively.
Financing Cash Flow Activities
The increase in net cash used in financing activities was $5.8 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to an additional $7.4 million in principal payments on our 2015 Senior Credit Facility in the six months ended June 30, 2017 that were not made during the six months ended June 30, 2016.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises primarily due to the increase in the issuance of restricted stock units compared to stock options.
Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our consolidated revenues are generated outside of the United States. Some of our contracts with offshore vendors are denominated in currencies other than the U.S. dollar, namely Indian rupees. For both the three and six months ended June 30, 2017, approximately 2% of our expenses occurred in our direct subsidiary in India, compared to 1% for the same periods in 2016. We therefore do not believe that the risk of a significant impact on our operating income from foreign currency fluctuations is likely.
Interest Rate Risk. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate, or LIBOR, plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of June 30, 2017 would result in an annual change in interest expense of $2.8 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2017 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 21, 2015, a class action petition was filed by St. Louis Heart Center, Inc. in the State Circuit Court of St. Louis County, Missouri, against athenahealth. The petition alleges we violated the Telephone Consumer Protection Act.  Following service, we removed the case to federal court in the United States District Court for the Eastern District of Missouri, Case No. 4:15-cv-01215. After filing our answer in the case on March 8, 2016, we moved for and obtained a stay of the action pending a decision by the U.S. Court of Appeals for the D.C. Circuit in Bais Yaakov of Spring Valley v. FCC, No. 14-1234, regarding the validity of a regulation promulgated by the Federal Communications Commission, or FCC, relating to the claims asserted in the petition. On March 31, 2017, the U.S. Court of Appeals for the D.C. Circuit issued its decision, invalidating the FCC regulation in question. On April 7, 2017, we notified the federal court of the U.S. Court of Appeals for the D.C. Circuit's decision in Bais Yaakov. On joint motion of the parties, the federal court on May 9, 2017 reinstated the stay, which remains in effect, pending any further appellate review of the D.C. Circuit’s decision in Bais Yaakov.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101*^	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL:
(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statements of Income
(iii) the Condensed Consolidated Statements of Comprehensive Income
(iv) the Condensed Consolidated Statements of Cash Flows
(v) the Notes to Condensed Consolidated Financial Statements

*	Filed or furnished herewith.
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
Date: July 20, 2017