Form 10-Q
period 2017-09-30
ATHENAHEALTH INC
filed 2017-10-19
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At October 16, 2017, the registrant had 40,017,689 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in millions, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$122.7	$147.4
Accounts receivable, net	163.9	161.6
Prepaid expenses and other current assets	42.8	34.2
Total current assets	329.4	343.2
Property and equipment, net	361.5	347.7
Capitalized software costs, net	136.0	125.8
Purchased intangible assets, net	113.7	112.1
Goodwill	274.4	240.7
Deferred tax asset, net	44.9	2.2
Investments and other assets	24.4	17.5
Total assets	$1,284.3	$1,189.2
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$10.7	$9.5
Accrued compensation	83.7	89.7
Accrued expenses	53.9	51.7
Current portion of long-term debt	18.3	18.3
Deferred revenue	30.9	28.7
Total current liabilities	197.5	197.9
Deferred rent, net of current portion	29.8	30.8
Long-term debt, net of current portion	258.1	272.8
Deferred revenue, net of current portion	48.6	48.4
Other long-term liabilities	5.2	6.0
Total liabilities	539.2	555.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5.0 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 125.0 shares authorized; 41.3 shares issued and 40.0 shares outstanding at September 30, 2017; 40.8 shares issued and 39.5 shares outstanding at December 31, 2016	0.4	0.4
Additional paid-in capital	633.3	591.5
Treasury stock, at cost, 1.3 shares	(1.2)	(1.2)
Accumulated other comprehensive loss	(0.6)	(0.9)
Retained earnings	113.2	43.5
Total stockholders’ equity	745.1	633.3
Total liabilities and stockholders’ equity	$1,284.3	$1,189.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Business services	$295.8	$267.1	$867.1	$768.7
Implementation and other	8.8	9.6	24.0	26.0
Total revenue	304.6	276.7	891.1	794.7
Cost of revenue	144.0	134.7	432.2	400.0
Gross profit	160.6	142.0	458.9	394.7
Other operating expenses:
Selling and marketing	61.8	61.5	192.5	189.5
Research and development	44.8	31.0	130.0	90.1
General and administrative	35.4	34.3	104.5	100.9
Total other operating expenses	142.0	126.8	427.0	380.5
Operating income	18.6	15.2	31.9	14.2
Other expense	(1.4)	(1.4)	(4.3)	(4.7)
Income before income tax (provision) benefit	17.2	13.8	27.6	9.5
Income tax (provision) benefit	(4.2)	0.1	(6.1)	1.7
Net income	$13.0	$13.9	$21.5	$11.2
Net income per share – Basic	$0.33	$0.35	$0.54	$0.29
Net income per share – Diluted	$0.32	$0.35	$0.53	$0.28
Weighted average shares used in computing net income per share:
Basic	39.9	39.4	39.8	39.2
Diluted	40.7	40.0	40.6	40.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$13.0	$13.9	$21.5	$11.2
Other comprehensive income
Unrealized gain on change in fair value of interest rate swap, net of tax	—	0.1	—	0.1
Foreign currency translation adjustment	(0.1)	0.1	0.3	—
Total other comprehensive (loss) income	(0.1)	0.2	0.3	0.1
Comprehensive income	$12.9	$14.1	$21.8	$11.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in millions)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21.5	$11.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.3	104.0
Excess tax benefit from stock-based awards	—	(1.4)
Deferred income tax	4.2	(3.1)
Stock-based compensation expense	42.5	50.7
Other reconciling adjustments	(0.1)	(0.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(2.2)	(3.1)
Prepaid expenses and other current assets	(8.6)	(7.7)
Other long-term assets	(6.8)	(3.2)
Accounts payable	0.6	2.2
Accrued expenses and other long-term liabilities	2.4	1.4
Accrued compensation	(8.2)	(7.5)
Deferred revenue	2.4	(7.8)
Deferred rent	(0.4)	0.6
Net cash provided by operating activities	156.6	136.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(55.1)	(68.1)
Purchases of property and equipment	(66.8)	(52.9)
Payments on acquisitions, net of cash acquired	(41.1)	(16.9)
Other investing activities	—	0.9
Net cash used in investing activities	(163.0)	(137.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans and warrants	13.4	14.1
Taxes paid related to net share settlement of stock awards	(17.1)	(18.7)
Excess tax benefit from stock-based awards	—	1.4
Payments on long-term debt	(15.0)	(7.5)
Other financing activities	0.1	(0.1)
Net cash used in financing activities	(18.6)	(10.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)
Net decrease in cash and cash equivalents	(24.7)	(11.9)
Cash and cash equivalents at beginning of period	147.4	141.9
Cash and cash equivalents at end of period	$122.7	$130.0
Non-cash transaction
Property, equipment, and purchased and internally-developed software recorded in accounts payable and accrued expenses	$12.6	$7.9
Additional disclosures
Cash paid for interest, net	$4.5	$5.0
Cash paid for taxes	$1.1	$0.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (which we refer to as the Company, we, us, or our) in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01, and include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
Subsequent Event – On October 13, 2017, the Board of Directors approved a comprehensive plan, which we refer to as the Plan, designed to increase strategic focus and improve operational efficiency. Implementation of the Plan is expected to result in cumulative pre-tax charges of approximately $15 million to $25 million, primarily related to workforce reductions.
Related Party Transaction – We have a long-term investment in Access Healthcare Services Private Limited, a vendor that provides business partner outsourcing services for us. The total expense related to this vendor for the three and nine months ended September 30, 2017 was $15.6 million and $45.5 million, respectively, and was $12.0 million and $31.5 million for the three and nine months ended September 30, 2016, respectively. The total amount payable related to this vendor at September 30, 2017 and December 31, 2016 was $5.4 million and $4.6 million, respectively.
A member of our Board of Directors also serves as a director of one of our clients. The total revenue recognized for this client for the three and nine months ended September 30, 2017 was $4.8 million and $14.3 million, respectively, and was $3.8 million and $10.3 million for the three and nine months ended September 30, 2016, respectively. The total receivables related to this client were $1.6 million and $1.4 million at September 30, 2017 and December 31, 2016, respectively.
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

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
BALANCE – December 31, 2016	40.8	$0.4	$591.5	(1.3)	$(1.2)	$(0.9)	$43.5	$633.3
Cumulative effect of adoption of new accounting standard	—	—	1.0	—	—	—	48.2	49.2
BALANCE – January 1, 2017	40.8	$0.4	$592.5	(1.3)	$(1.2)	$(0.9)	$91.7	$682.5

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
While the impact of this standard will vary across our industry peers, our unique go-to-market strategy centered around charging a percentage of our clients’ collections for our services within athenaOne deals, combined with our offering that essentially provides a series of integrated services and our clients’ ability to terminate our services at a fixed number of days’ notice without a significant penalty, will result in additional complexity in our pattern of revenue recognition compared to the current revenue recognition pattern. We have reached conclusions on key accounting assessments and are completing the development of new processes to prepare for the adoption of and ongoing accounting under the new standard. These new processes include implementing a new information technology system and creating additional internal controls over financial reporting.
We are continuing to quantify the impact of the adoption of the new standard, as well as its continuing impact to our financial statements after adoption. Under today’s accounting standards, the criterion impacting the timing of our revenue recognition is the requirement of fees to be either fixed or determinable; therefore, we do not recognize revenue for many athenaOne-based business services deals until these collections are posted, as the fees are not fixed or determinable until such time. The new guidance does not limit the recognition of revenue to only fees that are fixed or determinable. Instead, the standard focuses on recognizing revenue as value is transferred to customers. The impact on our athenaOne services offering is a revenue recognition and reporting model that reflects revenue recognized over time rather than delaying the recognition of revenue until the point in time in which the fees to be charged become determinable. For athenaOne arrangements, we will estimate the value of the consideration we will earn over the remaining contractual period as our services are provided and recognize the fees over the term; this estimation typically involves predicting the amounts our clients will ultimately collect associated with the services they provide with the assistance of athenaNet. Because most of our contracts require our clients to provide a fixed number of days’ notice prior to terminating our services, our contractual terms reset daily, requiring us to estimate the amount of consideration to be paid to us over the constantly changing period in which our contracts are legally enforceable. As such, we believe the measurement of athenaOne-based revenue will be a significant estimate under the new revenue standard.
We anticipate that the new revenue standard will have a material impact on our consolidated financial statements with respect to the capitalization of certain commissions and contract fulfillment costs, which we currently expense as incurred. Under the new standard, certain costs to obtain a contract, which primarily relate to commissions paid to employees and third parties, and our contract fulfillment costs, which primarily relate to the implementation of a client, will be deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected.
The new standard provides companies with two implementation methods. Companies can choose to adopt the standard retrospectively and apply the guidance to each prior reporting period presented. Alternatively, a modified retrospective adoption methodology is permitted, whereby the cumulative impact of all prior periods would be recorded in retained earnings or other impacted balance sheet line items as of January 1, 2018, the date of adoption. Under this method, previously presented years’ financial positions and results would not be adjusted; however, certain disclosures are required to be presented for comparability to prior years’ results. We plan to adopt this standard using the modified retrospective method. Under the modified retrospective adoption method, we have elected to retroactively adjust only those contracts that do not meet the definition of a completed contract at the date of initial application. As a result, our initial adjustments to costs to obtain and costs to fulfill a contract may not be indicative of future capitalization amounts once the new revenue standard is effective.
In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments, which are currently carried at cost, but will be measured at fair value in our consolidated statement of income. We are evaluating the impact to our consolidated financial statements but expect that it could have a significant impact, including additional volatility in other income (expense) within our statement of income in future periods as a result of the measurement of equity securities upon observable price changes and impairments. We expect to elect the measurement alternative for all equity investments without readily determinable fair values, which is defined as cost, less impairments, adjusted by observable price changes on a prospective basis. This guidance is effective for public companies athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted with specific application guidance; we currently do not expect that we will early adopt this standard.
In February 2016, the FASB issued new accounting guidance for leases. The new lease guidance most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under this guidance, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement reflects lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of this guidance must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In addition, the new lease guidance requires the use of the modified retrospective method. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We anticipate that this standard will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet. We currently do not intend to early adopt this standard.

2. BUSINESS COMBINATIONS
Praxify
On June 23, 2017, we acquired Praxify Technologies, Inc., or Praxify, a Palo Alto-based company focused on reinventing how doctors work with health data to drive productivity, portability, and improved decision support. We acquired Praxify to advance our platform strategy and mobile capabilities to drive streamlined workflows and intelligence at and around the moments of care. We anticipate that this acquisition will accelerate our research and development initiatives by adding significant expertise in mobile and user experience design. Additionally, the underlying technology on which Praxify is built will be integrated into our platform, and we anticipate it will create new opportunities for both internal and third-party developers to rapidly build and launch applications.
The purchase price of Praxify was $41.1 million, net of cash acquired. The purchase price excludes $16.5 million anticipated to be earned by key employees of Praxify based upon continued employment, which is accounted for as compensation expense and will be recognized in the condensed consolidated statements of income over the requisite service period. The fair value of net assets acquired primarily consisted of purchased intangible assets of $15.7 million related to technology. The $33.8 million excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is not deductible for U.S. income tax purposes. We incurred transaction costs of $1.4 million associated with this acquisition.
We believe that we have a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items, such as the working capital adjustments to the purchase price, income taxes adjustments, and adjustments to the valuation of acquired technology, are subject to change as additional information is received about facts and circumstances that existed at the date of acquisition. Thus, the provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
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
Arsenal Health
On April 11, 2016, we acquired Arsenal Health, formerly known as Smart Scheduling, Inc., for $1.7 million. We purchased Arsenal Health to add its schedule optimization functionality to our athenaCoordinator offering. We expect this acquisition to accelerate our capabilities in machine learning and predictive analytics. The fair value of the purchased intangible assets related to technology acquired was $0.9 million. The $0.8 million excess of purchase consideration over the fair value of the purchased intangible assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. In conjunction with this acquisition, Smart Scheduling, Inc. settled the convertible note receivable and related interest from our More Disruption Please, or MDP, Accelerator Program, which represented a total fair value of $0.3 million.
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
The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$13.0	$13.9	$21.5	$11.2
Weighted average shares used in computing basic net income per share	39.9	39.4	39.8	39.2
Net income per share – Basic	$0.33	$0.35	$0.54	$0.29

Net income	$13.0	$13.9	$21.5	$11.2
Weighted average shares used in computing basic net income per share	39.9	39.4	39.8	39.2
Effect of dilutive securities	0.8	0.6	0.8	0.8
Weighted average shares used in computing diluted net income per share	40.7	40.0	40.6	40.0
Net income per share – Diluted	$0.32	$0.35	$0.53	$0.28
The computation of diluted net income per share does not include 0.2 million and 0.4 million shares for the three and nine months ended September 30, 2017, respectively, and 0.3 million and 0.4 million shares for the three and nine months ended September 30, 2016, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

financial instruments. Money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our MDP Accelerator program is designed to cultivate health care information technology start-ups and expand services offered to our provider network. MDP Accelerator portfolio investments as of September 30, 2017 and December 31, 2016 are typically made in the form of convertible notes receivable or cost method investments, which are included in investments and other assets on our condensed consolidated balance sheets. At September 30, 2017, as there is no indication of performance risk, we estimate that the fair value of the notes receivable approximates cost, based on inputs including the original transaction prices, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows.
As of September 30, 2017 and December 31, 2016, we had $277.5 million and $292.5 million, respectively, outstanding on our term loan facility and we had not drawn on the revolving credit facility under our senior credit facility. The credit facility carries a variable interest rate set at current market rates, and as such, the carrying value approximates fair value.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of September 30, 2017, Using
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
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three and nine months ended September 30, 2017 and 2016:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Balance, beginning of period	$0.5	$0.7	$0.5	$1.3
Conversion	—	—	—	(0.3)
Settlement	—	—	—	(0.3)
Impairment	—	(0.5)	—	(0.5)
Balance, end of period	$0.5	$0.2	$0.5	$0.2

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding management's expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; statements regarding the implementation, timing and impact of the Plan (as defined below); the benefits of and demand for our service offerings; the impact of new accounting pronouncements; seasonality of our business; increased automation; changes in expenses related to operations, selling and marketing, research and development, general and administrative matters, depreciation and amortization, interest and income taxes; the impact of litigation; the impact of foreign currency fluctuations; the impact of acquisitions and associated measurements of fair value; and liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “estimates,” or similar terminology, and the negative of these terms.
Forward-looking statements are not promises or guarantees of future performance, and are subject to a variety of risks and uncertainties, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in these forward-looking statements. These factors include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, under the heading Part I, Item 1A, “Risk Factors,” our Quarterly Reports on Form 10-Q for previous 2017 fiscal quarters, and any set forth below in this Quarterly Report on Form 10-Q, in each case under Part II, Item 1A, “Risk Factors.”
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
We deliver the majority of our service offerings through a single instance of cloud-based software, which we refer to as athenaNet. Our model combines a cloud-based network, knowledge, and back-office work, which we refer to as network, knowledge, and work, to help healthcare providers leverage technology to automate certain back-office tasks, assist at the point of care, and adapt to changes in government regulatory schemes or billing requirements of payers. We believe that including our clients on the same instance of software creates a network effect that enables each client to benefit from the collective experience of other clients. As our network grows, we believe these benefits also expand and accrue to the benefit of all clients on the network. athenaNet acts as a conduit for the exchange of information among clients, payers, trading partners, and our own experienced team. It enables us to learn continuously, innovate with agility, and deliver near-instant updates that we believe rapidly improve performance. In addition, our clients benefit from back-office administrative work that we perform on their behalf. This work ranges from receiving, scanning, and delivering faxes to tracking claims with payers and managing denials. We automate this work whenever possible; when automation is not an option, we perform the work at massive scale with our internal team. The knowledge we gain from doing work for our clients and discovering ways to improve their performance is culled, curated, and captured within athenaNet through mechanisms that include our proprietary billing rules engine and clinical quality management engine. Using this knowledge, we also proactively coach our clients on best practices to help improve their performance. As we work with clients, payers, and other industry trading partners, more knowledge is infused into each service, which we believe makes athenaNet “smarter” and more powerful for our clients. This unique combination of network, knowledge, and work is fundamental to our service model and value proposition to clients.
For the three and nine months ended September 30, 2017, we generated revenue of $304.6 million and $891.1 million, respectively, compared to $276.7 million and $794.7 million for the three and nine months ended September 30, 2016. Given the scope of our market opportunity, we have also increased our spending each year on growth, innovation, and infrastructure.
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
Financial Operations Overview
Revenue. We partner with hospital and ambulatory clients to drive clinical and financial results. We derive our revenue from two sources: business services, and implementation and other services. Business services primarily consists of revenue from our athenaNet providers who use our network-enabled medical record, revenue cycle, patient engagement, care coordination, and population health services. Business services also includes revenue from Epocrates® and other point-of-care mobile applications. No single client accounted for a significant percentage of revenues for the three and nine months ended September 30, 2017 and 2016.
Business Services Revenue. Business services revenue accounted for 97% of our total revenues for both the three and nine months ended September 30, 2017, consistent with the three and nine months ended September 30, 2016. Business services revenue for athenahealth-branded services is typically 2% to 8% of a practice’s or health system’s total collections depending upon the services purchased and the size, complexity, and other characteristics of the practice or health system. Accordingly, business services revenue is largely driven by: the number of clients we serve, the number of physicians and other healthcare providers working in those practices, the volume of activity and related collections of those providers, the mix of our services used by those medical practices and healthcare providers, and our contracted rates. There is moderate seasonality in the activity level and service mix of healthcare providers. Typically, discretionary use of healthcare provider services declines during the holiday season, which leads to a decline in collections by our healthcare provider clients in mid-January. Our pharmaceutical clients’ budgeting process impacts the timing of sales of sponsored clinical information and decision support services associated with our mobile applications, which have historically been highest in the fourth quarter. Additionally, our revenues and operating results may fluctuate from quarter to quarter depending on a host of factors including, but not limited to, the severity, length, and timing of seasonal and pandemic illnesses, as well as significant regulatory changes that are implemented during a fiscal year. While we believe that the severity, length, and timing of seasonal and pandemic illnesses will continue to impact collections by our healthcare provider clients, there can be no assurance that our future sales of these services will necessarily follow historical patterns.
Implementation and Other Revenue. Implementation and other revenue consists of all non-core revenue streams, and includes the amortization of deferred revenue on implementation services, as well as third-party operating lease-based tenant revenue. We expect the amortization of deferred implementation fees to decline, as we began including implementation fees in our ongoing monthly rate in 2014 for newly acquired clients.

Operating Expenses
On October 13, 2017, the Board of Directors approved, and on October 19, 2017, the Company announced, a comprehensive plan, which we refer to as the Plan, designed to increase strategic focus and improve operational efficiency. The Plan is expected to generate $100 million to $115 million in gross pre-tax expense savings. In connection with the Plan, the Company is expected to reduce its workforce by approximately 9%. Implementation of the Plan is expected to result in cumulative pre-tax charges of approximately $15 million to $25 million, primarily related to workforce reductions. The Company currently anticipates completing the majority of the activities related to the Plan by the end of 2018.
Cost of Revenue. Cost of revenue primarily consists of compensation expense (including stock-based compensation) related to personnel who provide services, including implementation of new clients, costs associated with our business partner outsourcing arrangements and clearing house, software subscriptions, claim processing costs, costs associated with third-party tenant and other non-core revenues, certain overhead costs, depreciation of certain fixed assets, and amortization of capitalized software development costs and certain purchased intangible assets. We currently expense implementation costs as incurred. However, we expect that upon adoption of the new revenue recognition standard on January 1, 2018, certain costs associated with implementation activities prior to go-live will be capitalized and amortized ratably on a straight-line basis over the average expected customer life. We expect to increase our overall level of automation as we become a larger operation with higher volumes of work in particular functions, lower cost geographies, and medical specialties, as well as streamlining and simplifying client support. However, we will continue to perform work on our clients’ behalf, which will require investments in the near future. Based on current accounting guidance, we expect that cost of revenue will increase in absolute terms and eventually decrease as a percentage of revenue, although we expect that this will take time to be realized, as new investments will be made ahead of automation.
Selling and Marketing Expense. Selling and marketing expense primarily consists of compensation expense (including stock-based compensation) for selling and marketing employees, marketing programs (including trade shows, brand messaging, and online initiatives), certain overhead costs, depreciation of certain fixed assets, and amortization of certain purchased intangible assets. Although we recognize substantially all revenue when services have been delivered, we recognize a large portion of our sales commission expense at the time of contract signature and an additional portion at the time our services commence. Accordingly, we incur a portion of our selling and marketing expense prior to the recognition of the corresponding revenue. We expect that, upon adoption of the new revenue recognition standard on January 1, 2018, certain commissions will be capitalized and amortized ratably on a straight-line basis over the average expected customer life. In connection with the Plan, we are and plan to further continue right-sizing our selling and marketing expense for today’s market conditions, while reallocating resources toward our best opportunity to gain share. As a result, we expect that, in the near-term, selling and marketing expense will decline as a percentage of revenue.
Research and Development Expense. Research and development expense primarily consists of compensation expense (including stock-based compensation) for research and development employees, consulting fees for third-party developers, certain overhead costs, and depreciation of certain fixed assets. We expect that, in the near-term, research and development expenditures will increase in absolute terms and will likely remain constant to slightly up as a percentage of revenue as we develop and enhance new and existing services; however, the amount of expenditures that will be capitalized as software costs versus expensed as research and development costs could vary based on the specific projects we undertake.
General and Administrative Expense. General and administrative expense primarily consists of compensation expense (including stock-based compensation) for administrative employees, professional fees for third-party accountants, lawyers, and consultants, certain overhead expenses, and depreciation of certain fixed assets. We expect that general and administrative expense will slightly decrease with the implementation of the Plan, but increase modestly in absolute terms over time as we make investments to support our growth. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of revenue over time.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Business services revenue	$295.8	$267.1	$28.7	11%	$867.1	$768.7	$98.4	13%
Implementation and other revenue	8.8	9.6	(0.8)	(8)%	24.0	26.0	(2.0)	(8)%
Total	$304.6	$276.7	$27.9	10%	$891.1	$794.7	$96.4	12%
Total revenue for the three and nine months ended September 30, 2017 increased due to an increase in business services revenue. The increase in business services revenue was primarily driven by the growth in collections processed. The amount of collections processed was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Collections processed	$6,487.6	$5,715.0	$772.6	14%	$18,931.7	$16,481.0	$2,450.7	15%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Cost of revenue	$144.0	$134.7	$9.3	7%	$432.2	$400.0	$32.2	8%
Cost of Revenue. Cost of revenue increased primarily due to compensation costs and costs associated with our business partner outsourcing and clearing house activities. Compensation costs increased $4.7 million and $14.5 million in the three and nine months ended September 30, 2017, respectively, as a result of a 10% increase in headcount from September 30, 2016. We increased headcount due to an increase in the number of providers added to the network and the expansion of our emerging services.
In addition, costs associated with our business partner outsourcing and clearing house activities increased $4.3 million and $10.0 million in the three and nine months ended September 30, 2017, respectively, as the number of claims that we processed on behalf of our clients increased during those same periods. The total claims submitted on behalf of clients were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Total claims submitted	47.9	42.6	5.3	12%	143.5	126.1	17.4	14%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Selling and marketing	$61.8	$61.5	$0.3	—%	$192.5	$189.5	$3.0	2%
Research and development	44.8	31.0	13.8	45%	130.0	90.1	39.9	44%
General and administrative	35.4	34.3	1.1	3%	104.5	100.9	3.6	4%
Total	$142.0	$126.8	$15.2	12%	$427.0	$380.5	$46.5	12%
Selling and Marketing Expense. Selling and marketing expense stayed relatively flat for both the three and nine months ended September 30, 2017. Although compensation costs increased $3.5 million and $11.4 million for the three and nine months ended September 30, 2017, respectively, such increases were offset by $4.1 million and $10.4 million decreases in marketing program spend for the three and nine months ended September 30, 2017, respectively, as we pursued cost-saving opportunities.
Research and Development Expense. Research and development expense increased for the three and nine months ended September 30, 2017 primarily due to compensation costs driven by our platform strategy work and investments in our hospital service. Compensation costs increased $7.8 million and $24.8 million for the three and nine months ended September 30, 2017, respectively, largely due to an increase in expensed versus capitalized projects in the current periods. In addition, key employee retention costs associated with our acquisitions of Filament Labs, Inc., or Patient IO, and Praxify Technologies, Inc., or Praxify, contributed $2.3 million and $4.8 million, respectively, to research and development expense in the three and nine months ended September 30, 2017.
General and Administrative Expense. General and administrative expense increased for the three and nine months ended September 30, 2017 primarily due to the use of consultants. Consulting expense increased $5.3 million and $9.9 million for the three and nine months ended September 30, 2017, respectively. We used consultants in numerous capacities, including assistance in identifying significant cost-savings opportunities related to the Plan, temporarily staffing open positions, and assisting in our analysis and implementation of the new revenue recognition standard.
The increase in consulting fees in the three and nine months ended September 30, 2017 was largely offset by the absence of lease termination and exit costs in the current year, which accounted for $2.3 million and $4.0 million of general and administrative expense during those same periods in the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(in millions)				(in millions)
Income tax (provision) benefit	$(4.2)	$0.1	$(4.3)	*	$(6.1)	$1.7	$(7.8)	*
Effective tax rate	24.4%	(0.7)%			22.1%	(17.9)%

* Percentage change is not meaningful.
Income Tax (Provision) Benefit. The difference in our effective tax rate for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, is primarily due to the impact of the implementation of the new stock-based compensation standard, as excess tax benefits and shortfalls are now recorded in the income tax benefit or provision versus in additional paid-in capital, where they were recorded historically.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2017, our principal source of liquidity consisted of cash and cash equivalents of $122.7 million compared to cash and cash equivalents of $147.4 million as of December 31, 2016. In addition, we have a credit agreement, which consists of a $500.0 million senior credit facility comprised of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility, which we refer to as the 2015 Senior Credit Facility. As of September 30, 2017 and December 31, 2016, we had $277.5 million and $292.5 million, respectively, outstanding on the unsecured term loan facility. As of both September 30, 2017 and December 31, 2016, we had $200.0 million available on the unsecured revolving credit facility.
Our credit agreement may be used to refinance existing indebtedness, and for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage, consolidated leverage, and consolidated senior leverage ratios), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty. As of September 30, 2017, we were in compliance with our covenants under the 2015 credit agreement.
Our cash balance declined in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to our acquisition of Praxify. However, we believe our current sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the normal course of business in the foreseeable future. Our 2015 Senior Credit Facility, including our currently unutilized $200.0 million line of credit, provides additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients, as well as the corresponding increase in billings and collections. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.

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
Operating Cash Flow Activities

	Nine Months Ended September 30,
	2017	2016	Change
	(in millions)
Net income	$21.5	$11.2	$10.3
Non-cash adjustments	155.9	149.9	6.0
Net income after non-cash adjustments are added back	177.4	161.1	16.3
Cash used in changes in operating assets and liabilities	(20.8)	(25.1)	4.3
Net cash provided by operating activities	$156.6	$136.0	$20.6
Net cash provided by operating activities increased $20.6 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in net income excluding the effect of non-cash items.
Investing Cash Flow Activities
Net cash used in investing activities increased $26.0 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a $24.2 million increase in payments on acquisitions, net of cash acquired, as a result of our purchase of Praxify. We expect to continue to invest in capitalized software costs and property and equipment as we continue to develop new and enhance existing services, respectively.
Financing Cash Flow Activities
The increase in net cash used in financing activities was $7.8 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to an additional $7.5 million in principal payments on our 2015 Senior Credit Facility in the nine months ended September 30, 2017 that were not made during the nine months ended September 30, 2016.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises primarily due to the increase in the issuance of restricted stock units compared to stock options.
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our consolidated revenues is generated outside of the United States. Some of our contracts with offshore vendors are denominated in currencies other than the U.S. dollar, namely Indian rupees. For both the three and nine months ended September 30, 2017, approximately 2% of our expenses occurred in our operations in India, compared to 1% for the same periods in 2016. We therefore do not believe that the risk of a significant impact on our operating income from foreign currency fluctuations is likely.
Interest Rate Risk. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate, or LIBOR, plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of September 30, 2017 would result in an annual change in interest expense of $2.8 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2017 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 21, 2015, a class action petition was filed by St. Louis Heart Center, Inc. in the State Circuit Court of St. Louis County, Missouri, against athenahealth. The petition alleges we violated the Telephone Consumer Protection Act.  Following service, we removed the case to federal court in the United States District Court for the Eastern District of Missouri, Case No. 4:15-cv-01215. After filing our answer in the case on March 8, 2016, we moved for and obtained a stay of the action pending a decision by the U.S. Court of Appeals for the D.C. Circuit in Bais Yaakov of Spring Valley v. FCC, No. 14-1234, regarding the validity of a regulation promulgated by the Federal Communications Commission, or FCC, relating to the claims asserted in the petition. On March 31, 2017, the U.S. Court of Appeals for the D.C. Circuit issued its decision, invalidating the FCC regulation in question. On April 7, 2017, we notified the federal court of the U.S. Court of Appeals for the D.C. Circuit's decision in Bais Yaakov. On joint motion of the parties, the federal court on May 9, 2017 reinstated the stay, pending any further appellate review of the D.C. Circuit’s decision in Bais Yaakov. On September 5, 2017, a petition for a writ of certiorari as to the D.C. Circuit's decision in Bais Yaakov was filed with the United State Supreme Court, which remains pending.

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

†10.1
Separation Agreement between athenahealth, Inc. and Karl Stubelis, dated July 10, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 14, 2017).

†10.2
Employment Agreement between athenahealth, Inc. and John A. Kane, dated July 21, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by the Company on July 25, 2017).

10.3
Amended and Restated Services Agreement by and between athenahealth, Inc. and Access Healthcare Services USA, LLC, dated August 8, 2017, portions of which have been omitted pursuant to a confidential treatment request (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 10, 2017).

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101*	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL:
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

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer, President, and Chairman

By:	/s/ John A. Kane
John A. Kane
Interim Chief Financial Officer
Date: October 19, 2017