Form 10-Q
period 2018-03-31
ATHENAHEALTH INC
filed 2018-04-26
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At April 24, 2018, the registrant had 40,409,721 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017 (1)
Revenue	$329.4	$285.4
Cost of revenue (2)	154.0	144.4
Gross profit	175.4	141.0
Other operating expenses:
Selling and marketing	49.7	65.7
Research and development (2)	48.2	42.8
General and administrative	35.4	31.4
Total other operating expenses	133.3	139.9
Operating income	42.1	1.1
Other expense	(2.6)	(1.2)
Income (loss) before income tax provision	39.5	(0.1)
Income tax provision	8.4	1.3
Net income (loss)	$31.1	$(1.4)
Foreign currency translation adjustment	(0.3)	0.4
Comprehensive income (loss)	$30.8	$(1.0)

Net income (loss) per share – Basic	$0.77	$(0.03)
Net income (loss) per share – Diluted	$0.76	$(0.03)
Weighted average shares used in computing net income (loss) per share:
Basic	40.2	39.6
Diluted	41.0	39.6

(1) Amounts are not restated and represent the amounts recognized under generally accepted accounting principles in place during that period. Refer to Note 1 – Basis of Presentation for discussion on recently adopted accounting pronouncements and a reconciliation to previous presentation.

(2) Refer to Note 1 – Basis of Presentation for disclosure of related party amounts.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in millions, except per share amounts)

	March 31, 2018	December 31, 2017 (1)
Assets
Current assets:
Cash and cash equivalents	$142.0	$165.1
Accounts receivable, net	193.4	169.5
Contract assets	86.4	—
Prepaid expenses and other current assets	56.0	46.8
Total current assets	477.8	381.4
Property and equipment, net	350.4	355.1
Capitalized software costs, net	144.2	139.7
Purchased intangible assets, net	103.1	108.6
Goodwill	274.4	274.4
Deferred tax assets, net	0.8	41.8
Other assets (2)	96.6	31.3
Total assets	$1,447.3	$1,332.3
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable (3)	$8.9	$10.6
Accrued compensation	68.6	94.7
Accrued expenses (3)	46.0	51.5
Current portion of long-term debt	22.1	20.2
Deferred revenue	30.7	30.7
Total current liabilities	176.3	207.7
Deferred rent, net of current portion	29.5	29.3
Long-term debt, net of current portion	247.1	252.6
Long-term deferred tax liability, net	15.3	—
Deferred revenue, net of current portion	1.3	46.5
Other long-term liabilities	4.4	4.7
Total liabilities	473.9	540.8
Commitments and contingencies (Note 1)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5.0 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 125.0 shares authorized; 40.4 shares issued and outstanding at March 31, 2018; 40.1 shares issued and outstanding at December 31, 2017	0.4	0.4
Additional paid-in capital	654.3	646.7
Accumulated other comprehensive loss	(0.7)	(0.4)
Retained earnings	319.4	144.8
Total stockholders’ equity	973.4	791.5
Total liabilities and stockholders’ equity	$1,447.3	$1,332.3

(1) Amounts are not restated and represent the amounts recognized under generally accepted accounting principles in place during that period. Refer to Note 1 – Basis of Presentation for discussion on recently adopted accounting pronouncements and a reconciliation to previous presentation.

(2) Includes deferred commissions and contract fulfillment costs

(3) Refer to Note 1 – Basis of Presentation for disclosure of related party amounts.
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in millions)

	Three Months Ended March 31,
	2018	2017 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31.1	$(1.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment, capitalized software, and purchased intangible assets	38.1	37.5
Amortization of deferred commissions and contract fulfillment costs	1.8	—
Deferred income tax	8.0	1.0
Stock-based compensation expense	14.0	14.2
Other reconciling adjustments	4.6	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	(23.8)	(2.7)
Contract assets	(9.0)	—
Prepaid expenses and other current assets	(9.2)	(7.2)
Deferred commissions and contract fulfillment costs and other long-term assets	(8.1)	0.3
Accounts payable	(1.4)	(1.2)
Accrued expenses, deferred rent, and other long-term liabilities	(0.5)	0.4
Accrued compensation	(23.0)	(28.1)
Deferred revenue	7.6	3.7
Net cash provided by operating activities	30.2	16.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(26.1)	(24.8)
Purchases of property and equipment	(16.0)	(24.9)
Net cash used in investing activities	(42.1)	(49.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	6.4	5.5
Taxes paid related to net share settlement of stock awards	(13.5)	(14.5)
Payments on long-term debt	(3.8)	(7.5)
Net cash used in financing activities	(10.9)	(16.5)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.2
Net decrease in cash and cash equivalents	(23.1)	(49.4)
Cash and cash equivalents at beginning of period	165.1	147.4
Cash and cash equivalents at end of period	$142.0	$98.0
Non-cash transaction
Property, equipment, and purchased and internally-developed software recorded in accounts payable, accrued expenses and accrued compensation	$9.0	$22.5
Additional disclosures
Cash paid for interest, net	$1.6	$1.6
Cash paid for taxes	$2.0	$—

(1) Amounts are not restated and represent the amounts recognized under generally accepted accounting principles in place during that period. Refer to Note 1 – Basis of Presentation for discussion on recently adopted accounting pronouncements and a reconciliation to previous presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (which we refer to as the Company, we, us, or our) in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01, and include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of March 31, 2018 and December 31, 2017, as indicated above, the results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.

We have revised the condensed consolidated statements of cash flows for the three months ended March 31, 2017 to correct the $7.8 million classification previously reported in the accrued compensation line in operating activities by reclassifying it to the capitalized software costs line in investing activities. This revision had the effect of increasing previously reported net cash provided by operating activities and increasing net cash used in investing activities by $7.8 million each.

Recently Adopted Pronouncements

Revenue from Contracts with Customers

We adopted the new revenue recognition standard on January 1, 2018 using a modified retrospective adoption methodology, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption. Under the modified retrospective adoption method, we elected to retroactively adjust, inclusive of all previous modifications, only those contracts that were considered open at the date of initial application. Refer to Note 2 – Revenue and Contract Costs for further information along with our new accounting policies.

The aggregation of the adjustments resulted in an adjustment to opening retained earnings as follows:

Cumulative Effect of Adoption Impact of New Revenue Standard January 1, 2018
Contract assets	$77.4
Deferred tax assets, net	(40.9)
Other assets (1)	61.5
Total assets	$98.0
Deferred revenue, current	(8.1)
Deferred revenue, net of current portion	(44.8)
Deferred tax liability, net	7.4
Retained earnings	143.5
Total liabilities and stockholders’ equity	$98.0

(1) Adjustment to this line item represents the effect of the new revenue standard adoption on deferred commissions and contract fulfillment costs, of $37.7 million and $23.8 million, respectively.
The following table reconciles the balances as presented for the three months ended March 31, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
Revenue	$329.4	$9.1	$320.3
Cost of revenue	154.0	4.1	158.1
Gross profit	175.4	13.2	162.2
Other operating expenses:
Selling and marketing	49.7	2.8	52.5
Research and development	48.2	—	48.2
General and administrative	35.4	—	35.4
Total other operating expenses	133.3	2.8	136.1
Operating income	42.1	16.0	26.1
Other expense	(2.6)	—	(2.6)
Income before income tax provision	39.5	16.0	23.5
Income tax provision	8.4	4.0	4.4
Net income	$31.1	$12.0	$19.1
Foreign currency translation adjustment	(0.3)	—	(0.3)
Comprehensive income	$30.8	$12.0	$18.8

Net income per share – Basic	$0.77	$0.30	$0.47
Net income per share – Diluted	$0.76	$0.29	$0.47
As we ceased amortizing implementation fees under the new revenue recognition standard, we condensed our implementation and other line item into a single revenue line item. The following table disaggregates total revenue into the format previously presented:

	Previous Revenue Standard
	Three Months Ended March 31,
	2018	2017
Business services	$313.3	$278.3
Implementation and other	7.0	7.1
Total revenue	$320.3	$285.4

Financial Instruments

In January 2016, a new accounting standard was issued to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity instruments without readily determinable fair values which were previously carried at cost less any impairment determined to be other than temporary. Under the new standard, we will measure all equity investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes, such as equity financings, for the same or similar investment from the same issuer. Gains and losses will be recorded in our condensed consolidated statements of income and comprehensive income on a prospective basis. We adopted this accounting standard on January 1, 2018 and the impact on our condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2018 was not material; however, the impact could be material in future periods.
Related Party Transactions – We have a long-term investment in Access Healthcare Services Private Limited, or Access, a vendor that provides primarily business process outsourcing services for us. Our contractual obligations with Access include a purchase obligation that limits our ability to decrease our purchased services more than 33% from the previous calendar year's volume.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

The tables below present the amounts included within each of the applicable financial statement line items resulting from transactions with our related party:

	Three months ended March 31,
	2018	2017
Cost of revenue	$17.6	$14.3
Research and development	0.2	—

	March 31, 2018	December 31, 2017
Accounts payable	$—	$5.6
Accrued expenses	6.4	5.7
Exit Costs, Including Restructuring Costs – During the three months ended March 31, 2018, we recorded a charge of $5.2 million associated with the cost reduction plan we announced in 2017, of which $1.3 million was recorded in cost of revenue and $3.7 million was recorded in general and administrative expense. The activity related to the exit cost accrual during the three months ended March 31, 2018 consists of the following:

Workforce Reductions
Accrual at December 31, 2017	$3.4
Additions	1.6
Cash Payments	(3.4)
Accrual at March 31, 2018	$1.6

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

New Accounting Pronouncement Not Yet Adopted

Leases

In February 2016, a new accounting standard was issued for leases. The new standard most significantly impacts lessee accounting and disclosures, but also requires enhanced disclosures for lessors. First, this standard requires lessees to identify arrangements that should be accounted for as leases. Under this standard, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the statements of income and comprehensive income reflects lease expense for operating leases and amortization and interest expense for financing leases. Leases with a term of 12 months or less will be accounted for similar to the existing standard for operating leases. In addition, the new lease standard requires the use of the modified retrospective method. This standard is effective for public companies for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted; however, we expect to adopt this standard on January 1, 2019. We anticipate that this standard will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the condensed consolidated balance sheet.

2. REVENUE AND CONTRACT COSTS

New Revenue Recognition Accounting Policy

All revenue is recognized as our performance obligations are satisfied. We derive the majority of our revenue from business services associated with our integrated, network-enabled services. Our integrated athenaOne services for healthcare practices and medical groups and for hospitals and health systems, as well as related standalone services, consist of medical billing and practice management; electronic health records, or EHR; patient engagement; and order transmission and care coordination, which are supported by our network, athenaNet; we refer to such offerings collectively as athenaOne. We consider the series of services provided under athenaOne to be one performance obligation. Examples of other performance obligations that we have include other athenahealth-branded services such as our population health offering and those related to supporting athenaOne, including professional services and consulting work, and various services under the Epocrates® brand name. Each of these performance obligations is satisfied and recognized over time, which is typically one month or less.

Our clients typically purchase service contracts for our integrated, network-enabled services that renew automatically. In many cases, our clients may terminate their agreements with 90 days’ notice without cause, thereby limiting the term in which we have enforceable rights and obligations, although this time period can vary from client to client. For athenaOne service arrangements, the majority of our fees are variable consideration contingent upon the collections of our clients. We provide value to our clients over the term of the contract, and we recognize revenue ratably over the term, which is consistent with the measure of progress. In the event that we are entitled to variable consideration for services provided during a specified time period, fees for these services are allocated to and recognized over the specified time period.

We estimate the variable consideration which we expect to be entitled to over the contractual period associated with our athenaOne contracts, which begins no earlier than go-live, and recognize the fees over the term. The estimate of variable consideration included in the transaction price typically involves estimating the amounts our clients will ultimately collect associated with the services they provide with the assistance of athenaNet and the relative fee we charge associated with those collections. Inputs to these estimates include, but are not limited to, historical service fees, historical collection amounts, the timing of historical collections relative to the timing of when claims are submitted by our clients to their respective payers, macro trends, and trends amongst certain types of similar clients. When reviewing our estimates, in order to ensure that our estimates do not pose a risk of significantly overstating our revenue in any reporting period, we will apply constraints, when appropriate, to certain estimates around our variable consideration. Management will perform analyses periodically to verify the accuracy of our estimates of variable consideration.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

Disaggregation of Revenue from Contracts with Customers

The following table provides information about our revenue by service offering:

Three Months Ended March 31, 2018
Service offerings:
athenaOne	$305.9
Other athenahealth-branded services	9.7
Epocrates	9.6
Other	4.2
Total revenue	$329.4

New Contract Assets and Deferred Revenue Accounting Policy

Due to our go-to-market strategy wherein we do not have a contractual right to bill clients until their collections from various payers are posted to athenaNet, we recognize revenue in advance of our right to payment from our clients. Our clients are billed monthly, in arrears, typically based upon a percentage of collections posted to athenaNet. Amounts recognized as revenue prior to our right to collections are recorded in our contract asset balance. Amounts that we are entitled to collect under the contract are recorded as accounts receivable. Our contract asset balance at March 31, 2018 was $86.4 million. Changes in the contract asset balance primarily consist of increases as a result of providing services that result in additional consideration and are offset by our right to payment for services becoming unconditional. Our deferred revenue balances mainly consist of fees paid by our clients for which the associated services have not been performed. Deferred revenue, which was $32.0 million as of March 31, 2018, primarily relates to our Epocrates services.

New Deferred Commissions and Contract Fulfillment Costs Accounting Policies

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred including consideration of expected client renewals. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which we have estimated to be 12 years. Deferred commissions were $40.6 million at March 31, 2018 and are included in the other assets line on our condensed consolidated balance sheet.

During implementation and prior to go-live, we incur certain contract fulfillment costs primarily related to the configuration of athenaNet for our clients. These costs are capitalized to the extent they are directly related to a contract, are recoverable, and create a resource used to deliver our athenaOne and other athenahealth-branded business services. These costs are amortized over the period the related services are transferred including consideration of expected client renewals, which is based upon our estimate of the client life. Contract fulfillment costs were $28.1 million at March 31, 2018 and are included in the other assets line on our condensed consolidated balance sheet.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

3. BUSINESS COMBINATIONS
Praxify
On June 23, 2017, we acquired Praxify Technologies, Inc., or Praxify, a Palo Alto-based company focused on reinventing how doctors work with health data to help drive productivity, portability, and improved decision support. We acquired Praxify with the goal of advancing our platform strategy and mobile capabilities to drive streamlined workflows and intelligence at and around the moments of care. We anticipate that this acquisition will accelerate our research and development initiatives by adding significant expertise in mobile and user experience design. Additionally, the underlying technology on which Praxify is built will be integrated into our platform, and we anticipate it will create new opportunities for both internal and third-party developers to rapidly build and launch applications.
The purchase price of Praxify was $41.1 million, net of cash acquired. The purchase price excludes $16.5 million expected to be earned by key employees of Praxify based upon continued employment, which is accounted for as compensation expense and is being recognized in the condensed consolidated statements of income and comprehensive income over the requisite service period. As of both March 31, 2018 and December 31, 2017, there was $5.5 million of prepaid compensation expense related to retention bonuses made at the time of acquisition included in the prepaid expenses and other current assets line; as of March 31, 2018 and December 31, 2017, there was $6.6 million and $8.0 million, respectively, of prepaid compensation expense in the other assets line on our condensed consolidated balance sheets. The fair value of net assets acquired primarily consisted of purchased intangible assets of $15.7 million related to technology. The $33.8 million excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is not deductible for U.S. income tax purposes. We incurred transaction costs of $1.4 million associated with this acquisition.

4. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive to earnings per share; therefore, in periods of net loss, shares used to calculate basic and diluted net loss per share are equivalent.
The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$31.1	$(1.4)
Weighted average shares used in computing basic net income (loss) per share	40.2	39.6
Net income (loss) per share – Basic	$0.77	$(0.03)

Net income (loss)	$31.1	$(1.4)
Weighted average shares used in computing basic net income (loss) per share	40.2	39.6
Effect of dilutive securities	0.8	—
Weighted average shares used in computing diluted net income (loss) per share	41.0	39.6
Net income (loss) per share – Diluted	$0.76	$(0.03)
The computation of diluted net income per share does not include 0.3 million shares for the three months ended March 31, 2018 because their inclusion would have an anti-dilutive effect on net income per share. No shares were excluded from the computation of diluted net loss per share for the three months ended March 31, 2017.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our MDP Accelerator program is designed to cultivate health care information technology start-ups and expand services offered to our provider network. MDP Accelerator portfolio investments and our other direct investments are typically made in the form of convertible notes receivable or equity investments, which are included in other assets on our condensed consolidated balance sheets. At March 31, 2018, as there is no indication of performance risk, we estimate that the fair value of the notes receivable approximates cost based on inputs including the original transaction prices, our own recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments, subsequent rounds of financing, and changes in financial ratios or cash flows.
As of March 31, 2018 and December 31, 2017, we had $270.0 million and $273.8 million, respectively, outstanding on our term loan facility and we had not drawn on the revolving credit facility under our senior credit facility. The credit facility carries a variable interest rate set at current market rates, which is the primary driver in our conclusion that the carrying value approximates fair value.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of March 31, 2018, Using
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
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three months ended March 31, 2018 and 2017:

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Balance, beginning of period	$0.5	$0.5
Conversion	—	—
Settlement	—	—
Impairment	—	—
Balance, end of period	$0.5	$0.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding management's expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; statements regarding the implementation, timing, and impact of the cost reduction plan announced in 2017; the benefits of and demand for our service offerings; the impact of new accounting pronouncements; seasonality and changes in seasonality of our business; increased automation; changes in expenses related to operations, selling and marketing, research and development, general and administrative matters, depreciation and amortization, interest and income taxes; statements regarding competition; statements regarding the impact of new legislation, including new tax legislation; the impact of litigation; the impact of foreign currency fluctuations; the impact of acquisitions and associated measurements of fair value; and liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” "goal," “estimates,” or similar terminology, and the negative of these terms.
Forward-looking statements are not promises or guarantees of future performance and are subject to a variety of risks and uncertainties, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in these forward-looking statements. These factors include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under the heading Part I, Item 1A, “Risk Factors.”
Forward-looking statements speak only as of the date hereof and, except as required by law, we undertake no obligation to update or revise these forward-looking statements.
Executive Summary
athenahealth, Inc. (which we refer to as athenahealth, the Company, we, or our) is the most universally-connected healthcare network in the country. Everything we do is to enhance the experience and outcomes of healthcare. Today, we connect providers and patients through clinical and financial services like electronic health records, population health tools, revenue cycle management, and care coordination. And, because we believe that collaboration and innovation will make healthcare work as it should, we aim to build the nation’s leading platform where providers, patients, payers, and innovators can partner to transform care, together.
Highlights from the three months ended March 31, 2018 include:

•
Total revenue as presented of $329.4 million. Total revenue under the previous revenue recognition standard of $320.3 million compared to $285.4 million in the same period last year, an increase of 12%, reflecting strong growth in collections processed driven by continued growth in providers.

•	Gross margin as presented of 53.2%. Gross margin under the previous revenue recognition standard of 50.6%, compared to 49.4% in the same period last year.

•
Operating income as presented of $42.1 million. Operating income under the previous revenue recognition standard of $26.1 million, or 8.1% of total revenue, compared to $1.1 million, or 0.4% of total revenue, in the same period last year.

•
Net income as presented of $31.1 million, or $0.76 per diluted share. Net income under the previous revenue recognition standard of $19.1 million, or $0.47 per diluted share, compared to a net loss of $1.4 million, or loss of

$0.03 per diluted share, in the same period last year. Our financial results reflect strong revenue growth and continued execution on our plans to reduce expenses and operate more efficiently.

•
Our balance sheet at March 31, 2018 includes cash and cash equivalents of approximately $142.0 million. Additionally, we have a $500.0 million senior credit facility comprised of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility. As of March 31, 2018, we had $270.0 million outstanding on the unsecured term loan facility and $200.0 million available on the unsecured revolving credit facility. We will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business and potential acquisitions, among other potential uses.

•	Net cash provided by operating activities increased $13.6 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies and assumptions and update our assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. Additionally, we may employ outside experts to assist in our evaluations. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Critical accounting policies are those policies used in the preparation of our condensed consolidated financial statements that require management to make difficult, subjective, or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. As a result of our adoption of the new revenue recognition standard on January 1, 2018, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of revenue and have revised our revenue recognition critical accounting policy disclosure as follows:

Description – All revenue is recognized as the performance obligations are satisfied. We derive the majority of our revenue from business services associated with our integrated, network-enabled services. Our integrated athenaOne services for healthcare practices and medical groups and for hospitals and health systems, as well as related standalone services, consist of medical billing and practice management; electronic health records, or EHR; patient engagement; and order transmission and care coordination, which are supported by our network, athenaNet; we refer to such offerings collectively as athenaOne. We consider the series of services provided under athenaOne to be one performance obligation. Examples of other performance obligations that we have include other athenahealth-branded services such as our population health offering and those related to supporting athenaOne, including professional services and consulting work, and various services under the Epocrates® brand name. Each of these performance obligations is satisfied and recognized over time, which is typically one month or less.

Our clients typically purchase service contracts for our integrated, network-enabled services that renew automatically. In many cases, our clients may terminate their agreements with 90 days’ notice without cause, thereby limiting the term in which we have enforceable rights and obligations, although this time period can vary from client to client. For athenaOne service arrangements, the majority of our fees are variable consideration contingent upon the collections of our clients. We provide value to our clients over the term of the contract, and we recognize revenue ratably over the term, which is consistent with the measure of progress. In the event that we are entitled to variable consideration for services provided during a specified time period, fees for these services are allocated to and recognized over the specified time period.

Judgments and Uncertainties – We estimate the variable consideration which we expect to be entitled to over the contractual period associated with our athenaOne contracts, which begins no earlier than go-live, and recognize the fees over the term. The estimate of variable consideration included in the transaction price typically involves estimating the amounts our clients will ultimately collect associated with the services they provide with the assistance of athenaNet and the relative fee we charge associated with those collections. Inputs to these estimates include, but are not limited to, historical service fees, historical collection amounts, the timing of historical collections relative to the timing of when claims are submitted by our clients to their respective payers, macro trends, and trends amongst certain types of similar clients. When reviewing our estimates, in order to ensure that our estimates do not pose a risk of significantly overstating our revenue in any reporting period, we will apply constraints, when appropriate, to certain estimates around our variable consideration. Management will perform analyses periodically to verify the accuracy of our estimates of variable consideration.

Effect if Actual Results Differ from Assumptions – Although we believe that our approach to estimates and judgments is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material. Our estimates of variable consideration may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. The amount of variable consideration recognized to date that remains subject to estimation is included within our contract assets line item on the condensed consolidated balance sheets.
For a more detailed discussion of our other critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, or SEC, on February 1, 2018.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018			2017
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard	Previous Revenue Standard
	(in millions)
Revenue	$329.4	$9.1	$320.3	$285.4
Cost of revenue	154.0	4.1	158.1	144.4
Selling and marketing	49.7	2.8	52.5	65.7
Income tax provision	8.4	4.0	4.4	1.3
The preceding table provides a bridge between the results presented under the new revenue recognition standard in place for the three months ended March 31, 2018 to the results presented under the previous revenue recognition standard in place for the three months ended March 31, 2017. Total revenue as presented for the three months ended March 31, 2018 varies from revenue that would have been reported under the previous revenue recognition standard for the same period, as the new standard changes the timing and recognition pattern related to our athenaOne contracts as discussed in Note 2 – Revenue and Contract Costs. As these periods are not comparable due to the different guidance utilized in each period, for fiscal year 2018 only, we will discuss our comparison of results between current and prior periods under the previous basis of accounting; refer to tables below.
As we ceased amortizing deferred implementation fees recorded under the previous revenue recognition standard, we have condensed our implementation and other line item into a single revenue line item. The following table disaggregates total revenue into the format previously presented:

	Previous Revenue Standard
	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(in millions)
Business services	$313.3	$278.3	35.0	13%
Implementation and other	7.0	7.1	(0.1)	(1)%
Total revenue	$320.3	$285.4	34.9	12%
Business services revenue under the previous standard for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily driven by the growth in collections processed. The amount of collections processed was as follows:

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(in millions)
Collections processed	$6,947.6	$6,025.2	$922.4	15%

	Previous Revenue Standard
	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(in millions)
Cost of revenue	$158.1	$144.4	$13.7	9%
Cost of Revenue. Total compensation expense increased $4.5 million due to investments in our customer success initiatives and higher benefits, partially offset by savings achieved from a 5% average headcount decrease in cost of revenue employees as a result of our cost reduction initiatives. Cost of revenue also increased in the three months ended March 31, 2018 due to a $4.2 million increase associated with our business partner outsourcing and clearing house activities, as collections processed on behalf of our clients were higher compared to the three months ended March 31, 2017. In addition, we incurred $1.3 million in restructuring charges associated with our cost reduction plan.

	Previous Revenue Standard
	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(in millions)
Selling and marketing	$52.5	$65.7	$(13.2)	(20)%
Research and development	48.2	42.8	5.4	13%
General and administrative	35.4	31.4	4.0	13%
Total	$136.1	$139.9	$(3.8)	(3)%
Selling and Marketing Expense. Selling and marketing expense decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to decreases of $7.8 million as a result of optimization of our spending and $3.5 million in employee compensation due to our cost reduction activities. In addition, commissions expense decreased by $3.3 million due to lower bookings in the current period.
Research and Development Expense. Research and development expense increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to continued investment in our core services, platform development, and network services.
General and Administrative Expense. General and administrative expense increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to $3.7 million in charges related to our cost reduction plan.

	Previous Revenue Standard
	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(in millions)
Income tax provision	$4.4	$1.3	$3.1	238%
Effective tax rate	18.7%	*

*	Percentage not meaningful
Income Tax Provision. The difference in our income tax provision for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is primarily due to an increase in pre-tax net income.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2018, our principal source of liquidity consisted of cash and cash equivalents of $142.0 million compared to cash and cash equivalents of $165.1 million as of December 31, 2017. In addition, we have a credit agreement, which we refer to as the Credit Agreement, that provides for a $500.0 million senior credit facility comprised of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility, which we refer to as the 2015 Senior

Credit Facility. As of March 31, 2018 and December 31, 2017, we had $270.0 million and $273.8 million outstanding on the unsecured term loan facility, respectively. As of both March 31, 2018 and December 31, 2017, we had $200.0 million available on the unsecured revolving credit facility.
The 2015 Senior Credit Facility may be used to refinance existing indebtedness, for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with a consolidated fixed charge coverage, consolidated leverage, and consolidated senior leverage ratios), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty. During the three months ended March 31, 2018, we amended our 2015 Senior Credit Facility to give effect to certain accounting changes we adopted as of January 1, 2018 or will adopt as of January 1, 2019. As of March 31, 2018, we were in compliance with our covenants under the 2015 Credit Agreement.
Our cash balance increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to our cost savings program associated with implementation of our cost reduction plan announced in 2017. We believe our current sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our 2015 Senior Credit Facility, including our currently unutilized $200.0 million line of credit, provides additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients, as well as the corresponding increase in billings and collections. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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
Operating Cash Flow Activities

	Three Months Ended March 31,
	2018	2017	Change
	(in millions)
Net income (loss)	$31.1	$(1.4)	$32.5
Non-cash adjustments	66.5	52.8	13.7
Net income after non-cash adjustments are added back	97.6	51.4	46.2
Cash used in changes in operating assets and liabilities	(67.4)	(34.8)	(32.6)
Net cash provided by operating activities	$30.2	$16.6	$13.6
Net cash provided by operating activities increased $13.6 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Net income excluding the effect of non-cash items increased $46.2 million increase in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was largely offset by cash used in operating assets and liabilities, primarily a result of a $21.1 million increase in accounts receivable, a $9.0 million increase in contract assets, and a $8.4 million increase primarily due to deferred commission and contract fulfillment costs included in the other assets line item on the condensed consolidated balance sheet. The increase in accounts receivable is a result of continued revenue growth in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, while the increase in contract assets and deferred commission and contract fulfillment costs is a result of the adoption of the new revenue recognition standard as of January 1, 2018.
Investing Cash Flow Activities
Net cash used in investing activities decreased $7.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a $8.9 million decrease in purchases of property and equipment. We expect to continue to invest in capitalized software costs and property and equipment as we continue to develop new and enhance existing services.

Financing Cash Flow Activities
The decrease in net cash used in financing activities was $5.6 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to an additional $3.7 million in principal payments on our 2015 Senior Credit Facility in the three months ended March 31, 2017 that were not made during the three months ended March 31, 2018.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises primarily due to the increase in the issuance of restricted stock units compared to stock options.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements. Upon adoption of the new lease accounting standard on January 1, 2019, we anticipate that the requirement to capitalize all long-term leases will result in a material impact to our condensed consolidated balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our consolidated revenues is generated outside of the United States. Some of our contracts with offshore vendors are denominated in currencies other than the U.S. dollar, namely Indian rupees. For the three months ended March 31, 2018 and 2017, approximately 3% and 2% of our expenses occurred in our direct subsidiary in India, respectively. We therefore do not believe that the risk of a significant impact on our operating income from foreign currency fluctuations is likely.
Interest Rate Risk. We had $270.0 million and $273.8 million of outstanding borrowings under our 2015 Senior Credit Facility as of March 31, 2018 and December 31, 2017, respectively. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate, or LIBOR, plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of March 31, 2018 and March 31, 2017 would result in an annual change in interest expense of $2.7 million and $2.9 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2018 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control

We implemented new internal controls to address all impacts of the new revenue recognition standard on our financial statements for its adoption on January 1, 2018 and going forward. These included the development of internal controls over new accounting policies and processes based on the new revenue recognition model, as well as costs to obtain and fulfill a contract, and gathering of information provided for disclosures. There have been no other changes in our internal controls over financial reporting for the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 21, 2015, a class action petition was filed by St. Louis Heart Center, Inc. in the State Circuit Court of St. Louis County, Missouri, against athenahealth. The petition alleges we violated the Telephone Consumer Protection Act. Following service, we removed the case to federal court in the United States District Court for the Eastern District of Missouri, Case No. 4:15-cv-01215. After filing our answer in the case on March 8, 2016, we moved for and obtained a stay of the action pending a decision by the U.S. Court of Appeals for the D.C. Circuit in Bais Yaakov of Spring Valley v. FCC, No. 14-1234, regarding the validity of a regulation promulgated by the Federal Communications Commission, or FCC, relating to the claims asserted in the petition. On March 31, 2017, the U.S. Court of Appeals for the D.C. Circuit issued its decision, invalidating the FCC regulation in question. On April 7, 2017, we notified the federal court of the U.S. Court of Appeals for the D.C. Circuit's decision in Bais Yaakov. On joint motion of the parties, the federal court on May 9, 2017 reinstated the stay, pending any further appellate review of the D.C. Circuit’s decision in Bais Yaakov. On September 5, 2017, a petition for a writ of certiorari as to the D.C. Circuit's decision in Bais Yaakov was filed with the United States Supreme Court, which the Court denied on February 20, 2018. On March 13, 2018, the United States District Court for the Eastern District of Missouri lifted the stay. On March 23, 2018, the District Court ordered the case dismissed based on the parties' joint stipulation of dismissal.
In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1
Addendum to July 21, 2017 Employment Agreement by and between the Registrant and John A. Kane, dated January 2, 2018 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 1, 2018.)

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of March 30, 2018, by and among athenahealth, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 5, 2018.)

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1*^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101*^	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL:
(i) the Condensed Consolidated Statements of Income and Comprehensive Income
(ii) the Condensed Consolidated Balance Sheets
(iii) the Condensed Consolidated Statements of Cash Flows
(iv) the Notes to Condensed Consolidated Financial Statements

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

ATHENAHEALTH, INC.

By:	/s/ Jonathan Bush
Jonathan Bush
Chief Executive Officer

By:	/s/ Marc A. Levine
Marc A. Levine
Chief Financial Officer
Date: April 26, 2018