Form 10-Q
period 2018-06-30
ATHENAHEALTH INC
filed 2018-07-30
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At July 26, 2018, the registrant had 40,501,995 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Revenue	$323.3	$301.1	$652.7	$586.5
Cost of revenue (2)	152.0	143.8	306.0	288.2
Gross profit	171.3	157.3	346.7	298.3
Other operating expenses:
Selling and marketing	48.9	65.0	98.6	130.7
Research and development (2)	48.4	42.4	96.6	85.2
General and administrative	30.9	37.7	66.3	69.1
Total other operating expenses	128.2	145.1	261.5	285.0
Operating income	43.1	12.2	85.2	13.3
Other expense	(2.4)	(1.7)	(5.0)	(2.9)
Income before income tax provision	40.7	10.5	80.2	10.4
Income tax provision	4.3	0.6	12.7	1.9
Net income	$36.4	$9.9	$67.5	$8.5
Foreign currency translation adjustment	(0.5)	—	(0.8)	0.4
Comprehensive income	$35.9	$9.9	$66.7	$8.9

Net income per share – Basic	$0.90	$0.25	$1.67	$0.21
Net income per share – Diluted	$0.89	$0.24	$1.64	$0.21
Weighted average shares used in computing net income per share:
Basic	40.5	39.9	40.3	39.7
Diluted	41.1	40.5	41.1	40.4

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

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in millions, except per share amounts)

	June 30, 2018	December 31, 2017 (1)
Assets
Current assets:
Cash and cash equivalents	$222.1	$165.1
Accounts receivable, net	183.7	169.5
Contract assets	80.2	—
Prepaid expenses and other current assets	62.3	46.8
Total current assets	548.3	381.4
Property and equipment, net	346.9	355.1
Capitalized software costs, net	150.5	139.7
Purchased intangible assets, net	101.4	108.6
Goodwill	281.3	274.4
Deferred tax assets, net	0.8	41.8
Other assets (2)	97.2	31.3
Total assets	$1,526.4	$1,332.3
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable (3)	$15.1	$10.6
Accrued compensation	89.7	94.7
Accrued expenses (3)	46.0	51.5
Current portion of long-term debt	24.0	20.2
Deferred revenue	34.2	30.7
Total current liabilities	209.0	207.7
Deferred rent, net of current portion	30.7	29.3
Long-term debt, net of current portion	239.7	252.6
Deferred tax liability, net	17.8	—
Deferred revenue, net of current portion	1.0	46.5
Other long-term liabilities	4.3	4.7
Total liabilities	502.5	540.8
Commitments and contingencies (Note 1)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5.0 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 125.0 shares authorized; 40.5 shares issued and outstanding at June 30, 2018; 40.1 shares issued and outstanding at December 31, 2017	0.4	0.4
Additional paid-in capital	668.9	646.7
Accumulated other comprehensive loss	(1.2)	(0.4)
Retained earnings	355.8	144.8
Total stockholders’ equity	1,023.9	791.5
Total liabilities and stockholders’ equity	$1,526.4	$1,332.3

(1) Amounts are not restated and represent the amounts recognized under generally accepted accounting principles in place during that period. Refer to Note 1 – Basis of Presentation for discussion on recently adopted accounting pronouncements and a reconciliation to previous presentation.

(2) Includes deferred commissions and contract fulfillment costs.

(3) Refer to Note 1 – Basis of Presentation for disclosure of related party amounts.
The accompanying notes are an integral part of these condensed consolidated financial statements.

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in millions)

	Six Months Ended June 30,
	2018	2017 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67.5	$8.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, capitalized software, and purchased intangible assets	73.5	72.8
Amortization of deferred commissions and contract fulfillment costs	3.9	—
Deferred income tax	10.3	1.4
Stock-based compensation expense	24.4	30.0
Other reconciling adjustments	5.1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13.8)	(8.7)
Contract assets	(2.7)	—
Prepaid expenses and other current assets	(15.4)	(12.2)
Deferred commissions and contract fulfillment costs and other long-term assets	(14.8)	(8.8)
Accounts payable	3.9	(1.1)
Accrued expenses, deferred rent, and other long-term liabilities	—	6.3
Accrued compensation	(4.7)	(20.7)
Deferred revenue	10.8	6.3
Net cash provided by operating activities	148.0	73.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(45.9)	(41.5)
Purchases of property and equipment	(24.8)	(51.0)
Payments on acquisitions, net of cash acquired	(10.1)	(40.8)
Other investing activities	3.7	—
Net cash used in investing activities	(77.1)	(133.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	10.6	9.4
Taxes paid related to net share settlement of stock awards	(14.2)	(15.2)
Payments on long-term debt	(9.4)	(11.2)
Net cash used in financing activities	(13.0)	(17.0)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.3
Net increase (decrease) in cash and cash equivalents	57.0	(76.2)
Cash and cash equivalents at beginning of period	165.1	147.4
Cash and cash equivalents at end of period	$222.1	$71.2
Non-cash transaction
Property, equipment, and purchased and internally-developed software recorded in accounts payable, accrued expenses, and accrued compensation	$12.8	$12.0
Additional disclosures
Cash paid for interest, net	$3.3	$3.0
Cash paid for taxes	$7.3	$0.6

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (which we refer to as the Company, we, us, or our) in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01, and include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the Company's financial position as of June 30, 2018 and December 31, 2017, as indicated above, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.

We have revised the condensed consolidated statements of cash flows for the six months ended June 30, 2017 to correct $5.8 million previously reported in the accrued compensation line in operating activities by reclassifying it to the capitalized software costs line in investing activities. This revision had the effect of increasing previously reported net cash provided by operating activities and increasing net cash used in investing activities by $5.8 million each.

In June 2018, we announced that our Board initiated a process to explore strategic alternatives and had begun working with financial advisors. As part of this process, the Board will consider a sale, merger or other transaction involving the Company, as well as continuing as an independent company.

Segment Reporting - In June 2018, our Chief Executive Officer (CEO), who was also our Chief Operating Decision Maker (CODM), separated from the Company. Until we appoint a new CEO, our Chairman has been appointed Executive Chairman and our Chief Financial Officer (CFO) has assumed greater day-to-day operational responsibilities. We have determined that in the interim, our CFO has become our CODM and, as he continues to use consolidated financial information in determining how to allocate resources and assess performance, we continue to operate as a single segment.

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

(1) Adjustment to this line item represents the effect of the new revenue recognition standard adoption on deferred commissions and contract fulfillment costs of $37.7 million and $23.8 million, respectively.
The following tables reconcile the balances as presented for the three and six months ended June 30, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same periods:

	Three Months Ended June 30, 2018
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
Revenue	$323.3	$8.6	$331.9
Cost of revenue	152.0	4.0	156.0
Gross profit	171.3	4.6	175.9
Other operating expenses:
Selling and marketing	48.9	5.0	53.9
Research and development	48.4	—	48.4
General and administrative	30.9	—	30.9
Total other operating expenses	128.2	5.0	133.2
Operating income	43.1	0.4	42.7
Other expense	(2.4)	—	(2.4)
Income before income tax provision	40.7	0.4	40.3
Income tax provision	4.3	0.1	4.2
Net income	$36.4	$0.3	$36.1
Foreign currency translation adjustment	(0.5)	—	(0.5)
Comprehensive income	$35.9	$0.3	$35.6

Net income per share – Basic	$0.90	$0.01	$0.89
Net income per share – Diluted	$0.89	$0.01	$0.88

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

	Six Months Ended June 30, 2018
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
Revenue	$652.7	$0.5	$652.2
Cost of revenue	306.0	8.1	314.1
Gross profit	346.7	8.6	338.1
Other operating expenses:
Selling and marketing	98.6	7.8	106.4
Research and development	96.6	—	96.6
General and administrative	66.3	—	66.3
Total other operating expenses	261.5	7.8	269.3
Operating income	85.2	16.4	68.8
Other expense	(5.0)	—	(5.0)
Income before income tax provision	80.2	16.4	63.8
Income tax provision	12.7	4.1	8.6
Net income	$67.5	$12.3	$55.2
Foreign currency translation adjustment	(0.8)	—	(0.8)
Comprehensive income	$66.7	$12.3	$54.4

Net income per share – Basic	$1.67	$0.30	$1.37
Net income per share – Diluted	$1.64	$0.30	$1.34
As we ceased amortizing implementation fees under the new revenue recognition standard, we condensed our implementation and other line item into a single revenue line item. The following table disaggregates total revenue into the format previously presented:

	Previous Revenue Standard
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Business services	$323.6	$293.0	$636.9	$571.3
Implementation and other	8.3	8.1	15.3	15.2
Total revenue	$331.9	$301.1	$652.2	$586.5

Financial Instruments

In January 2016, a new accounting standard was issued to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity instruments without readily determinable fair values which were previously carried at cost less any impairment determined to be other than temporary. Under the new standard, we measure all equity investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes, such as equity financings, for the same or similar investment from the same issuer. Gains and losses will be recorded in our condensed consolidated statements of income and comprehensive income on a prospective basis. We adopted this accounting standard on January 1, 2018 and there was no impact to our condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2018; however, the impact could be material in future periods.
Related Party Transactions – We have a long-term investment in Access Healthcare Services Private Limited, or Access, a vendor that primarily provides the Company with business process outsourcing services. Our contractual obligations with Access include a purchase obligation that limits our ability to decrease our purchased services from the vendor by more than 33% from the previous calendar year's volume.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

The tables below present the amounts included within each of the applicable financial statement line items resulting from transactions with our related party:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$19.3	$15.5	$36.9	$29.8
Research and development	0.2	0.1	0.4	0.1

	June 30, 2018	December 31, 2017
Accounts payable	$6.7	$5.6
Accrued expenses	6.9	5.7
Exit Costs, Including Restructuring Costs – We previously announced a cost reduction plan in 2017 of which the associated actions were substantially completed as of June 30, 2018. During the three months ended June 30, 2018, we recorded a credit of $0.6 million associated with the plan of which $0.5 million was recorded in cost of revenue. During the six months ended June 30, 2018, we recorded a charge of $4.6 million associated with the plan, of which $0.8 million was recorded in cost of revenue and $3.8 million was recorded in general and administrative expense, respectively. The activity related to the exit cost accrual related to workforce reductions during the six months ended June 30, 2018 consists of the following:

Workforce Reductions
Accrual at December 31, 2017	$3.4
Additions	0.9
Cash payments	(4.1)
Accrual at June 30, 2018	$0.2

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
New Accounting Pronouncement Not Yet Adopted

Leases

In February 2016, a new accounting standard was issued for leases. The new standard most significantly impacts lessee accounting and disclosures, but also requires enhanced disclosures for lessors. The new standard requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of income in a manner similar to current accounting guidance. As a lessee, for lease arrangements exceeding a 12-month term, we will recognize a lease liability for the obligation to make lease payments as well as a right-to-use asset for the right to use the underlying asset for the lease term. Leases with a term of 12 months or less will be accounted for similar to the existing standard for operating leases. The new standard is effective for interim and annual periods beginning after December 15, 2018 and will be adopted on a modified retrospective basis. We anticipate that this standard will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the condensed consolidated balance sheet. We are in the process of implementing athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

changes to our processes and controls in conjunction with the review of existing lease agreements in connection with the adoption of the new standard on January 1, 2019. We expect that our leases designated as operating leases in Note 8 – Operating Leases included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, or SEC, on February 1, 2018 will be reported on the consolidated balance sheets upon adoption.

2. REVENUE AND CONTRACT COSTS

New Revenue Recognition Accounting Policy

We derive the majority of our revenue from business services associated with our integrated, network-enabled services. Our integrated athenaOne services for healthcare practices and medical groups and for hospitals and health systems, as well as related standalone services, consist of medical billing and practice management; electronic health records, or EHR; patient engagement; and order transmission and care coordination, which are supported by our network, athenaNet; we refer to such offerings collectively as athenaOne. We consider the series of services provided under athenaOne to be one performance obligation. Examples of other performance obligations that we have include other athenahealth-branded services such as our population health offering, and those related to supporting athenaOne, including professional services and consulting work, and various services under the Epocrates® brand name. Revenue associated with each of these performance obligations is satisfied and recognized over time, which is typically one month or less.

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

Disaggregation of Revenue from Contracts with Customers

The following table provides information about our revenue by service offering:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Service offerings:
athenaOne	$300.6	$606.5
Other athenahealth-branded services	7.3	17.0
Epocrates	10.1	19.7
Other	5.3	9.5
Total revenue	$323.3	$652.7

New Contract Assets and Deferred Revenue Accounting Policy

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

Due to our go-to-market strategy wherein we do not have a contractual right to bill clients until their collections from various payers are posted to athenaNet, we recognize revenue in advance of our right to payment from our clients. Our clients are billed monthly, in arrears, typically based upon a percentage of collections posted to athenaNet. Amounts recognized as revenue prior to our right to payment are recorded in our contract asset balance. Amounts that we are entitled to collect under the contract are recorded as accounts receivable. Our contract asset balance at June 30, 2018 was $80.2 million. Changes in the contract asset balance primarily consist of increases as a result of providing services that result in additional consideration and are offset by our right to payment for services becoming unconditional. Our deferred revenue balances mainly consist of fees paid by our clients for which the associated services have not been performed. Deferred revenue, which was $35.2 million as of June 30, 2018, primarily relates to our Epocrates services.

New Deferred Commissions and Contract Fulfillment Costs Accounting Policies

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred including consideration of expected client renewals. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which we have estimated to be 12 years. Deferred commissions were $45.5 million at June 30, 2018 and are included in the other assets line on our condensed consolidated balance sheet.

During implementation and prior to go-live, we incur certain contract fulfillment costs primarily related to the configuration of athenaNet for our clients. These costs are capitalized to the extent they are directly related to a contract, are recoverable, and create a resource used to deliver our athenaOne and other athenahealth-branded business services. These costs are amortized over the period the related services are transferred including consideration of expected client renewals, which is based upon our estimate of the client life. Contract fulfillment costs were $32.1 million at June 30, 2018 and are included in the other assets line on our condensed consolidated balance sheet.

3. BUSINESS COMBINATIONS
On May 2, 2018, we acquired a business to enhance our billing and revenue cycle management toolkit by adding powerful contract management and analytics features. The purchase price was $10.1 million, net of cash acquired, that has been allocated primarily to goodwill that is deductible for U.S. income tax purposes. We incurred transaction costs of $0.7 million associated with this acquisition.
On June 23, 2017, we acquired Praxify Technologies, Inc., or Praxify, a Palo Alto-based company focused on reinventing how doctors work with health data to help drive productivity, portability, and improved decision support. We acquired Praxify with the goal of advancing our platform strategy and mobile capabilities to drive streamlined workflows and intelligence at and around the moments of care. We anticipate that this acquisition will accelerate our research and development initiatives by adding significant expertise in mobile and user experience design. Additionally, the underlying technology on which Praxify is built is being integrated into our platform, and we anticipate it will create new opportunities for both internal and third-party developers to rapidly build and launch applications.
The purchase price of Praxify was $41.1 million, net of cash acquired. The purchase price excludes $16.5 million expected to be earned by key employees of Praxify based upon continued employment, which is accounted for as compensation expense and is being recognized in the condensed consolidated statements of income and comprehensive income over the requisite service period. As of both June 30, 2018 and December 31, 2017, there was $5.5 million, respectively, of prepaid compensation expense related to retention bonuses made at the time of acquisition included in the prepaid expenses and other current assets line on our condensed consolidated balance sheets; as of June 30, 2018 and December 31, 2017, there was $5.3 million and $8.0 million, respectively, of prepaid compensation expense in the other assets line on our condensed consolidated balance sheets. The fair value of net assets acquired primarily consisted of purchased intangible assets of $15.7 million related to technology. The $33.8 million excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is not deductible for U.S. income tax purposes. We incurred transaction costs of $1.4 million associated with this acquisition.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

4. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computation of diluted net income per share if their effect would be anti-dilutive to earnings per share; therefore, in periods of net loss, shares used to calculate basic and diluted net loss per share are equivalent.
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$36.4	$9.9	$67.5	$8.5
Weighted average shares used in computing basic net income per share	40.5	39.9	40.3	39.7
Net income per share – Basic	$0.90	$0.25	$1.67	$0.21

Net income	$36.4	$9.9	$67.5	$8.5
Weighted average shares used in computing basic net income per share	40.5	39.9	40.3	39.7
Effect of dilutive securities	0.6	0.6	0.8	0.7
Weighted average shares used in computing diluted net income per share	41.1	40.5	41.1	40.4
Net income per share – Diluted	$0.89	$0.24	$1.64	$0.21
The computation of diluted net income per share does not include 0.2 million shares for both the three and six months ended June 30, 2018 and 0.4 million and 0.3 million shares, respectively, for the three and six months ended June 30, 2017 because their inclusion would have an anti-dilutive effect on net income per share.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our MDP Accelerator program is designed to cultivate health care information technology start-ups and expand services offered to our provider network. MDP Accelerator portfolio investments and our other direct investments are typically made in the form of convertible notes receivable or equity investments, which are included in other assets on our condensed consolidated balance sheets. During the three months ended June 30, 2018, we determined the notes receivable were fully impaired, and recorded a $0.5 million charge to other expense.
As of June 30, 2018 and December 31, 2017, we had $264.4 million and $273.8 million, respectively, outstanding on our term loan facility and we had not drawn on the revolving credit facility under our senior credit facility. The credit facility carries a variable interest rate set at current market rates, which is the primary driver in our conclusion that the carrying value approximates fair value.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of June 30, 2018, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$0.1	$—	$—	$0.1
Debt securities:
MDP Accelerator portfolio	—	—	—	—
Total assets	$0.1	$—	$—	$0.1

	Fair Value Measurements as of December 31, 2017, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$0.1	$—	$—	$0.1
Debt securities:
MDP Accelerator portfolio	—	—	0.5	0.5
Total assets	$0.1	$—	$0.5	$0.6
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three and six months ended June 30, 2018 and 2017:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Balance, beginning of period	$0.5	$0.5	$0.5	$0.5
Conversion	—	—	—	—
Settlement	—	—	—	—
Impairment	(0.5)	—	(0.5)	—
Balance, end of period	$—	$0.5	$—	$0.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding management’s expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; statements regarding the cost reduction plan announced in 2017; statements regarding our process to explore strategic alternatives; the benefits of and demand for our service offerings; the impact of new accounting pronouncements; increased automation; changes in expenses related to operations, selling and marketing, research and development, general and administrative matters, depreciation and amortization, interest and income taxes; statements regarding competition; statements regarding the impact of new legislation, including new tax legislation; the impact of litigation; the impact of foreign currency fluctuations; the impact of acquisitions and associated measurements of fair value; and capital allocation and liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “goal,” “estimates,” or similar terminology, and the negative of these terms.
Forward-looking statements are not promises or guarantees of future performance and are subject to a variety of risks and uncertainties, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in these forward-looking statements. These factors include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under the heading Part I, Item 1A, “Risk Factors” and this Quarterly Report on Form 10-Q, under the heading Part II, Item 1A “Risk Factors” below.
Forward-looking statements speak only as of the date hereof and, except as required by law, we undertake no obligation to update or revise these forward-looking statements.
Executive Summary
athenahealth, Inc. (which we refer to as athenahealth, the Company, we, or our) partners with hospital and ambulatory customers to drive clinical and financial results. We offer medical record, revenue cycle, patient engagement, care coordination, and population health services. We combine insights from our network of nearly 116,000 providers and approximately 114 million patients with deep industry knowledge and perform administrative work at scale.
Highlights from the three and six months ended June 30, 2018 include:

•
Total revenue as presented of $323.3 million for the three months ended June 30, 2018. Total revenue under the previous revenue recognition standard of $331.9 million compared to $301.1 million in the same period last year, an increase of 10%. Total revenue as presented of $652.7 million for the six months ended June 30, 2018. Total revenue under the previous revenue recognition standard of $652.2 million compared to $586.5 million in the same period last year, an increase of 11%. Increased revenue in both the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 were the result of strong growth in collections processed driven by continued growth in providers.

•
Gross margin as presented of 53.0% for the three months ended June 30, 2018. Gross margin under the previous revenue recognition standard of 53.0%, compared to 52.2% in the same period last year. Gross margin as presented of 53.1% for the six months ended June 30, 2018. Gross margin under the previous revenue recognition standard of 51.8%, compared to 50.9% in the same period last year.

•
Operating income as presented of $43.1 million for the three months ended June 30, 2018. Operating income under the previous revenue recognition standard of $42.7 million, or 12.9% of total revenue, compared to $12.2 million, or 4.1% of total revenue, in the same period last year. Operating income as presented of $85.2 million for the six months ended June 30, 2018. Operating income under the previous revenue recognition standard of $68.8 million, or 10.5% of total revenue, compared to $13.3 million, or 2.3% of total revenue, in the same period last year.

•
Net income as presented of $36.4 million, or $0.89 per diluted share for the three months ended June 30, 2018. Net income under the previous revenue recognition standard of $36.1 million, or $0.88 per diluted share, compared to net income of $9.9 million, or $0.24 per diluted share, in the same period last year. Net income as presented of $67.5 million, or $1.64 per diluted share for the six months ended June 30, 2018. Net income under the previous revenue recognition standard of $55.2 million, or $1.34 per diluted share, compared to net income of $8.5 million, or $0.21 per diluted share, in the same period last year. Our financial results reflect strong revenue growth and continued execution on our plans to reduce expenses and operate more efficiently.

•
Our balance sheet at June 30, 2018 includes cash and cash equivalents of approximately $222.1 million. Additionally, we have a $500.0 million senior credit facility comprised of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility. As of June 30, 2018, we had $264.4 million outstanding on the unsecured term loan facility and $200.0 million available on the unsecured revolving credit facility. We will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business and potential acquisitions, among other potential uses of our assets and available credit.

•	Net cash provided by operating activities increased $74.2 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

•
In June 2018, we announced that our Board initiated a process to explore strategic alternatives and had begun working with financial advisors. As part of this process, the Board will consider a sale, merger or other transaction involving the Company as well as continuing as an independent company.

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

Description – We derive the majority of our revenue from business services associated with our integrated, network-enabled services. Our integrated athenaOne services for healthcare practices and medical groups and for hospitals and health systems, as well as related standalone services, consist of medical billing and practice management; electronic health records, or EHR; patient engagement; and order transmission and care coordination, which are supported by our network, athenaNet; we refer to such offerings collectively as athenaOne. We consider the series of services provided under athenaOne to be one performance obligation. Examples of other performance obligations that we have include other athenahealth-branded services such as our population health offering, and those related to supporting athenaOne, including professional services and consulting work, and various services under the Epocrates® brand name. Revenue associated with each of these performance obligations is satisfied and recognized over time, which is typically one month or less.

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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018			2017
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard	Previous Revenue Standard
	(in millions)
Revenue	$323.3	$8.6	$331.9	$301.1
Cost of revenue	152.0	4.0	156.0	143.8
Selling and marketing	48.9	5.0	53.9	65.0
Income tax provision	4.3	0.1	4.2	0.6

	Six Months Ended June 30,
	2018			2017
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard	Previous Revenue Standard
	(in millions)
Revenue	$652.7	$0.5	$652.2	$586.5
Cost of revenue	306.0	8.1	314.1	288.2
Selling and marketing	98.6	7.8	106.4	130.7
Income tax provision	12.7	4.1	8.6	1.9
The preceding tables provide a bridge between the results presented under the new revenue recognition standard in place for the three and six months ended June 30, 2018 to the results presented under the previous revenue recognition standard in place for the three and six months ended June 30, 2017. Total revenue as presented for the three and six months ended June 30, 2018 varies from revenue that would have been reported under the previous revenue recognition standard for the same period, as the new standard changes the timing and recognition pattern related to our athenaOne contracts. The seasonality associated with when claims are submitted by our clients, which in part drives the timing of revenue under the new revenue standard, and when our clients receive payment on these claims, which drove the timing of revenue under the previous revenue standard, results in different patterns in our reported results of operations. As these periods are not comparable due to the different guidance utilized in each period, for fiscal year 2018 only, we will discuss our comparison of results between current and prior periods under the previous basis of accounting; refer to tables below.
As we ceased amortizing deferred implementation fees recorded under the previous revenue recognition standard, we have condensed our implementation and other line item into a single revenue line item. The following table disaggregates total revenue into the format previously presented:

	Previous Revenue Standard
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Business services	$323.6	$293.0	30.6	10%	$636.9	$571.3	65.6	11%
Implementation and other	8.3	8.1	0.2	2%	15.3	15.2	0.1	1%
Total revenue	$331.9	$301.1	30.8	10%	$652.2	$586.5	65.7	11%
Business services revenue growth under the previous standard for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was primarily driven by the growth in collections processed. The amount of collections processed was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Collections processed	$7,300.0	$6,418.8	$881.2	14%	$14,247.6	$12,444.1	$1,803.5	14%

	Previous Revenue Standard
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Cost of revenue	$156.0	$143.8	$12.2	8%	$314.1	$288.2	$25.9	9%
Cost of Revenue. Cost of revenue increased in the three and six months ended June 30, 2018 primarily due to a $5.6 million and $9.7 million increase, respectively, associated with our business partner outsourcing and clearing house activities, as collections processed on behalf of our clients were higher compared to the three and six months ended June 30, 2017. In addition, total compensation expense increased $2.9 million and $7.6 million in the three and six months ended June 30, 2018, respectively, due to investments in our customer success initiatives and higher benefits, partially offset by savings achieved from a 9% and 7% average headcount decrease in employees in the three and six months ended June 30, 2018, respectively, as a result of our cost reduction initiatives.

	Previous Revenue Standard
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Selling and marketing	$53.9	$65.0	$(11.1)	(17)%	$106.4	$130.7	$(24.3)	(19)%
Research and development	48.4	42.4	6.0	14%	96.6	85.2	11.4	13%
General and administrative	30.9	37.7	(6.8)	(18)%	66.3	69.1	(2.8)	(4)%
Total	$133.2	$145.1	$(11.9)	(8)%	$269.3	$285.0	$(15.7)	(6)%
Selling and Marketing Expense. Selling and marketing expense decreased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 due to decreases of $5.6 million and $13.4 million, respectively, as a result of optimization of our spending and $4.6 million and $8.2 million, respectively, in employee compensation due to our cost reduction activities. In addition, commissions expense decreased by $1.7 million and $5.0 million, respectively, due to lower bookings in the current periods.
Research and Development Expense. Research and development expense increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to continued investment in our core services, platform development, and network services.
General and Administrative Expense. General and administrative expense decreased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to lower consulting and other external resource expenses of $4.7 million, respectively. The decrease in the six months ended June 30, 2018 was offset by $3.8 million in charges related to our cost reduction plan.

	Previous Revenue Standard
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Income tax provision	$4.2	$0.6	$3.6	*	$8.6	$1.9	$6.7	*
Effective tax rate	10.4%	5.7%			13.5%	18.3%
*    Percentage not meaningful
Income Tax Provision. The difference in our income tax provision for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, is primarily due to an increase in pre-tax net income.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2018, our principal source of liquidity consisted of cash and cash equivalents of $222.1 million compared to cash and cash equivalents of $165.1 million as of December 31, 2017. In addition, we have a credit agreement, which we refer to as the Credit Agreement, that provides for a $500.0 million senior credit facility comprised of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility, which we refer to as the 2015 Senior Credit Facility. As of June 30, 2018 and December 31, 2017, we had $264.4 million and $273.8 million outstanding on the unsecured term loan facility, respectively. As of both June 30, 2018 and December 31, 2017, we had $200.0 million available on the unsecured revolving credit facility.
The 2015 Senior Credit Facility may be used to refinance existing indebtedness, for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with consolidated fixed charge coverage, consolidated leverage, and consolidated senior leverage ratios), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty. During the three months ended March 31, 2018, we amended our 2015 Senior Credit Facility to give effect to certain accounting changes we adopted as of January 1, 2018 and will adopt as of January 1, 2019. As of June 30, 2018, we were in compliance with our covenants under the 2015 Credit Agreement.
Our cash balance increased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to our cost savings program associated with the implementation of our cost reduction plan announced in late 2017. We believe our current sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our 2015 Senior Credit Facility, including our currently unutilized $200.0 million line of credit, provides us additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients, as well as the corresponding increase in billings and collections. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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
Operating Cash Flow Activities

	Six Months Ended June 30,
	2018	2017	Change
	(in millions)
Net income	$67.5	$8.5	$59.0
Non-cash adjustments	117.2	104.2	13.0
Net income after non-cash adjustments are added back	184.7	112.7	72.0
Cash used in changes in operating assets and liabilities	(36.7)	(38.9)	2.2
Net cash provided by operating activities	$148.0	$73.8	$74.2
Net cash provided by operating activities increased $74.2 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in net income excluding the effect of non-cash items. The increase in net income is a result of continued revenue growth and the continued execution on our plans to reduce expenses and operate more efficiently in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Investing Cash Flow Activities
Net cash used in investing activities decreased $56.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a $30.7 million decrease in payments on acquisitions. Additional decreases during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 were due to a $26.2 million decrease in purchases of property and equipment, primarily related to a decrease in spend associated with our corporate headquarters. We expect to continue to invest in capitalized software costs and property and equipment as we continue to develop new and enhance existing services.

Financing Cash Flow Activities
Net cash used in financing activities decreased $4.0 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to an additional $1.8 million in principal payments on our 2015 Senior Credit Facility during the six months ended June 30, 2017.
For the foreseeable future, we anticipate that income taxes paid for the net settlement of restricted stock unit awards will be greater than the cash received for stock option exercises primarily due to the increase in the issuance of restricted stock units compared to stock options.
Contractual Obligations
In connection with the review of strategic alternatives, as described in Note 1 to the condensed consolidated financial statements, the Company is working with certain advisors. The expected arrangements with those advisors will include provisions that could result in the Company owing amounts to the extent a transaction is or is not completed and the amounts are not currently known or estimable.
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements. Upon adoption of the new lease accounting standard on January 1, 2019, we anticipate that the requirement to capitalize all long-term leases will result in a material impact to our condensed consolidated balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee. An insignificant amount of our consolidated revenues is generated outside of the United States. Some of our contracts with offshore vendors are denominated in currencies other than the U.S. dollar, namely Indian rupees. For the three and six months ended June 30, 2018, approximately 3% of our expenses occurred in our direct subsidiary in India. For the three and six months ended June 30, 2017, approximately 2% of our expenses occurred in our direct subsidiary in India. We therefore do not believe that the risk of a significant impact on our operating income from foreign currency fluctuations is likely.
Interest Rate Risk. We had $264.4 million and $273.8 million of outstanding borrowings under our 2015 Senior Credit Facility as of June 30, 2018 and December 31, 2017, respectively. The 2015 Senior Credit Facility bears interest at the British Bankers Association London Interbank Offered Rate, or LIBOR, plus an interest margin based on (i) our consolidated leverage ratio, or (ii) the base rate (which is the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) one month LIBOR plus 1.00%) plus an interest margin based on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the 2015 Senior Credit Facility. A one hundred basis point change in the interest rate on our borrowings outstanding as of June 30, 2018 and June 30, 2017 would result in an annual change in interest expense of $2.6 million and $2.8 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2018 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Chief Financial Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control

There have been no changes in our internal controls over financial reporting for the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time we may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

For information regarding factors that could impact our business, results of operations and financial condition, see the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. The following risk factor updates the risk factors disclosed in the Company's 2017 Annual Report on Form 10-K.

We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives, that strategic alternatives will yield additional value for stockholders, or that exploration of strategic alternatives will not adversely impact the Company.

On June 6, 2018, we announced that our Board of Directors had initiated a process to explore strategic alternatives which could result in, among other things, a sale, merger or other transaction involving the Company as well as continuing as an independent company. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

The exploration of strategic alternatives could result in the diversion of management’s attention from our existing business; failure to achieve financial or operating objectives; incurrence of significant transaction expenses; failure to retain, attract or strengthen our relationships with key personnel, vendors or customers; and exposure to potential litigation in connection with this process and effecting any transaction or strategic alternative. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our business, financial condition or results of operations.

There can be no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Further, our Board of Directors may determine to suspend or terminate the exploration of strategic alternatives at any time due to various factors. Any potential transaction or other outcome of this process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1*	2007 Employee Stock Purchase Plan, as amended and restated

10.2*	Form of Retention Bonus Award Agreement

31.1*	Rule 13a-14(a) or 15d-14 Certification of Principal Executive Officer and Chief Financial Officer

32.1*^	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101*	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL:
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

ATHENAHEALTH, INC.

By:	/s/ Marc A. Levine
Marc A. Levine
Principal Executive Officer & Chief Financial Officer
Date: July 30, 2018