Form 10-Q/A
period 2018-06-30
ATHENAHEALTH INC
filed 2018-08-13
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-33689
athenahealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3387530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Arsenal Street Watertown, Massachusetts	2472
(Address of principal executive offices)	(Zip Code)
(617) 402-1000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).   Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☐    No  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.    Yes  ☑    No  ☐

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

EXPLANATORY NOTE
athenahealth, Inc. (the “Company”) originally filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”) on July 30, 2018. The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Form 10-Q/A” and, together with the Original Filing, the “Form 10-Q”) solely to re-file Exhibit 10.1 to correct an inadvertent error.
Except for the foregoing, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Original Filing, which continue to speak as of the date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the Original Filing.

Table of Contents

PART II – OTHER INFORMATION

Item 6.	Exhibits
Exhibit No.	Exhibit Description
10.1*	athenahealth, Inc. 2007 Employee Stock Purchase Plan as amended and restated
10.2†	Form of Retention Bonus Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed by the Registrant on July 30, 2018)
31.1*	Rule 13a-14(a) or 15d-14 Certification of Principal Executive Officer and Principal Financial Officer
32.1†^	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
101†
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
(i)    the Condensed Consolidated Statements of Income and Comprehensive Income
(ii)    the Condensed Consolidated Balance Sheets
(iii)    the Condensed Consolidated Statements of Cash Flows
(iv)    the Notes to Condensed Consolidated Financial Statements

† Previously furnished or filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on July 30, 2018.
* Filed herewith.
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

Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENAHEALTH, INC.

By:	/s/ Marc A. Levine
Marc A. Levine
Principal Executive Officer & Chief Financial Officer
Date: August 13, 2018