Form 10-Q
period 2018-09-30
ATHENAHEALTH INC
filed 2018-11-09
CIK 1131096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At November 7, 2018, the registrant had 40,608,362 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Revenue	$329.5	$304.6	$982.2	$891.1
Cost of revenue (2)	154.4	144.0	460.4	432.2
Gross profit	175.1	160.6	521.8	458.9
Other operating expenses:
Selling and marketing	47.6	61.8	146.2	192.5
Research and development (2)	50.9	44.8	147.5	130.0
General and administrative	38.4	35.4	104.7	104.5
Total other operating expenses	136.9	142.0	398.4	427.0
Operating income	38.2	18.6	123.4	31.9
Other expense	(1.8)	(1.4)	(6.8)	(4.3)
Income before income tax provision	36.4	17.2	116.6	27.6
Income tax provision	10.0	4.2	22.7	6.1
Net income	$26.4	$13.0	$93.9	$21.5
Foreign currency translation adjustment	(0.7)	(0.1)	(1.5)	0.3
Comprehensive income	$25.7	$12.9	$92.4	$21.8

Net income per share – Basic	$0.65	$0.33	$2.32	$0.54
Net income per share – Diluted	$0.64	$0.32	$2.28	$0.53
Weighted average shares used in computing net income per share:
Basic	40.5	39.9	40.4	39.8
Diluted	41.2	40.7	41.2	40.6

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

athenahealth, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in millions, except per share amounts)

	September 30, 2018	December 31, 2017 (1)
Assets
Current assets:
Cash and cash equivalents	$303.4	$165.1
Accounts receivable, net	167.4	169.5
Contract assets	79.9	—
Prepaid expenses and other current assets	63.7	46.8
Total current assets	614.4	381.4
Property and equipment, net	337.0	355.1
Capitalized software costs, net	154.7	139.7
Purchased intangible assets, net	96.6	108.6
Goodwill	281.3	274.4
Deferred tax assets, net	1.1	41.8
Other assets (2)	103.9	31.3
Total assets	$1,589.0	$1,332.3
Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable (3)	$2.9	$10.6
Accrued compensation	112.0	94.7
Accrued expenses (3)	52.0	51.5
Current portion of long-term debt	25.8	20.2
Deferred revenue	31.3	30.7
Total current liabilities	224.0	207.7
Deferred rent, net of current portion	30.1	29.3
Long-term debt, net of current portion	232.3	252.6
Deferred tax liability, net	27.6	—
Deferred revenue, net of current portion	0.8	46.5
Other long-term liabilities	6.3	4.7
Total liabilities	521.1	540.8
Commitments and contingencies (Note 1)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5.0 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 125.0 shares authorized; 40.6 shares issued and outstanding at September 30, 2018; 40.1 shares issued and outstanding at December 31, 2017	0.4	0.4
Additional paid-in capital	687.2	646.7
Accumulated other comprehensive loss	(1.9)	(0.4)
Retained earnings	382.2	144.8
Total stockholders’ equity	1,067.9	791.5
Total liabilities and stockholders’ equity	$1,589.0	$1,332.3

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

athenahealth, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in millions)

	Nine Months Ended September 30,
	2018	2017 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93.9	$21.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, capitalized software, and purchased intangible assets	112.0	109.3
Amortization of deferred commissions and contract fulfillment costs	6.1	—
Deferred income tax	20.0	4.2
Stock-based compensation expense	38.5	42.5
Other reconciling adjustments	6.4	(0.1)
Changes in operating assets and liabilities:
Accounts receivable, net	2.5	(2.2)
Contract assets	(2.5)	—
Prepaid expenses and other current assets	(16.9)	(8.6)
Deferred commissions and contract fulfillment costs and other long-term assets	(23.9)	(6.8)
Accounts payable	(6.7)	0.6
Accrued expenses, deferred rent, and other long-term liabilities	9.2	2.0
Accrued compensation	12.0	(4.0)
Deferred revenue	7.7	2.4
Net cash provided by operating activities	258.3	160.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software costs	(64.9)	(59.3)
Purchases of property and equipment	(31.9)	(66.8)
Payments on acquisitions, net of cash acquired	(10.1)	(41.1)
Other investing activities	3.5	—
Net cash used in investing activities	(103.4)	(167.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans	15.6	13.4
Taxes paid related to net share settlement of stock awards	(15.9)	(17.1)
Payments on long-term debt	(15.0)	(15.0)
Other financing activities	0.1	0.1
Net cash used in financing activities	(15.2)	(18.6)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.3
Net increase (decrease) in cash and cash equivalents	138.3	(24.7)
Cash and cash equivalents at beginning of period	165.1	147.4
Cash and cash equivalents at end of period	$303.4	$122.7
Non-cash transaction
Property, equipment, and purchased and internally-developed software recorded in accounts payable, accrued expenses, and accrued compensation	$15.0	$17.5
Additional disclosures
Cash paid for interest, net	$5.0	$4.5
Cash paid for taxes	$11.6	$1.1

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

1. BASIS OF PRESENTATION
General – The accompanying unaudited condensed consolidated financial statements have been prepared by athenahealth, Inc. (which we refer to as the Company, we, us, or our) in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01, and include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the Company's financial position as of September 30, 2018 and December 31, 2017, as indicated above, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.

We have revised the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 to correct $4.2 million previously reported in the accrued compensation line in operating activities by reclassifying it to the capitalized software costs line in investing activities. This revision had the effect of increasing previously reported net cash provided by operating activities and increasing net cash used in investing activities by $4.2 million each.

In June 2018, we announced that our Board of Directors initiated a process to explore strategic alternatives and had begun working with financial advisors. As part of this process, the Board of Directors will consider a sale, merger or other transaction involving the Company, as well as continuing as an independent company.

Segment Reporting - In June 2018, our Chief Executive Officer, or CEO, who was also our Chief Operating Decision Maker, or CODM, separated from the Company. Until we appoint a new CEO, our Chairman has been appointed Executive Chairman and our Chief Financial Officer, or CFO, has assumed greater day-to-day operational responsibilities. We have determined that in the interim, our CFO has become our CODM and, as he continues to use consolidated financial information in determining how to allocate resources and assess performance, we continue to operate as a single segment.

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
The following tables reconcile the balances as presented for the three and nine months ended September 30, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same periods:

	Three Months Ended September 30, 2018
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
Revenue	$329.5	$1.9	$331.4
Cost of revenue	154.4	3.7	158.1
Gross profit	175.1	1.8	173.3
Other operating expenses:
Selling and marketing	47.6	4.6	52.2
Research and development	50.9	—	50.9
General and administrative	38.4	—	38.4
Total other operating expenses	136.9	4.6	141.5
Operating income	38.2	6.4	31.8
Other expense	(1.8)	—	(1.8)
Income before income tax provision	36.4	6.4	30.0
Income tax provision	10.0	1.5	8.5
Net income	$26.4	$4.9	$21.5
Foreign currency translation adjustment	(0.7)	—	(0.7)
Comprehensive income	$25.7	$4.9	$20.8

Net income per share – Basic	$0.65	$0.12	$0.53
Net income per share – Diluted	$0.64	$0.12	$0.52

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

	Nine Months Ended September 30, 2018
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
Revenue	$982.2	$1.4	$983.6
Cost of revenue	460.4	11.8	472.2
Gross profit	521.8	10.4	511.4
Other operating expenses:
Selling and marketing	146.2	12.4	158.6
Research and development	147.5	—	147.5
General and administrative	104.7	—	104.7
Total other operating expenses	398.4	12.4	410.8
Operating income	123.4	22.8	100.6
Other expense	(6.8)	—	(6.8)
Income before income tax provision	116.6	22.8	93.8
Income tax provision	22.7	5.6	17.1
Net income	$93.9	$17.2	$76.7
Foreign currency translation adjustment	(1.5)	—	(1.5)
Comprehensive income	$92.4	$17.2	$75.2

Net income per share – Basic	$2.32	$0.42	$1.90
Net income per share – Diluted	$2.28	$0.42	$1.86
As we ceased amortizing implementation fees under the new revenue recognition standard, we condensed our implementation and other line item into a single revenue line item. The following table disaggregates total revenue into the format previously presented:

	Previous Revenue Standard
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Business services	$322.7	$295.8	$959.6	$867.1
Implementation and other	8.7	8.8	24.0	24.0
Total revenue	$331.4	$304.6	$983.6	$891.1

Financial Instruments

In January 2016, a new accounting standard was issued to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity instruments without readily determinable fair values which were previously carried at cost less any impairment determined to be other than temporary. Under the new standard, we measure all equity investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes, such as equity financings, for the same or similar investment from the same issuer. Gains and losses will be recorded in our condensed consolidated statements of income and comprehensive income on a prospective basis. We adopted this accounting standard on January 1, 2018 and there was no impact to our condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2018.

On October 22, 2018, we sold a portion of an equity investment for $10.0 million in cash, representing a realized pre-tax gain of $8.9 million. As a result of the observable price change, our remaining holdings of this equity investment have been remeasured to $7.7 million, representing an unrealized pre-tax gain of $6.9 million.  Both the realized and unrealized pre-tax gains will be recorded in Other income (expense) within the three months ended December 31, 2018.

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
The tables below present the amounts included within each of the applicable financial statement line items resulting from transactions with our related party:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$21.2	$15.4	$58.1	$45.2
Research and development	0.1	0.2	0.5	0.3

	September 30, 2018	December 31, 2017
Accounts payable	$—	$5.6
Accrued expenses	7.2	5.7
Exit Costs, Including Restructuring Costs – We previously announced a cost reduction plan in 2017 of which the associated actions were substantially completed as of June 30, 2018. During the three months ended September 30, 2018, we recorded a charge of $0.7 million associated with the plan all of which was recorded in general and administrative. During the nine months ended September 30, 2018, we recorded a charge of $5.3 million associated with the plan, of which $0.8 million was recorded in cost of revenue and $4.5 million was recorded in general and administrative expense, respectively. The activity related to the exit cost accrual related to workforce reductions during the nine months ended September 30, 2018 consists of the following:

Workforce Reductions
Accrual at December 31, 2017	$3.4
Additions	0.9
Cash payments	(4.3)
Accrual at September 30, 2018	$—

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
New Accounting Pronouncement Not Yet Adopted

Leases

In February 2016, a new accounting standard was issued for leases. The new standard most significantly impacts lessee accounting and disclosures, but also requires enhanced disclosures for lessors. The new standard requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of income in a manner similar to current accounting guidance. As a lessee, for lease arrangements exceeding a 12-month term, we will recognize a lease liability for the athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

obligation to make lease payments as well as a right-to-use asset for the right to use the underlying asset for the lease term. Leases with a term of 12 months or less will be accounted for similar to the existing standard for operating leases. The new standard is effective for interim and annual periods beginning after December 15, 2018 and will be adopted on a modified retrospective basis. We anticipate that this standard will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the condensed consolidated balance sheet. We are in the process of implementing changes to our processes and controls in conjunction with the review of existing lease agreements in connection with the adoption of the new standard on January 1, 2019. We expect that our leases designated as operating leases in Note 8 – Operating Leases included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, or SEC, on February 1, 2018 will be reported on the consolidated balance sheets upon adoption.

Implementation Costs in Cloud Computing Arrangements

In August 2018, the Financial Accounting Standards Board issued new accounting guidance to address implementation costs in cloud computing arrangements (hosting arrangements). The new standard requires customers in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as an asset and which to expense as incurred. The capitalized implementation costs are to be amortized over the term of the hosting arrangement and be presented in the same line item in the statement of income as the fees associated with the hosting element of the arrangement. The new standard requires the capitalized implementation costs to be presented within the same balance sheet line item as any associated prepaid hosting arrangement fees. Further, the classification of payments for capitalized implementation costs are required to be presented in the same manner as payments of fees for the service component of the hosting arrangement within the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2019, however, early adoption is permitted. We are evaluating the impact of this accounting standard on our financial statements and related disclosures.

2. REVENUE AND CONTRACT COSTS

New Revenue Recognition Accounting Policy

We derive the majority of our revenue from business services associated with our integrated, network-enabled services. Our integrated athenaOne services for healthcare practices and medical groups and for hospitals and health systems, as well as related standalone services, consist of medical billing and practice management; electronic health records; patient engagement; and order transmission and care coordination, which are supported by our network, athenaNet; we refer to such offerings collectively as athenaOne. We consider the series of services provided under athenaOne to be one performance obligation. Examples of other performance obligations that we have include other athenahealth-branded services such as our population health offering, and those related to supporting athenaOne, including professional services and consulting work, and various services under the Epocrates® brand name. Revenue associated with each of these performance obligations is satisfied and recognized over time, which is typically one month or less.

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

Disaggregation of Revenue from Contracts with Customers

The following table provides information about our revenue by service offering:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Service offerings:
athenaOne	$304.0	$910.5
Other athenahealth-branded services	8.1	25.1
Epocrates	11.8	31.5
Other	5.6	15.1
Total revenue	$329.5	$982.2

New Contract Assets and Deferred Revenue Accounting Policy

Due to our go-to-market strategy wherein we do not have a contractual right to bill clients until their collections from various payers are posted to athenaNet, we recognize revenue in advance of our right to payment from our clients. Our clients are billed monthly, in arrears, typically based upon a percentage of collections posted to athenaNet. Amounts recognized as revenue prior to our right to payment are recorded in our contract asset balance. Amounts that we are entitled to collect under the contract are recorded as accounts receivable. Our contract asset balance at September 30, 2018 was $79.9 million. Changes in the contract asset balance primarily consist of increases as a result of providing services that result in additional consideration and are offset by our right to payment for services becoming unconditional. Our deferred revenue balances mainly consist of fees paid by our clients for which the associated services have not been performed. Deferred revenue, which was $32.1 million as of September 30, 2018, primarily relates to our Epocrates services.

New Deferred Commissions and Contract Fulfillment Costs Accounting Policies

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred including consideration of expected client renewals. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which we have estimated to be 12 years. Deferred commissions were $50.1 million at September 30, 2018 and are included in the other assets line on our condensed consolidated balance sheet.

During implementation and prior to go-live, we incur certain contract fulfillment costs primarily related to the configuration of athenaNet for our clients. These costs are capitalized to the extent they are directly related to a contract, are recoverable, and create a resource used to deliver our athenaOne and other athenahealth-branded business services. These costs are amortized over the period the related services are transferred including consideration of expected client renewals, which is based upon our estimate of the client life. Contract fulfillment costs were $35.9 million at September 30, 2018 and are included in the other assets line on our condensed consolidated balance sheet.

athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

3. BUSINESS COMBINATIONS
On May 2, 2018, we acquired a business to enhance our billing and revenue cycle management toolkit by adding contract management and analytics features. The purchase price was $10.1 million, net of cash acquired, that has been allocated primarily to goodwill that is deductible for U.S. income tax purposes. We incurred transaction costs of $0.7 million associated with this acquisition.
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
The purchase price of Praxify was $41.1 million, net of cash acquired. The purchase price excludes $16.5 million expected to be earned by key employees of Praxify based upon continued employment, which is accounted for as compensation expense and is being recognized in the condensed consolidated statements of income and comprehensive income over the requisite service period. As of both September 30, 2018 and December 31, 2017, there was $5.5 million of prepaid compensation expense related to retention bonuses made at the time of acquisition included in the prepaid expenses and other current assets line on our condensed consolidated balance sheets; as of September 30, 2018 and December 31, 2017, there was $3.9 million and $8.0 million, respectively, of prepaid compensation expense in the other assets line on our condensed consolidated balance sheets. The fair value of net assets acquired primarily consisted of purchased intangible assets of $15.7 million related to technology. The $33.8 million excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is not deductible for U.S. income tax purposes. We incurred transaction costs of $1.4 million associated with this acquisition.

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
The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$26.4	$13.0	$93.9	$21.5
Weighted average shares used in computing basic net income per share	40.5	39.9	40.4	39.8
Net income per share – Basic	$0.65	$0.33	$2.32	$0.54

Net income	$26.4	$13.0	$93.9	$21.5
Weighted average shares used in computing basic net income per share	40.5	39.9	40.4	39.8
Effect of dilutive securities	0.7	0.8	0.8	0.8
Weighted average shares used in computing diluted net income per share	41.2	40.7	41.2	40.6
Net income per share – Diluted	$0.64	$0.32	$2.28	$0.53
The computation of diluted net income per share does not include 0.2 million and 0.3 million shares for both the three and nine months ended September 30, 2018, respectively, and 0.2 million and 0.4 million shares for the three and nine months ended September 30, 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Money market funds are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets or similar securities.
Our MDP Accelerator program is designed to cultivate health care information technology start-ups and expand services offered to our provider network. MDP Accelerator portfolio investments and our other direct investments are typically made in the form of convertible notes receivable or equity investments, which are included in other assets on our condensed consolidated balance sheets. During the nine months ended September 30, 2018, we determined the notes receivable were fully impaired and recorded a $0.5 million charge to other expense.
As of September 30, 2018 and December 31, 2017, we had $258.8 million and $273.8 million, respectively, outstanding on our term loan facility and we had not drawn on the revolving credit facility under our senior credit facility. The credit facility carries a variable interest rate set at current market rates, which is the primary driver in our conclusion that the carrying value approximates fair value.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in athenahealth, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in millions, except per share amounts)

active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity. It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

	Fair Value Measurements as of September 30, 2018, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$0.1	$—	$—	$0.1
Debt securities:
MDP Accelerator portfolio	—	—	—	—
Total assets	$0.1	$—	$—	$0.1

	Fair Value Measurements as of December 31, 2017, Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$0.1	$—	$—	$0.1
Debt securities:
MDP Accelerator portfolio	—	—	0.5	0.5
Total assets	$0.1	$—	$0.5	$0.6
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three and nine months ended September 30, 2018 and 2017:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Balance, beginning of period	$—	$0.5	$0.5	$0.5
Impairment	—	—	(0.5)	—
Balance, end of period	$—	$0.5	$—	$0.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding management’s expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; statements regarding the cost reduction plan announced in 2017; statements regarding our process to explore strategic alternatives; statements regarding uses of cash; the impact of new accounting pronouncements; changes in expenses related to operations, selling and marketing, research and development, general and administrative matters, depreciation and amortization, interest and income taxes; statements regarding the impact of new legislation, including new tax legislation; the impact of litigation; the impact of foreign currency fluctuations; the impact of acquisitions and associated measurements of fair value; and capital allocation and liquidity matters. Forward-looking statements may be identified with words such as “will,” “may,” “expect,” “plan,” “anticipate,” “upcoming,” “believe,” “goal,” “estimates,” or similar terminology, and the negative of these terms.
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
Executive Summary
athenahealth, Inc. (which we refer to as athenahealth, the Company, we, or our) partners with hospital and ambulatory customers to drive clinical and financial results. We offer medical record, revenue cycle, patient engagement, care coordination, and population health services. We combine insights from our network of over 120,000 providers and approximately 117 million patients with deep industry knowledge and perform administrative work at scale.
Highlights from the three and nine months ended September 30, 2018 include:

•
Total revenue as presented of $329.5 million for the three months ended September 30, 2018. Total revenue under the previous revenue recognition standard of $331.4 million compared to $304.6 million in the same period last year, an increase of 9%. Total revenue as presented of $982.2 million for the nine months ended September 30, 2018. Total revenue under the previous revenue recognition standard of $983.6 million compared to $891.1 million in the same period last year, an increase of 10%. Increased revenue in both the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were the result of strong growth in collections processed driven by continued growth in providers.

•
Gross margin as presented of 53.1% for the three months ended September 30, 2018. Gross margin under the previous revenue recognition standard of 52.3%, compared to 52.7% in the same period last year. Gross margin as presented of 53.1% for the nine months ended September 30, 2018. Gross margin under the previous revenue recognition standard of 52.0%, compared to 51.5% in the same period last year.

•
Operating income as presented of $38.2 million for the three months ended September 30, 2018. Operating income under the previous revenue recognition standard of $31.8 million, or 9.6% of total revenue, compared to $18.6 million, or 6.1% of total revenue, in the same period last year. Operating income as presented of $123.4 million for the nine months ended September 30, 2018. Operating income under the previous revenue recognition standard of $100.6 million, or 10.2% of total revenue, compared to $31.9 million, or 3.6% of total revenue, in the same period last year.

•
Net income as presented of $26.4 million, or $0.64 per diluted share, for the three months ended September 30, 2018. Net income under the previous revenue recognition standard of $21.5 million, or $0.52 per diluted share, compared to net income of $13.0 million, or $0.32 per diluted share, in the same period last year. Net income as presented of $93.9 million, or $2.28 per diluted share, for the nine months ended September 30, 2018. Net income under the previous revenue recognition standard of $76.7 million, or $1.86 per diluted share, compared to net income of $21.5 million, or $0.53 per diluted share, in the same period last year. Our financial results reflect strong revenue growth and continued execution on our plans to reduce expenses and operate more efficiently.

•
Our balance sheet at September 30, 2018 includes cash and cash equivalents of approximately $303.4 million. Additionally, we have a $500.0 million senior credit facility comprised of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility. As of September 30, 2018, we had $258.8 million outstanding on the unsecured term loan facility and $200.0 million available on the unsecured revolving credit facility. We will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business and potential acquisitions, among other potential uses of our assets and available credit.

•	Net cash provided by operating activities increased $97.5 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

•
In June 2018, we announced that our Board of Directors initiated a process to explore strategic alternatives and had begun working with financial advisors. As part of this process, the Board of Directors will consider a sale, merger or other transaction involving the Company as well as continuing as an independent company.

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

Description – We derive the majority of our revenue from business services associated with our integrated, network-enabled services. Our integrated athenaOne services for healthcare practices and medical groups and for hospitals and health systems, as well as related standalone services, consist of medical billing and practice management; electronic health records; patient engagement; and order transmission and care coordination, which are supported by our network, athenaNet; we refer to such offerings collectively as athenaOne. We consider the series of services provided under athenaOne to be one performance obligation. Examples of other performance obligations that we have include other athenahealth-branded services such as our population health offering, and those related to supporting athenaOne, including professional services and consulting work, and various services under the Epocrates® brand name. Revenue associated with each of these performance obligations is satisfied and recognized over time, which is typically one month or less.

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
For a more detailed discussion of our other critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on February 1, 2018.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018			2017
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard	Previous Revenue Standard
	(in millions)
Revenue	$329.5	$1.9	$331.4	$304.6
Cost of revenue	154.4	3.7	158.1	144.0
Selling and marketing	47.6	4.6	52.2	61.8
Income tax provision	10.0	1.5	8.5	4.2

	Nine Months Ended September 30,
	2018			2017
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard	Previous Revenue Standard
	(in millions)
Revenue	$982.2	$1.4	$983.6	$891.1
Cost of revenue	460.4	11.8	472.2	432.2
Selling and marketing	146.2	12.4	158.6	192.5
Income tax provision	22.7	5.6	17.1	6.1
The preceding tables provide a bridge between the results presented under the new revenue recognition standard in place for the three and nine months ended September 30, 2018 to the results presented under the previous revenue recognition standard in place for the three and nine months ended September 30, 2017. Total revenue as presented for the three and nine months ended September 30, 2018 varies from revenue that would have been reported under the previous revenue recognition standard for the same period, as the new standard changes the timing and recognition pattern related to our athenaOne contracts. The seasonality associated with when claims are submitted by our clients, which in part drives the timing of revenue under the new revenue standard, and when our clients receive payment on these claims, which drove the timing of revenue under the previous revenue standard, results in different patterns in our reported results of operations. As these periods are not comparable due to the different guidance utilized in each period, for fiscal year 2018 only, we will discuss our comparison of results between current and prior periods under the previous basis of accounting; refer to tables below.
As we ceased amortizing deferred implementation fees recorded under the previous revenue recognition standard, we have condensed our implementation and other line item into a single revenue line item. The following table disaggregates total revenue into the format previously presented:

	Previous Revenue Standard
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Business services	$322.7	$295.8	26.9	9%	$959.6	$867.1	92.5	11%
Implementation and other	8.7	8.8	(0.1)	(1)%	24.0	24.0	—	—%
Total revenue	$331.4	$304.6	26.8	9%	$983.6	$891.1	92.5	10%
Business services revenue growth under the previous standard for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily driven by the growth in collections processed. The amount of collections processed was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Collections processed	$7,228.7	$6,487.6	$741.1	11%	$21,476.3	$18,931.7	$2,544.6	13%

	Previous Revenue Standard
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Cost of revenue	$158.1	$144.0	$14.1	10%	$472.2	$432.2	$40.0	9%
Cost of Revenue. Cost of revenue increased in the three and nine months ended September 30, 2018 primarily due to a $6.4 million and $16.1 million increase, respectively, associated with our business partner outsourcing and clearing house activities, as collections processed on behalf of our clients were higher compared to the three and nine months ended September 30, 2017. In addition, total compensation expenses increased $1.9 million and $10.0 million in the three and nine months ended September 30, 2018, respectively, as a result of increases to investments in our customer success initiatives and higher benefits partially offset by savings achieved from average employee headcount decreases as a result of our cost reduction initiatives.

	Previous Revenue Standard
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Selling and marketing	$52.2	$61.8	$(9.6)	(16)%	$158.6	$192.5	$(33.9)	(18)%
Research and development	50.9	44.8	6.1	14%	147.5	130.0	17.5	13%
General and administrative	38.4	35.4	3.0	8%	104.7	104.5	0.2	—%
Total	$141.5	$142.0	$(0.5)	—%	$410.8	$427.0	$(16.2)	(4)%
Selling and Marketing Expense. Selling and marketing expense decreased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 due to decreases of $4.5 million and $17.9 million, respectively, as a result of optimization of our spending and $4.4 million and $12.5 million, respectively, in employee compensation due to our cost reduction activities. In addition, commissions expense decreased by $1.1 million and $6.1 million, respectively, due to lower bookings in the current periods.
Research and Development Expense. Research and development expense increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily due to continued investment in our core services, platform development, and network services.
General and Administrative Expense. General and administrative expense increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to higher compensation costs of $6.6 million, partially offset by $3.5 million in lower consulting and other external resource expenses. Compensation costs during the nine months ended September 30, 2018 increased $9.1 million compared to the nine months ended September 30, 2017, however these increases were offset by savings achieved from our cost reduction activities, including $8.2 million in lower consulting and other external resource expenses.

	Previous Revenue Standard
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(in millions)				(in millions)
Income tax provision	$8.5	$4.2	$4.3	*	$17.1	$6.1	$11.0	*
Effective tax rate	28.3%	24.4%			18.2%	22.1%
*    Percentage not meaningful
Income Tax Provision. The difference in our income tax provision for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, is primarily due to an increase in pre-tax net income.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2018, our principal source of liquidity consisted of cash and cash equivalents of $303.4 million compared to cash and cash equivalents of $165.1 million as of December 31, 2017. In addition, we have a credit agreement, which we refer to as the Credit Agreement, that provides for a $500.0 million senior credit facility comprised of a $300.0 million unsecured term loan facility and a $200.0 million unsecured revolving credit facility, which we refer to as the 2015 Senior Credit Facility. As of September 30, 2018 and December 31, 2017, we had $258.8 million and $273.8 million outstanding on the unsecured term loan facility, respectively. As of both September 30, 2018 and December 31, 2017, we had $200.0 million available on the unsecured revolving credit facility.
The 2015 Senior Credit Facility may be used to refinance existing indebtedness, for working capital and other general corporate purposes. We may increase the revolving credit facility up to an additional $100.0 million and may increase the term loan facility to the extent that such amount will not cause us to be in breach of our financial covenants (such as compliance with consolidated fixed charge coverage, consolidated leverage, and consolidated senior leverage ratios), subject to certain conditions, including obtaining lender commitments. The 2015 Senior Credit Facility matures on May 5, 2020, although we may prepay the 2015 Senior Credit Facility in whole or in part at any time without premium or penalty. During the three months ended March 31, 2018, we amended our 2015 Senior Credit Facility to give effect to certain accounting changes we adopted as of January 1, 2018 and will adopt as of January 1, 2019. As of September 30, 2018, we were in compliance with our covenants under the Credit Agreement.
Our cash balance increased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to our cost savings program associated with the implementation of our cost reduction plan announced in late 2017. We believe our current sources of liquidity will be sufficient to sustain operations, to make payments on our contractual obligations, and to purchase property and equipment in the foreseeable future. Our 2015 Senior Credit Facility, including our currently unutilized $200.0 million line of credit, provides us additional flexibility to pursue strategic initiatives in the future, if needed. Our analysis is supported by the growth in our new client base and a high rate of renewal with our existing clients, as well as the corresponding increase in billings and collections. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under these credit facilities or obtain additional financing.
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
Operating Cash Flow Activities

	Nine Months Ended September 30,
	2018	2017	Change
	(in millions)
Net income	$93.9	$21.5	$72.4
Non-cash adjustments	183.0	155.9	27.1
Net income after non-cash adjustments are added back	276.9	177.4	99.5
Cash used in changes in operating assets and liabilities	(18.6)	(16.6)	(2.0)
Net cash provided by operating activities	$258.3	$160.8	$97.5
Net cash provided by operating activities increased $97.5 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in net income excluding the effect of non-cash items. The increase in net income is a result of continued revenue growth and the continued execution on our plans to reduce expenses and operate more efficiently in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Investing Cash Flow Activities
Net cash used in investing activities decreased $63.8 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a $31.0 million decrease in payments on acquisitions. Additional decreases during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 were due to a $34.9 million decrease in purchases of property and equipment, primarily related to a decrease in spend associated with our corporate headquarters. We expect to continue to invest in capitalized software costs and property and equipment as we continue to develop new and enhance existing services.

Financing Cash Flow Activities
Net cash used in financing activities decreased $3.4 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to an additional $2.2 million in proceeds received from the issuance of common stock under stock plans during the nine months ended September 30, 2018.
Contractual Obligations
In connection with the review of strategic alternatives, as described in Note 1 to the condensed consolidated financial statements, the Company is working with certain advisors. We expect that the Company will owe an amount to the extent a transaction is or is not completed.

Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, which are primarily for office space and data centers, we do not engage in off-balance sheet financing arrangements. Upon adoption of the new lease accounting standard on January 1, 2019, we anticipate that the requirement to capitalize all long-term leases will result in a material impact to our condensed consolidated balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2018. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2017 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2018 (the “Evaluation Date”), our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Chief Financial Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control

There have been no changes in our internal controls over financial reporting for the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
On November 1, 2018, our Board of Directors appointed David C. Young as the Principal Accounting Officer of the Company. The appointment was effective November 8, 2018. Mr. Young replaces Marc Levine who will remain the Chief Financial Officer, Principal Executive Officer and Principal Financial Officer of the Company.

Mr. Young, 40, has been the Company’s Vice President and Corporate Controller since May 2016. Previously, Mr. Young served as Corporate Controller at Wyless Inc., or Wyless, from April 2015 until May 2016. Prior to joining Wyless, Mr. Young served as Assistant Corporate Controller at Sapient Corporation, or Sapient, from May 2012 until April 2015. Before his promotion to Assistant Corporate Controller, Mr. Young held various financial roles at Sapient from August 2006 until May 2012.

There are no arrangements or understandings between Mr. Young and any other person pursuant to which he was appointed as the principal accounting officer of the Company. Mr. Young has no familial relationships with any executive officer or director of the Company and there have been no transactions in which the Company has participated and in which Mr. Young had a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1*	Separation Agreement by and between the Registrant and Jonathan Bush dated September 5, 2018.

31.1*	Rule 13a-14(a) or 15d-14 Certification of Principal Executive Officer and Chief Financial Officer

32.1*^	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101*	XBRL (eXtensible Business Reporting Language). The following materials from athenahealth, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL:
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
Date: November 9, 2018